Form 10-Q
period 2017-03-31
ProPetro Holding Corp.
filed 2017-05-12
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38035
______________________________
ProPetro Holding Corp.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	26-3685382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1706 South Midkiff, Bldg. B
Midland, Texas 79701
(Address of principal executive offices)
(432) 488-0012
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at May 1, 2017, was 83,039,854

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$85,625	$133,596
Accounts receivable - net of allowance for doubtful accounts of $545 and $552, respectively	109,866	115,179
Inventories	5,154	4,713
Prepaid expenses	3,938	4,608
Other current assets	4,418	6,684
Total current assets	209,001	264,780
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	298,382	263,862
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	517	589
Deferred revenue rebate - net of amortization	2,000	2,462
Other noncurrent assets	1,877	304
Total other noncurrent assets	13,819	12,780
TOTAL ASSETS	$521,202	$541,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,255	$129,093
Accrued liabilities	9,681	13,619
Current portion of long-term debt	6,087	16,920
Accrued interest payable	—	109
Total current liabilities	134,023	159,741
DEFERRED INCOME TAXES	1,204	1,148
LONG-TERM DEBT	11,687	159,407
OTHER LONG-TERM LIABILITIES	120	117
Total liabilities	147,034	320,413
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 43,500,000 shares authorized, 0 and 16,999,990 shares issued, respectively	—	17
Preferred stock, additional paid-in capital	—	162,494
Common stock, $0.001 par value, 290,000,000 shares authorized, 83,039,854 and 52,627,652 shares issued, respectively	83	53
Additional paid-in capital	605,346	265,355
Accumulated deficit	(231,261)	(206,910)
Total shareholders’ equity	374,168	221,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,202	$541,422
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE - Total service revenue	$171,931	$87,930
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	149,565	80,289
General and administrative (inclusive of stock-based compensation)	19,859	5,808
Depreciation and amortization	11,151	11,085
Loss on disposal of assets	10,442	4,767
Total costs and expenses	191,017	101,949
OPERATING LOSS	(19,086)	(14,019)
OTHER INCOME (EXPENSE):
Interest expense	(5,175)	(5,415)
Other income (expense)	26	(298)
Total other expense	(5,149)	(5,713)
LOSS BEFORE INCOME TAXES	(24,235)	(19,732)
INCOME TAX (EXPENSE)/BENEFIT	(116)	6,792
NET LOSS	$(24,351)	$(12,940)
NET LOSS PER COMMON SHARE:
Basic	$(0.43)	$(0.37)
Diluted	$(0.43)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	55,996	34,993
Diluted	55,996	34,993
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2017	17,000	$17	$162,494	52,628	$53	$265,355	$(206,910)	$221,009
Stock-based compensation cost	—	—	—	—	—	7,369	—	7,369
Initial Public Offering, net of costs	—	—	—	13,250	13	170,128	—	170,141
Conversion of preferred stock to common at Initial Public Offering	(17,000)	(17)	(162,494)	17,000	17	162,494	—	—
Exercise of stock options—net	—			162	—	—		—
Net loss	—	—	—	—	—	—	(24,351)	(24,351)
BALANCE - March 31, 2017	—	$—	$—	83,040	$83	$605,346	$(231,261)	$374,168
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,351)	$(12,940)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,151	11,085
Deferred income tax expense (benefit)	55	(6,792)
Amortization of deferred revenue rebate	462	462
Amortization of deferred debt issuance costs	3,158	338
Stock-based compensation	7,369	206
Loss on disposal of assets	10,442	4,767
(Gain) loss on interest rate swap	(138)	252
Changes in operating assets and liabilities:
Accounts receivable	5,313	49,337
Other current assets	468	(151)
Inventories	(441)	3,816
Prepaid expenses	670	1,297
Accounts payable	(14,884)	(36,836)
Accrued liabilities	(2,560)	(811)
Accrued interest	(108)	214
Net cash (used in) provided by operating activities	(3,394)	14,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,910)	(12,217)
Proceeds from sale of assets	452	29
Net cash used in investing activities	(50,458)	(12,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(161,669)	(4,019)
Repayments of insurance financing	(1,236)	(1,227)
Payment of debt issuance costs	(1,615)	—
Proceeds from IPO	185,500	—
Payment of IPO costs	(15,099)	—
Net cash provided by (used in) financing activities	5,881	(5,246)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,971)	(3,190)
CASH AND CASH EQUIVALENTS - Beginning of period	133,596	34,310
CASH AND CASH EQUIVALENTS - End of period	$85,625	$31,120
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 in the final prospectus of the Company filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933 on March 20, 2017 ("Prospectus").

Initial Public Offering
On March 22, 2017, we consummated our initial public offering ("IPO"), in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by existing stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. Upon closing of the IPO, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under our Term Loan, (ii) to fund the purchase of additional hydraulic fracturing fleets and ancillary equipment, and (iii) for general corporate purposes.
In connection with the IPO, the Company executed a stock split, such that each holder of common stock of the Company received 1.45 shares of common stock for every one share of previous common stock. Accordingly, any information related to or dependent upon the share or option counts in our comparative 2016 condensed consolidated financial statements (Unaudited) and Note 6, Net Loss per Share, Note 7, Stock-Based Compensation, and Note 10, Equity Capitalization, have been updated to reflect the effect of the stock split.

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. The Company believes that the adoption of this guidance will not materially affect the Company’s revenue recognition. However, the Company will continue to evaluate and quantify the effect of the adoption of this guidance on its consolidated financial statements.
          In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU No. 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The amendments in ASU No. 2015-11 are effective for fiscal years beginning after December 15, 2016. The ASU became effective for us in 2017 and the adoption of this guidance did not materially affect our consolidated financial statements.
          In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including periods within

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Recently Issued Accounting Standards (Continued)

that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company has not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
          In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The ASU became effective for us in 2017 and the adoption of this guidance did not materially affect our consolidated financial statements.
          In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company believes that the adoption of this guidance will not materially affect our consolidated financial statements.
Note 3 - Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.
              In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used, when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions other market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:
          Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
          Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
          Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
          A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and a derivative financial instrument. The estimated fair value of our financial instruments — cash and cash equivalents, accounts receivable and accounts payable at March 31, 2017, and December 31, 2016 approximates their carrying value as reflected in our condensed consolidated balance sheets due to their short-term nature. We use a derivative financial instrument, an interest rate swap, to manage interest rate risk. Our policies do not permit the use of derivative financial instruments for speculative purposes. We did not designate the interest rate swap as a hedge for accounting purposes. We record all derivatives as of the end of our reporting period in our condensed consolidated balance sheet at fair value, which is based on quoted market prices, a Level 1 input. We may be exposed to credit losses in the event of nonperformance by counterparties to the interest rate swap. The counterparty of the interest rate swap is a credible, large institution, and the Company does not believe there is significant or material credit risk upon settlement of the contract. The fair value of the interest rate swap liability at March 31, 2017 and December 31, 2016 was $0.1 million and $0.3 million, respectively. Based on quoted market prices as of March 31, 2017 and

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

2016, for contracts with similar terms and maturity date, as provided by the counterparty, we recorded a gain of $0.1 million and a loss of $0.3 million during the three months ended March 31, 2017 and 2016, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, respectively, are set forth below:

		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
($ in thousands)
March 31, 2017:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2016:
Property and equipment, net	$8,700	$—	$8,700	$—	$(6,305)
Goodwill	$9,425	$—	$—	$9,425	$(1,177)

          No impairment of property and equipment was recorded during the three months ended March 31, 2017 or 2016. In the prior year, during fourth quarter of 2016, the depressed cash flows and continued decline in utilization of our Permian drilling assets were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. We determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, and as such, an impairment expense was recorded in the fourth quarter of 2016. The non-cash asset impairment charges recorded in the fourth quarter of 2016 for Permian drilling was $6.3 million, which had a then net carrying value of $15.0 million prior to the impairment write-down.
          The Company generally applies fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. The Company's estimate of the reporting unit fair value was based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired and perform a second step to measure the amount of the impairment loss. There were no additions to, or disposal of, goodwill during the three months ended March 31, 2017 and 2016. At December 31, 2016, we estimated the fair value of the surface drilling reporting unit to be $3.8 million and its carrying value was $4.2 million. As a result of the potential impairment with the carrying value exceeding the estimated fair value, we then further determined the implied fair value of the $1.2 million goodwill for the surface drilling reporting unit to be $0. Accordingly, we recorded an impairment loss of $1.2 million during the fourth quarter of 2016.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt
2013 Term Loan and Revolving Credit Facility
          On September 30, 2013, we entered into a term loan in the amount of $220 million ("Term Loan") with a $40 million revolving credit line ("Revolving Credit Facility"). Borrowings under the Term Loan and Revolving Credit Facility accrue interest at LIBOR plus 6.25%, subject to a 1% LIBOR floor, and were secured by a first priority lien and security interest in all assets of the Company. Proceeds from the Term Loan were used to pay off 100% of our debt outstanding, including accrued interest, at September 30, 2013, with excess proceeds from the Term Loan and the $40 million Revolving Credit Facility used to fund growth and working capital needs. The Term Loan and Revolving Credit Facility were scheduled to mature on September 30, 2019 and September 30, 2018, respectively, with quarterly payments of principal and interest.
          Under the Term Loan and Revolving Credit Facility we were required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to reporting, insurance, collateral maintenance, change of control, transactions with affiliates, distributions, and limitations on additional indebtedness. In addition, the Term Loan and Revolving Credit Facility included a maximum leverage ratio of 3.5x EBITDA (earnings before interest, taxes, depreciation, and amortization) to total debt, which became effective March 31, 2014.
          In 2015, given the then near-term economic uncertainty and volatility of commodity prices, we determined that we were likely to be out of compliance with the leverage ratio covenant under the Term Loan and Revolving Credit Facility at the March 31, 2016 test date. Accordingly, the Company and its equity sponsor, Energy Capital Partners, commenced negotiations with the lenders to amend the covenants and leverage ratio in the Term Loan and Revolving Credit Facility. The resulting amendment and waiver agreement was executed on June 8, 2016. Under the terms of the amendment, Energy Capital Partners infused $40 million of additional equity into the Company, $10 million of which was reserved for working capital, with up to $30 million available to repurchase debt. A minority shareholder also infused $0.425 million alongside Energy Capital Partners to prevent dilution. The amendment and waiver also suspended the leverage ratio test until June 30, 2017, and provided us with 30 days to deliver any past-due financial statements.
          Gain on Extinguishment of Debt — in connection with the amendment to the Term Loan and Revolving Credit Facility, we initiated an auction process with the lenders to repurchase a portion of debt for a price of 80 cents, at a 20% discount to par value. The auction settled on June 16, 2016 as the Company repurchased a total amount of $37.5 million of debt for $30 million plus $0.525 million in debt extinguishment auction costs, leading to a gain on extinguishment of debt of $6.975 million.
          On January 13, 2017, we repaid $75 million of the outstanding balance under the Term Loan and repaid the remaining balance of $13.5 million under the Revolving Credit Facility using a portion of the proceeds from the private placement offering. On March 22, 2017, we retired the $71.8 million remaining balance of the Term Loan, along with accrued interest, using a portion of the proceeds from our IPO. Each of the Term Loan and Revolving Credit Facility were terminated in accordance with their terms upon the repayment of outstanding borrowings.
Equipment and Manufacturing Notes
          On November 24, 2015, we entered into 36-month financing arrangement for three hydraulic fracturing fleets in the amount of $25 million, and a portion of the proceeds were used to pay off the previous manufacturer notes, with the remainder being used for additional liquidity.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

ABL Credit Facility
          On March 22, 2017, we entered into a new revolving credit facility with a $150 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a tenor of 5 years and a borrowing base of 85% of eligible accounts receivables less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, making prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio ("FCCR") of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12 million. The ABL has a commitment fee of 0.25% if the utilization is greater than 50% of the borrowing base, otherwise it is 0.375%.

          Total debt consisted of the following notes at March 31, 2017 and December 31, 2016, respectively:

($ in thousands)	2017	2016
ABL Credit Facility	$—	$—
6.25% "Term loan" due September 2019	—	146,750
Revolving Credit Facility	—	13,500
Equipment refinancing	17,774	19,193
Total debt	17,774	179,443
Less deferred loan costs, net of amortization	—	3,116
Subtotal	17,774	176,327
Less current portion of long-term debt	6,087	16,920
Total long-term debt, net of deferred loan costs	$11,687	$159,407
          As of March 31, 2017, the ABL Credit Facility was undrawn, and the loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at March 31, 2017:

($ in thousands)
2017	$4,501
2018	13,273
Total	$17,774

Note 5 - Reportable Segment Information
The Company has seven operating segments for which discreet financial information is readily available: hydraulic fracturing, cementing, acidizing, coil tubing, flowback, surface drilling, and Permian drilling. These segments represent how the Chief Operating Decision Maker (CODM) evaluates performance and allocates resources.
In accordance with Accounting Standards Codification (ASC) 280 - Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing, cementing, and acidizing operating segments. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’category in the table below. Inter-segment revenues are not material and were not shown separately in the table below.
The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest, taxes, depreciation & amortization, stock-based compensation expense, impairment

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

expense, (gain)/loss on disposal of assets and other unusual or nonrecurring one-time expenses or income). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below.

($ in thousands)	Pressure Pumping	All Other	Total
Three months ended March 31, 2017
Service revenue	$163,840	$8,091	$171,931
Adjusted EBITDA	$16,919	$(691)	$16,228
Depreciation and amortization	$9,995	$1,156	$11,151
Goodwill	$9,425	$—	$9,425
Capital expenditures	$55,042	$1,419	$56,461
Total assets	$481,081	$40,121	$521,202

Three months ended March 31, 2016
Service revenue	$79,545	$8,385	$87,930
Adjusted EBITDA	$3,021	$(982)	$2,039
Depreciation and amortization	$9,410	$1,675	$11,085
Goodwill	$9,425	$1,177	$10,602
Capital expenditures	$6,490	$4	$6,494
Total assets	$335,542	$43,574	$379,116
Reconciliation of net loss to adjusted EBITDA:

($ in thousands)	Pressure Pumping	All Other	Total
Three months ended March 31, 2017
Net loss	$(7,918)	$(16,433)	$(24,351)
Depreciation and amortization	9,995	1,156	11,151
Interest expense	—	5,175	5,175
Income tax expense	—	116	116
Loss/(Gain) on disposal of assets	10,709	(267)	10,442
Stock-based compensation	—	7,369	7,369
Other income	—	(26)	(26)
IPO bonus expense	4,133	2,219	6,352
Adjusted EBITDA	$16,919	$(691)	$16,228

Three months ended March 31, 2016
Net loss	$(11,160)	$(1,780)	$(12,940)
Depreciation and amortization	9,410	1,675	11,085
Interest expense	—	5,415	5,415
Income tax benefit	—	(6,792)	(6,792)
Loss/(Gain) on disposal of assets	4,771	(4)	4,767
Stock-based compensation	—	206	206
Other expense	—	298	298
Adjusted EBITDA	$3,021	$(982)	$2,039

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Loss Per Share
          Net loss per share is determined by dividing the net loss relevant to the common stockholders by the weighted average number of shares outstanding during the quarter. Diluted net loss per common share uses the same net loss divided by the number of shares that would be outstanding assuming dilutive options and stock are converted (conversion method). The table below shows the calculations for the three months ended March 31, 2017 and 2016.

($ in thousands, except for share data)	2017	2016
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(24,351)	$(12,940)
Denominator
Denominator for basic earnings (loss) per share	55,996	34,993
Denominator for diluted earnings (loss) per share	55,996	34,993
Basic loss per common share	$(0.43)	$(0.37)
Diluted loss per common share	$(0.43)	$(0.37)

          As shown in the table below, our non-vested restricted stock and stock options have not been included in the calculation of diluted earnings (loss) per share as they would be anti-dilutive to the calculation above.

	2017	2016
Stock options	4,641,501	3,485,805
Preferred stock	—	—
Non-vested restricted stock	372,335	372,335
	5,013,836	3,858,140

Note 7 - Stock-Based Compensation

Stock Options

          Effective March 4, 2013, we adopted the ProPetro Stock Option Plan pursuant to which our Board of Directors may grant stock options or other stock-based awards to key employees, consultants, and directors. The Plan, as amended, is authorized to grant up to 4,645,884 shares of common stock to be issued upon exercise of the options. The Company’s share price used to estimate the fair value of the option at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. The expected term used to calculate the fair value of all options considers the vesting date and the grant’s expiration date. The expected volatility was estimated by considering comparable public companies, and the risk free rate is based on the U.S treasury yield curve as of the grant date. The dividend assumption is based on historical experience. After becoming a public company, the market price would be used to determine the market value of our common stock. Prior to 2015, we had granted a total of 3,499,228 options with an exercise price of $3.96 per option, and all options expire 10 years from the date of grant. On June 14, 2013, we granted 2,799,408 stock option awards to certain key employees and directors that shall vest and become exercisable based upon the achievement of a service requirement. The options vest in 25% increments for each year of continuous service and an option becomes fully vested upon the optionee’s completion of the fourth year of service. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2017 and 2016, we recognized $0.3 million in compensation expense related to these stock options. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.35%

          On December 1, 2013, we granted 699,820 stock option awards to certain key employees which were scheduled to vest in four substantially equal annual installments, subject to service and performance requirements and acceleration upon a change in control. As of December 31, 2016, the performance requirement was not considered to be probable of achievement for any of the outstanding option awards and 114,456 options were forfeited during the year ended December 31, 2016. Accordingly, we have not recognized any compensation expense related to these stock options as of December 31, 2016. Effective March 16, 2017, we terminated the options in connection with the IPO and approved a cash bonus totaling $5.1 million to the holders of the options.

          The contractual term for the options awarded is 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.83%

          On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees and directors which are scheduled to vest in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2017, we recognized the remaining $1.8 million in stock compensation expense related to these stock options, as the Company fully accelerated vesting of the options in connection with the IPO.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	55%
Expected dividends	$—
Expected term (in years)	5.8
Risk free rate	1.22%

          On March 16, 2017, we granted 793,738 stock option awards to certain key employees and directors which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2017, we recognized $0.03 million in stock compensation expense related to these stock options.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	18%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	2.23%

          The total stock compensation expense for the three months ended March 31, 2017 and 2016 for all stock options was $2.2 million and $0.3 million, respectively. The tax benefit related to the stock compensation expense recorded for the three months

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

ended March 31, 2017 and 2016 was $0.8 million and $0.1 million, respectively. The total unrecognized compensation expense as of March 31, 2017 is approximately $0.3 million, and is expected to be recognized over a weighted-average period of approximately 0.2 years.

          A summary of the stock option activity for the three months ended March 31, 2017 and the year ended December 31, 2016, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	3,485,791	$3.96	$1.77
Granted	1,274,549	$2.25	$1.77
Exercised	—	$—	$—
Forfeited	(114,456)	$3.96	$1.77
Expired	—	$—	$—
Outstanding at December 31, 2016	4,645,884	$3.49	$1.77
Exercisable at December 31, 2016	2,354,466	$3.77	$1.77

Outstanding at January 1, 2017	4,645,884	$3.49	$1.77
Granted	793,738	$14.00	$3.35
Exercised	(226,194)	$3.96	$1.77
Forfeited	—	$—	$—
Expired	—	$—	$—
Canceled	(571,927)	$3.96	$1.77
Outstanding at March 31, 2017	4,641,501	$5.21	$2.04
Exercisable at March 31, 2017	3,147,911	$3.27	$1.77
Restricted Stock Units (Non-Vested Stock)

          On September 30, 2013, our Board of Directors authorized and granted 372,335 Restricted Stock Units (RSUs) to a key executive. Each RSU represents the right to receive one share of common stock of the Company at par value $0.001 per share. Under the terms of the award, the shares of common stock subject to the RSUs were to be paid to the grantee upon change in control, regardless of whether the grantee was affiliated with the Company on the settlement date. The fair value of the RSUs is measured as the price of the Company’s shares on the grant date, which was estimated to be $3.89. The share price used to estimate the fair value of the RSU at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. Effective March 22, 2017, the Board of Directors cancelled these RSUs and issued 372,335 new RSUs to the grantee. These new RSUs are effectively identical to the RSUs granted in 2013, provided, however, that the RSUs will now be payable in full on March 22, 2018. The fair value of the new RSUs was based on the Company's stock market price at the grant date. In connection with the IPO, we fully recognized the stock compensation expense related to the re-issued RSUs. During the three months ended March 31, 2017 and 2016 the recorded stock compensation expense was $5.2 million and $0, respectively. The tax benefit related to the stock compensation expense recorded for the three months ended March 31, 2017 and 2016 was $1.8 million and $0, respectively.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related-Party Transactions
          The Company leases its corporate offices from a related party pursuant to a five-year lease agreement with a five-year extension option requiring a base rent of $0.07 million per year. The Company also leases five properties adjacent to the corporate office from related parties with annual base rents of $0.03 million, $0.03 million, $0.09 million, $0.09 million, and $0.18 million.

          For the three months ended March 31, 2017 and 2016, the Company paid approximately $0.02 million and $0.03 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party. For the the three months ended March 31, 2017 and 2016, the Company paid $0.05 million and $0.05 million, respectively.

          At March 31, 2017 and December 31, 2016, the Company had $0.01 million and $0 in payables, respectively, and approximately $0.03 million and $0.04 million in receivables, respectively, for related parties for services provided.

          All agreements pertaining to realty property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party transactions are immaterial and have not been separately shown on the face of the financial statements.

          For related party disclosure related to equity transactions with Energy Capital Partners, see Note 10.

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the three months ended March 31, 2017 and 2016, we recorded operating lease expense of $0.3 million and $0.3 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2017	$348
2018	426
2019	366
2020	344
2021 and thereafter	774
Total	$2,258

Contingent Liabilities

          We may be subject to various legal actions, claims, and liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on our financial position, results of operations, or liquidity.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Equity Capitalization
Credit Amendment Equity Infusion
          In connection with the Term Loan and Revolving Credit Facility amendment dated June 8, 2016 (see Note 4), ECP and its related affiliates along with other shareholders infused $40.425 million of equity into the Company and we issued 18,007,328 additional shares of stock.

Convertible Preferred Stock
          On December 27, 2016, we completed a private placement offering of $170.0 million, issuing 16,999,990 shares of Series A nonparticipating convertible preferred stock, par value $0.001 per share. Costs associated with the offering were approximately $7.0 million, resulting in net proceeds to the Company of approximately $163.0 million.
          As of December 31, 2016, 16,999,990 shares of Series A convertible preferred stock were issued and outstanding, convertible into common stock at the conversion price per the private placement agreement. Upon the consummation of the IPO, the Series A Preferred stock automatically converted into common stock.
Initial Public Offering
          On March 22, 2017, we consummated our initial public offering, or IPO, in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by existing stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. At closing, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under the term loan, (ii) to fund the purchase of additional hydraulic fracturing fleets and ancillary equipment, and (iii) for general corporate purposes. In connection with the IPO, all 16,999,990 shares of our outstanding Series A Preferred Stock converted to common stock on a 1:1 basis.

          Additionally, on March 28, 2017, two executives net settled 226,194 of their exercisable stock options and received 162,212 shares of common stock.
          At March 31, 2017, the Company has 83,039,854 common shares outstanding, of which ECP and its related affiliates hold 34,527,928 shares (approximately 41.6% of all outstanding shares of common stock). As of December 31, 2016, the Company had 52,627,652 common shares outstanding and ECP and its related affiliates held 48,330,667 shares, or approximately 91.8%.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This document contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are predictive in nature, refer to future events or conditions, and generally not historical facts. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "may," "should" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•	the level of production and resulting market prices for crude oil, natural gas and other hydrocarbons;

•	changes in general economic and geopolitical conditions;

•	competitive conditions in our industry;

•	changes in the long-term supply of, and demand for, oil and natural gas;

•	actions taken by our customers, suppliers, competitors and third-party operators;

•	changes in the availability and cost of capital;

•	our ability to successfully implement our business plan;

•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;

•	the price and availability of debt and equity financing (including changes in interest rates);

•	our ability to complete growth projects on time and on budget;

•	changes in our tax status;

•	technological changes;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	the effects of future litigation; and

•	our ability to successfully execute on our plans and objectives.
Readers are cautioned not to place undue reliance on our forward-looking statements. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in the Prospectus as well as the financial and other information included therein.

          Unless otherwise indicated, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to the "Company," "we," "our," "us" or like terms refer to ProPetro Holding Corp. and its subsidiary.

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest provider of hydraulic fracturing services in the region by hydraulic horsepower, or HHP, with an aggregate deployed capacity of 420,000 HHP. Our fleet, which consists of 10 hydraulic fracturing fleets, has been designed to handle the highest intensity, most complex hydraulic fracturing jobs and has been 100% utilized since September 2016. Additionally, we have purchased, or contracted to purchase, four additional hydraulic fracturing fleets scheduled for delivery and deployment to dedicated customers in 2017, with two fleets scheduled for delivery in the second quarter, and two fleets scheduled for delivery by year end. These units will provide us with an additional 90,000 HHP, bringing our total capacity to 600,000 HHP in aggregate capacity.

          Through our pressure pumping segment (which also includes cementing and acidizing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. Over 75% of our fleet has been delivered over the past four years, and we have fully maintained our equipment throughout the recent industry downturn to ensure optimal performance and reliability. Additionally, all of the hydraulic horsepower delivered over the last four years has been sourced from a single manufacturer, leading to a homogeneous fleet with streamlined maintenance programs and training for our personnel.

          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing, flowback and surface air drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers increasing service needs and spending levels.

Industry Trends and Outlook
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control. Declines and sustained weakness in crude oil prices began in the fourth quarter of 2014 and continued into February 2016, when the closing crude oil prices reached a low of $26.19 per barrel. This decline in oil prices caused our customers to reduce drilling and completion activity and curtail spending. These declines adversely affected the demand for our equipment and services and negatively impacted the prices we were able to charge our customers.

          Most recently, the recovery of crude oil prices to the low $50 per barrel range since December 2016 through April 2017, has driven a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs increasing 148% from a low of 137 rigs in the basin as of May 2016 to 340 rigs in the basin as of April 2017, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of frac stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
          As the Permian Basin shifts further towards more intensive horizontal drilling, operators and service providers are expected to continue to place significant focus on drilling and completion efficiencies, such as multi-well pads and zipper fracs. Multi-well pads allow for the drilling of multiple wellbores from a single topside location, reducing average drilling time. Similarly, zipper fracking allows for the alternating completion of hydraulic fracturing stages in adjacent wells, increasing the number of stages that can be performed in a given time period. These advancements have resulted in a reduction in the number of days typically required to drill and complete a well and increased the total number of wells that can be drilled per rig, which, in turn, drives incremental demand for hydraulic fracturing services.
          Rising producer activity levels, increasing basin service intensity and continued drilling and completion efficiencies have combined to drive the 100% utilization of our fleet and build a sizable backlog of addressable demand for our services. We have seen our competitors defer necessary maintenance capital spending, cannibalize existing units for spare parts and idle HHP. This has resulted in tightening hydraulic fracturing supply and demand fundamentals and is driving pricing improvement for our hydraulic fracturing services. Moreover, we believe the other complementary services we provide are well-positioned to similarly benefit from a continued industry recovery.
          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton, C&J Energy Services, Patterson-UTI Energy Inc., Superior Energy Services, Schlumberger and a number of private companies. Competitive factors impacting sales of our services are price, reputation and technical expertise, service and equipment quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
          Our substantial market presence in the Permian Basin positions us well to capitalize on increasing drilling and completion activity in the region. Historically, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have primarily operated. More recently however, with increasing levels of Delaware Basin activity, we have recently expanded our presence in the Delaware Basin in response to increasing levels of demand pull from our customers. Given our entrenched relationships with a variety of Delaware Basin operators, we believe that we are uniquely positioned to capture large addressable growth opportunity as the basin develops. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.

How We Evaluate Our Operations
          Our management uses a variety of financial and operating metrics to evaluate and analyze the performance of our business, including Adjusted EBITDA and Adjusted EBITDA margin.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our net income, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) gain on extinguishment of debt, (iii) stock based compensation, and (iv) other unusual or nonrecurring expenses, such as costs related to our initial public offering. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

          EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring expenses (such as IPO bonus) and items outside the control of our management team (such as income tax rates). EBITDA, Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Note Regarding Non-GAAP Financial Measures

          EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net loss to adjusted EBITDA:

($ in thousands)	Pressure Pumping	All Other	Total
Three months ended March 31, 2017
Net loss	$(7,918)	$(16,433)	$(24,351)
Depreciation and amortization	9,995	1,156	11,151
Interest expense	—	5,175	5,175
Income tax expense	—	116	116
EBITDA	2,077	(9,986)	(7,909)
Loss/(Gain) on disposal of assets	10,709	(267)	10,442
Stock-based compensation	—	7,369	7,369
Other income	—	(26)	(26)
IPO bonus expense	4,133	2,219	6,352
Adjusted EBITDA	$16,919	$(691)	$16,228

Three months ended March 31, 2016
Net loss	$(11,160)	$(1,780)	(12,940)
Depreciation and amortization	9,410	1,675	11,085
Interest expense	—	5,415	5,415
Income tax benefit	—	(6,792)	(6,792)
EBITDA	(1,750)	(1,482)	(3,232)
Loss/(Gain) on disposal of assets	4,771	(4)	4,767
Stock-based compensation	—	206	206
Other expense	—	298	298
Adjusted EBITDA	$3,021	$(982)	2,039

Results of Operations
          We conduct our business through seven operating segments: hydraulic fracturing, cementing, acidizing, coil tubing, flowback, surface drilling, and Permian drilling. For reporting purposes, the hydraulic fracturing, cementing and acidizing operating segments are aggregated into our one reportable segment—pressure pumping. We expect revenues and costs of services related to our Permian drilling operating segment to comprise a lower percentage of total revenues and total costs of service in future results of operations when compared to historic results due to our increased focus on pressure pumping and other complementary service offerings. We anticipate the financial significance of this service line relative to the financial results from pressure pumping and other service offerings to continue to decline.

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

	Three Months Ended March 31,
($ in thousands, except for percentages)	2017	2016
Revenue	$171,931	$87,930
Cost of services (1)	149,565	80,289
General and administrative expense (2)	19,859	5,808
Depreciation and amortization	11,151	11,085
Loss on disposal of assets	10,442	4,767
Interest expense	5,175	5,415
Other (income)/expense	(26)	298
Income tax expense/(benefit)	116	(6,792)

Net loss	$(24,351)	$(12,940)

Adjusted EBITDA (3)	$16,228	$2,039
Adjusted EBITDA Margin (3)	9.44%	2.32%

Pressure pumping segment results of operations:
Revenue	$163,840	$79,545
Cost of services	$143,372	$73,341
Adjusted EBITDA	$16,919	$3,021
Adjusted EBITDA Margin (4)	10.33%	3.80%

(1) Exclusive of depreciation and amortization.

(2) Inclusive of stock-based compensation.

(3) For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations"

(4) The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Revenues.    Revenues increased 95.5%, or $84.0 million, to $171.9 million for the quarter ended March 31, 2017 as compared to $87.9 million for the quarter ended March 31, 2016. The increase was primarily attributable to the increase in customer activity and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 106.0%, or $84.3 million, for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016. Revenues from services other than pressure pumping decreased 3.5%, or $0.3 million, for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016. The decrease in revenues from services other than pressure pumping was primarily attributable to the idling of our Permian drilling rigs, offset by the increase in revenues and customer demand for our coil tubing and surface drilling services in the quarter ended March 31, 2017.

          Cost of Services.    Cost of services increased 86.3%, or $69.3 million, to $149.6 million for the quarter ended March 31, 2017, from $80.3 million during the quarter ended March 31, 2016. Cost of services in our pressure pumping segment increased $70.0 million for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016. The increases were primarily attributable to higher activity levels, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 87.5% for the quarter ended March 31, 2017 as compared to 92.2% for the quarter ended March 31, 2016. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the quarter ended March 31, 2017.
          General and Administrative Expenses.    General and administrative expenses increased 242%, or $14.1 million, to $19.9 million for the quarter ended March 31, 2017 as compared to $5.8 million for the quarter ended March 31, 2016. The increase was primarily attributable to non-recurring expenses— an IPO cash bonus of $6.4 million to key members of management along with a $6.8 million of accelerated stock compensation in connection with the IPO and nonrecurring stock compensation for restricted stock units. General and administrative expenses, excluding nonrecurring expenses, as a percentage of total revenues decreased to 3.9% for the quarter ended March 31, 2017 as compared to 6.6% for the quarter ended March 31, 2016, and the decrease is as a result of the higher revenue in the quarter ended March 31, 2017.
          Depreciation and Amortization.    Depreciation and amortization increased 0.6%, or $0.1 million, to $11.2 million for the quarter ended March 31, 2017 as compared to $11.1 million for the quarter ended March 31, 2016. The marginal increase was primarily attributable to additional property and equipment purchased and put into service during the quarter ended March 31, 2017. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 119.1%, or $5.7 million, to $10.4 million for the quarter ended March 31, 2017 as compared to $4.8 million for the quarter ended March 31, 2016. The increase was primarily attributable to greater service intensity of jobs completed coupled with higher activity levels and utilization of our equipment.
          Interest Expense.    Interest expense decreased 4.4%, or $0.2 million, to $5.2 million for the quarter ended March 31, 2017 as compared to $5.4 million for the quarter ended March 31, 2016. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility. Additionally, the decrease in interest expense was partially offset by the $3.0 million write-off of our deferred loan costs for the early retirement of the related Term Loan and Revolving Credit Facility.
          Other Income/(Expense).    Other income was $0.03 million for the quarter ended March 31, 2017 as compared to other expense of $0.3 million for the quarter ended March 31, 2016. The change from other expense to other income was primarily attributable to a recorded unrealized gain resulting from the change in the fair value of our interest rate swap liability at March 31, 2017 compared to March 31, 2016 where we recorded an unrealized loss.
          Income Tax (Expense)/Benefit.    For the three months ended March 31, 2017, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable due to small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax expense was $0.1 million resulting in a negative effective tax rate of 0.48% for the quarter ended March 31, 2017 as compared to total income tax benefit of $6.8 million and a positive effective tax rate of 34.42% for the quarter ended March 31, 2016. The negative effective tax rate is primarily due to the Company’s full valuation allowance position, impact of indefinite lived assets, and state tax expense which creates a deviation from the customary relationship between income tax (expense)/benefit and pre-tax income/(loss).

Liquidity and Capital Resources
          As of March 31, 2017, our cash and cash equivalents were $85.6 million, as compared to $133.6 million at December 31, 2016. Historically, our primary sources of liquidity and capital resources have been borrowings under our term loan and revolving credit facility, cash flows from our operations and capital contributions from our shareholders. Our primary uses of capital have been investing in and maintaining our property and equipment, repaying indebtedness and for our working capital needs.
          Effective as of March 22, 2017, we completed our initial public offering of 13,250,000 shares of common stock at $14.00 per share, from which we received net proceeds of $170.1 million using the proceeds (i) to repay the remaining balance on our term loan, (ii) to acquire additional hydraulic fracturing units and (iii) for general corporate purposes.
          On March 22, 2017, the Company entered into a new revolving credit facility with a $150 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a tenor of 5 years and a borrowing base of 85% of eligible accounts receivables less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur lien, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, making prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio ("FCCR") of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the borrowing base (as set forth in the ABL Credit Facility) and (ii) $12 million. The ABL has a commitment fee of 0.25% if the utilization is greater than 50% of the borrowing base, otherwise it is 0.375%.
          We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our new ABL Credit Facility. We expect that our primary uses of capital will be to continue to fund our operations, support organic growth opportunities and satisfy future debt payments, if incurred.
          There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business or meet our future obligations.

Working Capital
          Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of March 31, 2017 compared to December 31, 2016.

($ in thousands)	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$85,625	$133,596
Accounts receivable - net of allowance for doubtful accounts	109,866	115,179
Inventories	5,154	4,713
Prepaid expenses	3,938	4,608
Other current assets	4,418	6,684
Total current assets	$209,001	$264,780

Current Liabilities:
Accounts payable	$118,255	$129,093
Accrued liabilities	9,681	13,619
Current portion of long-term debt	6,087	16,920
Accrued interest payable	—	109
Total current liabilities	$134,023	$159,741
Working Capital	$74,978	$105,039
          Our working capital totaled $75.0 million and $105.0 million at March 31, 2017 and December 31, 2016, respectively. The $30.1 million decrease in working capital is primarily attributable to our use of cash for repayment of debt of $161.7 million, capital expenditures of $50.9 million, and other operating expenditures, partially offset by the receipt of $170.1 million (net of IPO underwriting discounts, commissions and other offering expenses) from our the proceeds of the IPO.
Cash and Cash Flows
          Our cash and cash equivalents were $85.6 million and $133.6 million at March 31, 2017 and December 31, 2016, respectively.
          The following table sets forth the historical cash flows for the three months ended March 31, 2017 and 2016 :

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(3,394)	$14,244
Investing activities	$(50,458)	$(12,188)
Financing activities	$5,881	$(5,246)
Operating Activities
          Net cash used in operating activities was $3.4 million for the quarter ended March 31, 2017, compared to net cash provided by operating activities of $14.2 million for the quarter ended March 31, 2016. The net decrease of $17.6 million was primarily due to increased working capital needs resulting from higher and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $50.5 million for the quarter ended March 31, 2017, from $12.2 million during the quarter ended March 31, 2016. The increase was primarily attributable to the new additional hydraulic fracturing units and other ancillary equipment purchased, and a slight increase in capital expenditure related to maintenance, during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016.

Financing Activities
          Net cash provided by financing activities was $5.9 million for the quarter ended March 31, 2017, and net cash used in financing activities was $5.2 million for the quarter ended March 31, 2016. The net increase in cash provided was primarily due to the receipt of $185.5 million of IPO proceeds, partially offset by payment of IPO costs of $15.1 million and $161.7 million in repayment of borrowings, during the quarter ended March 31, 2017, compared to net cash used of $4.0 million for repayment of borrowings during the quarter ended March 31, 2016.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2017.
Recently Issued Accounting Standards
          Disclosure concerning recent accounting standards is incorporated by reference to Note 2 of our condensed consolidated financial statements (Unaudited) contained in this Form 10-Q.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  Oil prices declined significantly during the second half of 2014.  The closing price of oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, oil prices have recovered in the third quarter of 2016, and averaged $50 during the first quarter of 2017.  As a result of the recent recovery in oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase.  We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2017, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures About Market Risk” in our Prospectus.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Changes in Internal Controls over Financial Reporting.
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims incidental to or arising in the ordinary course of our business. We are not currently party to any legal proceedings that we believe would have a material adverse effect on our financial position or results of operations, and we are not aware of any material legal proceedings contemplated by governmental authorities.

ITEM 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our final prospectus dated March 16, 2017 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 20, 2017, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 16, 2017, our registration statement on Form S-1, as amended (File No. 333-215940), filed in connection with our IPO, was declared effective by the Securities and Exchange Commission and, on March 22, 2017, we closed our IPO consisting of 25,000,000 shares of our common stock, of which 13,250,000 shares were issued and sold by us and 11,750,000 shares were sold by the selling stockholders, in each case at a public offering price of $14.00 per share. The underwriters in our IPO partially exercised their option to purchase an additional 3,750,000 shares from the selling stockholders and purchased 3,706,961 shares from the selling stockholders at a public offering price of $14.00 per share. Goldman, Sachs & Co. and Barclays Capital Inc. acted as the representatives of the several underwriters in our IPO. Following the sale of the shares in connection with the closing of our IPO and the sale of shares subject to the option referenced above, the offering was concluded. In our IPO, we received approximately $170.1 million in net proceeds, after deducting underwriting discounts and commissions of $10.9 million and $4.5 million of other offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the proceeds from the offering (i) to repay $71.8 million in outstanding borrowings and accrued interest under our term loan, (ii) to fund approximately $63.6 million for the purchase of additional hydraulic fracturing fleets and ancillary equipment, and (iii) retained the balance for general corporate purposes.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1	Certificate of Incorporation of ProPetro Holding Corp., as amended March 16, 2017.
3.2	Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, dated March 10, 2017 (Registration No. 333-215940)).
4.1
Stockholders Agreement, dated as of March 22, 2017, by and among ProPetro Holding Corp., Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-B, L.P., Energy Capital Partners II-C (Direct IP), LP, Energy Capital Partners II-D, LP, and Energy Capital Partners II (Midland Co-Invest), LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 28, 2017).

10.1+
Form of ProPetro Holding Corp. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, dated March 7, 2017 (Registration No. 333-215940)).

10.2+
Form of ProPetro Holding Corp. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.3
Form of ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.4
Form of ProPetro Holding Corp. Director Stock Ownership Policy (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.5+
Form of ProPetro Holding Corp. 2017 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.6+
Form of ProPetro Holding Corp. Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.7+
Amendment to Employment Agreement, by and between ProPetro Holding Corp. and Dale Redman (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.8+
Employment Agreement, dated February 17, 2017, by and between ProPetro Holding Corp. and Mark Howell (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).
10.10
Credit Agreement, dated as of March 22, 2017 by and among ProPetro Holding Corp., ProPetro Services, Inc., Barclays Bank PLC, as the Agent, the Collateral Agent, a Letter of Credit Issuer and the Swingline Lender, and each of the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 28, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	May 12, 2017	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of ProPetro Holding Corp., as amended March 16, 2017.
3.2	Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, dated March 10, 2017 (Registration No. 333-215940)).
4.1
Stockholders Agreement, dated as of March 22, 2017, by and among ProPetro Holding Corp., Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-B, LP, Energy Capital Partners II-C (Direct IP), LP, Energy Capital Partners II-D, LP, and Energy Capital Partners II (Midland Co-Invest), LP (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 28, 2017).

10.1+
Form of ProPetro Holding Corp. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, dated March 7, 2017 (Registration No. 333-215940)).

10.2+
Form of ProPetro Holding Corp. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.3
Form of ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.4
Form of ProPetro Holding Corp. Director Stock Ownership Policy (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.5+
Form of ProPetro Holding Corp. 2017 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.6+
Form of ProPetro Holding Corp. Amendment to Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.7+
Amendment to Employment Agreement, by and between ProPetro Holding Corp. and Dale Redman (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.8+
Employment Agreement, dated February 17, 2017, by and between ProPetro Holding Corp. and Mark Howell (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated February 23, 2017 (Registration No. 333-215940)).
10.10
Credit Agreement, dated as of March 22, 2017 by and among ProPetro Holding Corp., ProPetro Services, Inc., Barclays Bank PLC, as the Agent, the Collateral Agent, a Letter of Credit Issuer and the Swingline Lender, and each of the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 28, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contracts or compensatory plans or arrangements.