Form 10-Q
period 2017-06-30
ProPetro Holding Corp.
filed 2017-08-11
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(432) 688-0012
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at August 4, 2017, was 83,039,854

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$25,108	$133,596
Accounts receivable - net of allowance for doubtful accounts of $512 and $552, respectively	147,820	115,179
Inventories	4,819	4,713
Prepaid expenses	6,933	4,608
Other current assets	3,689	6,684
Total current assets	188,369	264,780
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	360,308	263,862
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	445	589
Deferred revenue rebate - net of amortization	1,539	2,462
Other noncurrent assets	1,830	304
Total other noncurrent assets	13,239	12,780
TOTAL ASSETS	$561,916	$541,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,956	$129,093
Accrued liabilities	8,335	13,619
Current portion of long-term debt	6,337	16,920
Accrued interest payable	—	109
Total current liabilities	170,628	159,741
DEFERRED INCOME TAXES	1,259	1,148
LONG-TERM DEBT	10,210	159,407
OTHER LONG-TERM LIABILITIES	122	117
Total liabilities	182,219	320,413
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, 0 and 16,999,990 shares issued, respectively	—	17
Preferred stock, additional paid-in capital	—	162,494
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,039,854 and 52,627,652 shares issued, respectively	83	53
Additional paid-in capital	605,955	265,355
Accumulated deficit	(226,341)	(206,910)
Total shareholders’ equity	379,697	221,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,916	$541,422
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE - Service revenue	$213,492	$68,165	$385,423	$156,095
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	176,777	64,849	326,342	145,139
General and administrative (inclusive of stock-based compensation)	7,916	5,536	27,776	11,340
Depreciation and amortization	12,706	10,794	23,857	21,879
Loss on disposal of assets	9,787	2,169	20,229	6,936
Total costs and expenses	207,186	83,348	398,204	185,294
OPERATING INCOME (LOSS)	6,306	(15,183)	(12,781)	(29,199)
OTHER INCOME (EXPENSE):
Interest expense	(650)	(5,977)	(5,825)	(11,392)
Gain on extinguishment of debt	—	6,975	—	6,975
Other expense	(627)	(14)	(602)	(312)
Total other income (expense)	(1,277)	984	(6,427)	(4,729)
INCOME (LOSS) BEFORE INCOME TAXES	5,029	(14,199)	(19,208)	(33,928)
INCOME TAX (EXPENSE)/BENEFIT	(108)	4,905	(223)	11,697
NET INCOME (LOSS)	$4,921	$(9,294)	$(19,431)	$(22,231)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.24)	$(0.28)	$(0.60)
Diluted	$0.06	$(0.24)	$(0.28)	$(0.60)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,040	39,496	69,593	37,244
Diluted	86,279	39,496	69,593	37,244
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2017	17,000	$17	$162,494	52,628	$53	$265,355	$(206,910)	$221,009
Stock-based compensation cost	—	—	—	—	—	7,978	—	7,978
Initial Public Offering, net of costs	—	—	—	13,250	13	170,128	—	170,141
Conversion of preferred stock to common at Initial Public Offering	(17,000)	(17)	(162,494)	17,000	17	162,494	—	—
Exercise of stock options—net	—	—	—	162	—	—	—	—
Net loss	—	—	—	—	—	—	(19,431)	(19,431)
BALANCE - June 30, 2017	—	$—	$—	83,040	$83	$605,955	$(226,341)	$379,697
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,431)	$(22,231)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,857	21,879
Gain on extinguishment	—	(6,975)
Deferred income tax expense (benefit)	111	(11,700)
Amortization of deferred revenue rebate	923	923
Amortization of deferred debt issuance costs	3,240	1,468
Stock-based compensation	7,978	619
Loss on disposal of assets	20,229	6,936
(Gain) loss on interest rate swap	(199)	96
Changes in operating assets and liabilities:
Accounts receivable	(32,641)	43,961
Other current assets	3,423	(445)
Inventories	(107)	3,421
Prepaid expenses	(2,321)	2,360
Accounts payable	(2,812)	(39,247)
Accrued liabilities	(2,605)	988
Accrued interest	(108)	10
Net cash (used in) provided by operating activities	(463)	2,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(112,630)	(15,461)
Proceeds from sale of assets	1,229	410
Net cash used in investing activities	(111,401)	(15,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	232	—
Repayments of borrowings	(163,128)	(38,074)
Repayments of insurance financing	(2,476)	(2,426)
Debt extinguishment cost	—	(525)
Payment of debt issuance costs	(1,653)	(115)
Equity capitalization	—	40,000
Proceeds from IPO	185,500	—
Payment of IPO costs	(15,099)	—
Net cash provided by (used in) financing activities	3,376	(1,140)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,488)	(14,128)
CASH AND CASH EQUIVALENTS - Beginning of period	133,596	34,310
CASH AND CASH EQUIVALENTS - End of period	$25,108	$20,182
See accompanying notes to condensed consolidated financial statements

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the final prospectus of the Company filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933 on March 20, 2017 ("Prospectus").

Initial Public Offering
          On March 22, 2017, we consummated our initial public offering ("IPO"), in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by existing stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. Upon closing of the IPO, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under our Term Loan (as defined in Note 4), (ii) to fund the purchase of additional hydraulic fracturing fleets and ancillary equipment, and (iii) for general corporate purposes.
          In connection with the IPO, the Company executed a stock split, such that each holder of common stock of the Company received 1.45 shares of common stock for every one share of previous common stock. Accordingly, any information related to, or dependent upon, the share or option counts in our comparative 2016 condensed consolidated financial statements (Unaudited) and Note 6, Net Income (Loss) per Share, Note 7, Stock-Based Compensation, and Note 10, Equity Capitalization, have been updated to reflect the effect of the stock split.

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. Per our preliminary evaluation, we believe that the adoption of this guidance will not materially affect our revenue recognition. However, we will continue to evaluate and quantify the effect of the adoption of this guidance on our consolidated financial statements.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Recently Issued Accounting Standards (Continued)

The new standard is effective for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
          In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe that the adoption of this guidance will not materially affect our consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and a derivative financial instrument. The estimated fair value of our financial instruments — cash and cash equivalents, accounts receivable and accounts payable at June 30, 2017 and December 31, 2016 approximates their carrying value as reflected in our condensed consolidated balance sheets due to their short-term nature. We use a derivative financial instrument, an interest rate swap, to manage interest rate risk. Our policies do not permit the use of derivative financial instruments for speculative purposes. We did not designate the interest rate swap as a hedge for accounting purposes. We record all derivatives as of the end of our reporting period in our condensed consolidated balance sheet at fair value, which is based on quoted market prices, a Level 1 input. We may be exposed to credit losses in the event of nonperformance by counterparties to the interest rate swap. The counterparty of the interest rate swap is a credible, large institution, and we do not believe there is significant or material credit risk upon settlement of the contract. The fair value of the interest rate swap liability at June 30, 2017 and December 31, 2016 was $0.1

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

million and $0.3 million, respectively. Based on quoted market prices as of June 30, 2017 and 2016, for contracts with similar terms and maturity date, as provided by the counterparty, we recorded a gain of $0.2 million and a loss of $0.1 million during the six months ended June 30, 2017 and 2016, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, respectively, are set forth below:

		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
($ in thousands)
June 30, 2017:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2016:
Property and equipment, net	$8,700	$—	$8,700	$—	$(6,305)
Goodwill	$9,425	$—	$—	$9,425	$(1,177)

          No impairment of property and equipment was recorded during the six months ended June 30, 2017 or 2016. During fourth quarter of 2016, the depressed cash flows and continued decline in utilization of our Permian drilling assets were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. We determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, and as such, an impairment expense was recorded in the fourth quarter of 2016. The non-cash asset impairment charges recorded in the fourth quarter of 2016 for Permian drilling was $6.3 million, which had a then net carrying value of $15.0 million prior to the impairment write-down.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded. There were no additions to, or disposal of, goodwill during the six months ended June 30, 2017 and 2016. At December 31, 2016, we estimated the fair value of the surface drilling reporting unit to be $3.8 million and its carrying value was $4.2 million. As a result of the potential impairment due to the carrying value exceeding the estimated fair value, we then further determined the implied fair value of the $1.2 million goodwill for the surface drilling reporting unit to be $0. Accordingly, we recorded an impairment loss of $1.2 million during the fourth quarter of 2016.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt
2013 Term Loan and Revolving Credit Facility
          On September 30, 2013, we entered into a term loan in the amount of $220 million ("Term Loan") with a $40 million revolving credit line ("Revolving Credit Facility"). Borrowings under the Term Loan and Revolving Credit Facility accrued interest at LIBOR plus 6.25%, subject to a 1% LIBOR floor, and were secured by a first priority lien and security interest in all assets of the Company. Proceeds from the Term Loan were used to pay off 100% of our debt outstanding, including accrued interest, at September 30, 2013, with excess proceeds from the Term Loan and the Revolving Credit Facility used to fund growth and working capital needs. The Term Loan and Revolving Credit Facility were scheduled to mature on September 30, 2019 and September 30, 2018, respectively, with quarterly and monthly payments of principal and interest, respectively.
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
          In 2015, given the then near-term economic uncertainty and volatility of commodity prices, we determined that we were likely to be out of compliance with the leverage ratio covenant under the Term Loan and Revolving Credit Facility at the March 31, 2016 test date. Accordingly, the Company and its equity sponsor, Energy Capital Partners ("ECP"), commenced negotiations with the lenders to amend the covenants and leverage ratio in the Term Loan and Revolving Credit Facility. The resulting amendment and waiver agreement was executed on June 8, 2016. Under the terms of the amendment, ECP infused $40 million of additional equity into the Company, $10 million of which was reserved for working capital, with up to $30 million available to repurchase debt. A minority shareholder also infused $0.425 million alongside ECP to prevent dilution. The amendment and waiver also suspended the leverage ratio test until June 30, 2017, and provided us with 30 days to deliver any past-due financial statements.
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
          On June 30, 2017, we entered into a financing arrangement for the purchase of light vehicles. As of June 30, 2017, we purchased certain light vehicles under this financing arrangement in the amount of $0.2 million.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

ABL Credit Facility
          On March 22, 2017, we entered into a new revolving credit facility with a $150 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a tenor of 5 years and a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12 million. The ABL has a commitment fee of 0.375%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.
          Total debt consisted of the following at June 30, 2017 and December 31, 2016, respectively:

($ in thousands)	2017	2016
ABL Credit Facility	$—	$—
6.25% "Term loan" due September 2019	—	146,750
Revolving Credit Facility	—	13,500
Equipment financing	16,547	19,193
Total debt	16,547	179,443
Less deferred loan costs, net of amortization	—	3,116
Subtotal	16,547	176,327
Less current portion of long-term debt	6,337	16,920
Total long-term debt, net of deferred loan costs	$10,210	$159,407
         As of June 30, 2017, the ABL Credit Facility was undrawn. The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at June 30, 2017:

($ in thousands)
2017	$3,081
2018	13,350
2019	77
2020	39

Total	$16,547
Note 5 - Reportable Segment Information
          The Company has seven operating segments for which discreet financial information is readily available: hydraulic fracturing, cementing, acidizing, coil tubing, flowback, surface drilling, and Permian drilling. These segments represent how the Chief Operating Decision Maker (CODM) evaluates performance and allocates resources.
          In accordance with Accounting Standards Codification (ASC) 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing, cementing, and acidizing operating segments. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’category in the table below. Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest, taxes, depreciation & amortization, stock-based compensation expense, impairment

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

expense, (gain)/loss on disposal of assets, gain on extinguishment of debt and other unusual or nonrecurring expenses or income). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below.

	Three months ended June 30, 2017			Six months ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total

Service revenue	$203,591	$9,901	$213,492	$367,431	$17,992	$385,423
Adjusted EBITDA	$31,362	$(706)	$30,656	$48,283	$(1,399)	$46,884
Depreciation and amortization	$11,596	$1,110	$12,706	$21,591	$2,266	$23,857
Goodwill	$9,425	$—	$9,425	$9,425	$—	$9,425
Capital expenditures	$86,302	$1,047	$87,349	$141,345	$2,466	$143,811
Total assets	$527,648	$34,268	$561,916	$527,648	$34,268	$561,916

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Service revenue	$62,167	$5,998	$68,165	$141,712	$14,383	$156,095
Adjusted EBITDA	$529	$(2,336)	$(1,807)	$3,549	$(3,314)	$235
Depreciation and amortization	$9,222	$1,572	$10,794	$18,631	$3,248	$21,879
Goodwill	$9,425	$1,177	$10,602	$9,425	$1,177	$10,602
Capital expenditures	$3,452	$105	$3,557	$9,942	$110	$10,052
Total assets at December 31, 2016	$501,906	$39,516	$541,422	$501,906	$39,516	$541,422

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended June 30, 2017			Six months ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$9,633	$(4,712)	$4,921	$1,715	$(21,146)	$(19,431)
Depreciation and amortization	11,596	1,110	12,706	21,591	2,266	23,857
Interest expense	—	650	650	—	5,825	5,825
Income tax expense	—	108	108	—	223	223
Loss/(gain) on disposal of assets	9,681	106	9,787	20,391	(162)	20,229
Stock-based compensation	—	609	609	—	7,978	7,978
Other expense	—	627	627	—	602	602
Other general and administrative expense (1)	—	572	572	—	572	572
Deferred IPO bonus expense	452	224	676	4,586	2,443	7,029
Adjusted EBITDA	$31,362	$(706)	$30,656	$48,283	$(1,399)	$46,884

	Three months ended June 30, 2016			Six months ended June 30, 2016
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$(11,390)	$2,096	$(9,294)	$(22,550)	$319	$(22,231)
Depreciation and amortization	9,222	1,572	10,794	18,631	3,248	21,879
Interest expense	—	5,977	5,977	—	11,392	11,392
Income tax benefit	—	(4,905)	(4,905)	—	(11,697)	(11,697)
Loss/(gain) on disposal of assets	2,697	(528)	2,169	7,468	(532)	6,936
Stock-based compensation	—	413	413	—	619	619
Gain on extinguishment of debt	—	(6,975)	(6,975)	—	(6,975)	(6,975)
Other expense	—	14	14	—	312	312
Adjusted EBITDA	$529	$(2,336)	$(1,807)	$3,549	$(3,314)	$235
(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share
          Net income (loss) per share is determined by dividing the net income (loss) relevant to the common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share uses the same net income (loss) divided by the number of shares that would be outstanding assuming dilutive options and stock are converted. The table below shows the calculations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share data)	2017	2016	2017	2016
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$4,921	$(9,294)	$(19,431)	$(22,231)
Denominator
Denominator for basic income (loss) per share	83,040	39,496	69,593	37,244
Dilutive effect of stock options	2,867	—	—	—
Dilutive effect of performance stock units	—	—	—	—
Dilutive effect of non-vested restricted stock	372	—	—	—
Denominator for diluted income (loss) per share	86,279	39,496	69,593	37,244
Basic income (loss) per common share	$0.06	$(0.24)	$(0.28)	$(0.60)
Diluted income (loss) per common share	$0.06	$(0.24)	$(0.28)	$(0.60)

          As shown in the table below, the following non-vested restricted stock, performance stock units, and stock options have not been included in the calculation of diluted income (loss) per share as they would be anti-dilutive to the calculation above.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	793	3,371	4,640	3,371
Performance stock units	170	—	170	—
Non-vested restricted stock	319	372	692	372
	1,282	3,743	5,502	3,743

Note 7 - Stock-Based Compensation

Stock Options

          Effective March 4, 2013, we adopted the ProPetro Stock Option Plan pursuant to which our Board of Directors may grant stock options or other stock-based awards to key employees, consultants, and directors. The Plan, as amended, is authorized to grant up to 4,645,884 shares of common stock to be issued upon exercise of the options. The Company’s share price used to estimate the fair value of the option at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. The expected term used to calculate the fair value of all options considers the vesting date and the grant’s expiration date. The expected volatility was estimated by considering comparable public companies, and the risk free rate is based on the U.S treasury yield curve as of the grant date. The dividend assumption is based on historical experience. After becoming a public company, the market price was used to determine the market value of our common stock. Prior to 2015, we had granted a total of 3,499,228 options with an exercise price of $3.96 per option, and all options expire 10 years from the date of grant.

          On June 14, 2013, we granted 2,799,408 stock option awards to certain key employees and directors that shall vest and become exercisable based upon the achievement of a service requirement. The options vest in 25% increments for each year of

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

continuous service and an option becomes fully vested upon the optionee’s completion of the fourth year of service. The contractual term for the options awarded is 10 years. For the six months ended June 30, 2017 and 2016, we recognized $0.6 million in compensation expense related to these stock options. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.35%

          On December 1, 2013, we granted 699,820 stock option awards to certain key employees which were scheduled to vest in four substantially equal annual installments, subject to service and performance requirements and acceleration upon a change in control. As of June 30, 2016, the performance requirement was not considered to be probable of achievement for any of the outstanding option awards and 114,456 options were forfeited during the year ended December 31, 2016. Accordingly, we have not recognized any compensation expense related to these stock options as of June 30, 2016. Effective March 16, 2017, we terminated the options in connection with the IPO and approved a cash bonus totaling $5.1 million to the holders of the options.

          The contractual term for the options awarded is 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.83%

          On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees and directors which are scheduled to vest in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. For the six months ended June 30, 2017, we recognized the remaining $1.8 million in stock compensation expense related to these stock options, as the Company fully accelerated vesting of the options in connection with the IPO.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	55%
Expected dividends	$—
Expected term (in years)	5.8
Risk free rate	1.22%

          In March 2017, our shareholders approved the ProPetro 2017 Incentive Award Plan ("IAP") pursuant to which our Board of Directors may grant stock options, Restricted Stock Units (RSUs), performance stock units, or other stock-based awards to key employees, consultants, directors and employees. The IAP authorizes up to 5,800,000 shares of common stock to be issued under awards granted pursuant to the plan. On March 16, 2017, we granted 793,738 stock option awards to certain key employees and directors pursuant to the IAP which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. For the six months ended June 30, 2017, we recognized $0.2 million in stock compensation expense related to these stock options.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

Expected volatility	18%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	2.23%

          A summary of the stock option activity for the six months ended June 30, 2017 and the year ended December 31, 2016, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	3,485,791	$3.96	$1.77
Granted	1,274,549	$2.25	$1.77
Exercised	—	$—	$—
Forfeited	(114,456)	$3.96	$1.77
Expired	—	$—	$—
Outstanding at December 31, 2016	4,645,884	$3.49	$1.77
Exercisable at December 31, 2016	2,354,466	$3.77	$1.77

Outstanding at January 1, 2017	4,645,884	$3.49	$1.77
Granted	793,738	$14.00	$3.35
Exercised	(226,194)	$3.96	$1.77
Forfeited	(1,088)	$14.00	$3.35
Expired	—	$—	$—
Canceled	(571,927)	$3.96	$1.77
Outstanding at June 30, 2017	4,640,413	$5.20	$2.04
Exercisable at June 30, 2017	3,847,763	$3.39	$1.77
Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

          On September 30, 2013, our Board of Directors authorized and granted 372,335 Restricted Stock Units (RSUs) to a key executive. Each RSU represents the right to receive one share of common stock of the Company at par value $0.001 per share. Under the terms of the award, the shares of common stock subject to the RSUs were to be paid to the grantee upon change in control, regardless of whether the grantee was affiliated with the Company on the settlement date. The fair value of the RSUs is measured as the price of the Company’s shares on the grant date, which was estimated to be $3.89. The share price used to estimate the fair value of the RSU at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. Effective March 22, 2017, the Board of Directors canceled these RSUs and issued 372,335 new RSUs to the grantee. These issued RSUs are effectively identical to the RSUs granted in 2013, provided, however, that the RSUs will now be payable in full on March 22, 2018. The fair value of the RSUs issued on March 22, 2017, was based on the Company's stock market price at the grant date. In connection with the IPO, we fully recognized the stock compensation expense related to the re-issued RSUs.

          On June 5, 2017, our Board of Directors granted 319,250 RSUs to employees, directors and executives pursuant to the IAP. Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

share price of our common stock on the date of grant. During the six months ended June 30, 2017 and 2016, the recorded stock compensation expense for all RSUs was $5.3 million and $0, respectively.

          The following table summarizes RSUs activity during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	372,335	$3.89
Granted	691,585	$13.65
Vested	—	$—
Exercised	—	$—
Forfeited	—	$—
Canceled	(372,335)	$3.89
Outstanding at June 30, 2017	691,585	$13.65

           Effective June 5, 2017, our Board of Directors authorized and granted performance stock unit awards to certain key employees under the IAP. The actual number of shares that may be issued under the performance stock unit awards ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from the date of our IPO through December 31, 2019. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of performance stock unit awards is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the six months ended June 30, 2017 and 2016 the recorded stock compensation expense for the performance stock units was $0.1 million and $0, respectively.

The following table summarizes information about the performance stock units that were outstanding at June 30, 2017:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period	Weighted Average Grant Date Fair Value per Share
2017	—	169,635	—	—	169,635	$10.73

Total	—	169,635	—	—	169,635

          The total stock compensation expense for the six months ended June 30, 2017 and 2016 for all stock awards was $8.0 million and $0.6 million, respectively. The total unrecognized compensation expense as of June 30, 2017 is approximately $8.4 million, and is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

          For the six months ended June 30, 2017 and 2016, the Company paid approximately $0.12 million and $0.06 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party. For the the six months ended June 30, 2017 and 2016, the Company paid $0.10 million and $0.10 million, respectively.

          At June 30, 2017 and December 31, 2016, the Company had $0.04 million and $0 in payables, respectively, and approximately $0.02 million and $0.04 million in receivables, respectively, for related parties for services provided.

          All agreements pertaining to real property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party transactions are immaterial and have not been separately shown on the face of the financial statements.

          For related party disclosure related to equity transactions with ECP, see Note 10.

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the six months ended June 30, 2017 and 2016, we recorded operating lease expense of $0.7 million and $0.7 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2017	$232
2018	426
2019	366
2020	344
2021 and thereafter	774
Total	$2,142

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
Initial Public Offering
          On March 22, 2017, we consummated our IPO in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by existing stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. At closing, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under the term loan, (ii) to fund the purchase of additional hydraulic fracturing fleets and ancillary equipment, and (iii) for general corporate purposes. In connection with the IPO, all 16,999,990 shares of our outstanding Series A Preferred Stock converted to common stock on a 1:1 basis.

          Additionally, on March 28, 2017, two executives net settled 226,194 of their exercisable stock options and received 162,212 shares of common stock.
          At June 30, 2017 and December 31, 2016, the Company had 83,039,854 and 52,627,652 shares outstanding, respectively.

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

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest provider of hydraulic fracturing services in the region by hydraulic horsepower, or HHP, with an aggregate deployed capacity of 555,000 HHP. Our fleet, which consists of 13 hydraulic fracturing fleets, has been designed to handle the highest intensity, most complex hydraulic fracturing jobs and has been 100% utilized since September 2016. During the quarter ended June 30, 2017, we purchased and put in service two additional hydraulic fracturing fleets, and took delivery and put into service a third fleet following the end of quarter, bringing our total to 13 deployed fleets. In addition, we have contracted to purchase three new hydraulic fracturing fleets scheduled for delivery and deployment to dedicated customers in the second half of 2017 as well as other ancillary equipment such as engines and spare parts. These fleets will provide us with an additional 135,000 HHP, bringing our aggregate capacity to 690,000 HHP.

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

          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing, flowback, Permian drilling and surface air drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers increasing service needs and spending levels.

Industry Trends and Outlook
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control. Declines and sustained weakness in crude oil prices began in the fourth quarter of 2014 and continued into February 2016, when the closing crude oil price reached a low of $26.19 per barrel. This decline in oil prices caused our customers to reduce drilling and completion activity and curtail spending. These declines adversely affected the demand for our equipment and services and negatively impacted the prices we were able to charge our customers.

          Most recently, the recovery of crude oil prices to the range of $40–$50 per barrel since December 2016 through July 2017, has driven a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs increasing 177%

from a low of 137 rigs in the basin as of May 2016 to 379 rigs in the basin as of July 2017, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of frac stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
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
          Rising producer activity levels, increasing basin service intensity and continued drilling and completion efficiencies have combined to drive the 100% utilization of our fleet and build a sizable backlog of addressable demand for our services. We have seen our competitors defer necessary maintenance capital spending, cannibalize existing units for spare parts and idle HHP. This has resulted in tightening hydraulic fracturing supply and demand fundamentals and could drive pricing improvement for our hydraulic fracturing services. Moreover, we believe the other complementary services we provide are well-positioned to similarly benefit from a continued industry recovery.
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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our net income, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) (gain) on extinguishment of debt, (iii) stock based compensation, and (iv) other unusual or nonrecurring expenses, such as impairment charges and costs related to our initial public offering. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

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

Note Regarding Non-GAAP Financial Measures

          EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses and items outside the control of the Company. Net income is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended June 30, 2017			Six months ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$9,633	$(4,712)	$4,921	$1,715	$(21,146)	$(19,431)
Depreciation and amortization	11,596	1,110	12,706	21,591	2,266	23,857
Interest expense	—	650	650	—	5,825	5,825
Income tax expense	—	108	108	—	223	223
Loss/(gain) on disposal of assets	9,681	106	9,787	20,391	(162)	20,229
Stock-based compensation	—	609	609	—	7,978	7,978
Other expense	—	627	627	—	602	602
Other general and administrative expense (1)	—	572	572	—	572	572
Deferred IPO bonus expense	452	224	676	4,586	2,443	7,029
Adjusted EBITDA	$31,362	$(706)	$30,656	$48,283	$(1,399)	$46,884

	Three months ended June 30, 2016			Six months ended June 30, 2016
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$(11,390)	$2,096	$(9,294)	$(22,550)	$319	$(22,231)
Depreciation and amortization	9,222	1,572	10,794	18,631	3,248	21,879
Interest expense	—	5,977	5,977	—	11,392	11,392
Income tax benefit	—	(4,905)	(4,905)	—	(11,697)	(11,697)
Loss/(gain) on disposal of assets	2,697	(528)	2,169	7,468	(532)	6,936
Stock-based compensation	—	413	413	—	619	619
Gain on extinguishment of debt	—	(6,975)	(6,975)	—	(6,975)	(6,975)
Other expense	—	14	14	—	312	312
Adjusted EBITDA	$529	$(2,336)	$(1,807)	$3,549	$(3,314)	$235
(1) Other general and administrative expense relates to legal settlement expense.

Results of Operations
          We conduct our business through seven operating segments: hydraulic fracturing, cementing, acidizing, coil tubing, flowback, surface drilling, and Permian drilling. For reporting purposes, the hydraulic fracturing, cementing and acidizing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’category. We expect revenues and costs of services related to our Permian drilling operating segment to comprise a lower percentage of total revenues and total costs of service in future results of operations when compared to historic results due to our increased focus on pressure pumping and other complementary service offerings. We anticipate the financial significance of this service line relative to the financial results from pressure pumping and other service offerings to continue to decline.

          The following table sets forth the results of operations for the periods presented (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$213,492	$68,165	$385,423	$156,095
Cost of services (1)	176,777	64,849	326,342	145,139
General and administrative expense (2)	7,916	5,536	27,776	11,340
Depreciation and amortization	12,706	10,794	23,857	21,879
Loss on disposal of assets	9,787	2,169	20,229	6,936
Interest expense	650	5,977	5,825	11,392
Gain on extinguishment of debt	—	(6,975)	—	(6,975)
Other expense	627	14	602	312
Income tax expense/(benefit)	108	(4,905)	223	(11,697)

Net income (loss)	$4,921	$(9,294)	$(19,431)	$(22,231)

Adjusted EBITDA (3)	$30,656	$(1,807)	$46,884	$235
Adjusted EBITDA Margin (3)	14.36%	(2.65)%	12.16%	0.15%

Pressure pumping segment results of operations:
Revenue	$203,591	$62,167	$367,431	$141,712
Cost of services	$169,275	$58,781	$312,647	$132,122
Adjusted EBITDA	$31,362	$529	$48,283	$3,549
Adjusted EBITDA Margin (4)	15.40%	0.85%	13.14%	2.50%

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

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

          Revenues.    Revenues increased 213.2%, or $145.3 million, to $213.5 million for the three months ended June 30, 2017, as compared to $68.2 million for the three months ended June 30, 2016. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 227.5%, or $141.4 million, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Revenues from services other than pressure pumping increased 65.1%, or $3.9 million, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services, offset by the decrease in revenue from idling of our Permian drilling rigs in the three months ended June 30, 2017.

          Cost of Services.    Cost of services increased 172.6%, or $111.9 million, to $176.8 million for the three months ended June 30, 2017, from $64.8 million during the three months ended June 30, 2016. Cost of services in our pressure pumping segment increased $110.5 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increases were primarily attributable to higher activity levels, fleet size, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 83.1% for the three months ended June 30, 2017, as compared to 94.6% for the three months ended June 30, 2016. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended June 30, 2017.
          General and Administrative Expenses.    General and administrative expenses increased 43.0%, or $2.4 million, to $7.9 million for the three months ended June 30, 2017, as compared to $5.5 million for the three months ended June 30, 2016. The increase was primarily attributable to marginal increases in legal and professional fees, insurance expense, payroll and travel.
          Depreciation and Amortization.    Depreciation and amortization increased 17.7%, or $1.9 million, to $12.7 million for the three months ended June 30, 2017, as compared to $10.8 million for the three months ended June 30, 2016. The increase was primarily attributable to additional property and equipment purchased in 2017. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 351.2%, or $7.6 million, to $9.8 million for the three months ended June 30, 2017, as compared to $2.2 million for the three months ended June 30, 2016. The increase was primarily attributable to greater service intensity of jobs completed coupled with higher activity levels and utilization of our equipment.
          Interest Expense.    Interest expense decreased 89.1%, or $5.3 million, to $0.7 million for the three months ended June 30, 2017, as compared to $6.0 million for the three months ended June 30, 2016. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility.
          Other Expense.    Other expense was $0.6 million for the three months ended June 30, 2017, as compared to other expense of $0.01 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in other lender related expenses and non-recurring NYSE listing related expenses, and partially offset by a decrease in the unrealized gain resulting from the change in the fair value of our interest rate swap liability at June 30, 2017 compared to June 30, 2016.
          Gain on Extinguishment of Debt.     There was no debt extinguishment gain or loss during the three months ended June 30, 2017, compared to the gain on extinguishment of debt, net of cost, of $6.98 million during the three months ended June 30, 2016. The gain on extinguishment of debt during 2016 was as a result of the auction process with our lenders to repurchase $37.5 million of our Term Loan at a 20% discount to par value.
          Income Tax Expense/(Benefit).    For the three months ended June 30, 2017, we utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax expense was $0.1 million resulting in an effective tax rate of 2.1% for the three months ended June 30, 2017 as compared to total income tax benefit of $4.9 million and an effective tax rate of 34.6% for the three months ended June 30, 2016. The change in the effective tax rate is primarily due to our full valuation allowance position, impact of indefinite lived assets, and state tax expense.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

          Revenues.    Revenues increased 146.9%, or $229.3 million, to $385.4 million for the six months ended June 30, 2017, as compared to $156.1 million for the six months ended June 30, 2016. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 159.3%, or $225.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Revenues from services other than pressure pumping increased 25.1%, or $3.6 million, in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in revenues from services other than pressure pumping during the six months ended June 30, 2017 was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services, offset by the decrease in revenue from idling of our Permian drilling rigs.

          Cost of Services.    Cost of services increased 124.8%, or $181.2 million, to $326.3 million for the six months ended June 30, 2017, from $145.1 million during the six months ended June 30, 2016. Cost of services in our pressure pumping segment increased $180.5 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increases were primarily attributable to higher activity levels, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 85.1% for the six months ended June 30, 2017, as compared to 93.2% for the six months ended June 30, 2016. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the six months ended June 30, 2017.
          General and Administrative Expenses.    General and administrative expenses increased 144.9%, or $16.4 million, to $27.8 million for the six months ended June 30, 2017, as compared to $11.3 million for the six months ended June 30, 2016. The increase was primarily attributable to marginal increases in legal and professional fees, insurance expense, payroll and travel, and non-recurring expenses— an IPO bonus of $7.0 million to key employees, along with $6.8 million of accelerated stock compensation in connection with the IPO and non-recurring stock compensation for restricted stock units. General and administrative expenses, excluding non-recurring expenses, as a percentage of total revenues decreased to 3.6% for the six months ended June 30, 2017, as compared to 7.3% for the six months ended June 30, 2016, and the decrease is as a result of the higher revenue in the six months ended June 30, 2017.
          Depreciation and Amortization.    Depreciation and amortization increased 9.0%, or $2.0 million, to $23.9 million for the six months ended June 30, 2017, as compared to $21.9 million for the six months ended June 30, 2016. The increase was primarily attributable to additional property and equipment purchased and put into service during the six months ended June 30, 2017. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 191.7%, or 13.3 million, to $20.2 million for the six months ended June 30, 2017, as compared to $6.9 million for the six months ended June 30, 2016. The increase was primarily attributable to greater service intensity of jobs completed coupled with higher activity levels and utilization of our equipment.
          Interest Expense.    Interest expense decreased 48.9%, or $5.6 million, to $5.8 million for the six months ended June 30, 2017, as compared to $11.4 million for the six months ended June 30, 2016. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility.
          Other Expense.    Other expense was $0.6 million for the six months ended June 30, 2017, as compared to $0.3 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in lenders related expenses, non-recurring listing related expenses, and partially offset by an increase in the unrealized gain resulting from the change in the fair value of our interest rate swap liability at June 30, 2017 compared to June 30, 2016.
          Gain on Extinguishment of Debt.    There was no debt extinguishment gain or loss during the six months ended June 30, 2017, compared to the gain on extinguishment of debt, net of cost, of $6.98 million during the six months ended June 30, 2016. The gain on extinguishment of debt during 2016 was as a result of the auction process with our lenders to repurchase $37.5 million of our Term Loan at a 20% discount to par value.

          Income Tax Expense/(Benefit).    For the six months ended June 30, 2017, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax expense was $0.2 million resulting in a negative effective tax rate of 1.2% for the six months ended June 30, 2017, compared to total income tax benefit of $11.7 million and a positive effective tax rate of 34.5% for the six months ended June 30, 2016. The negative effective tax rate is primarily due to the Company’s full valuation allowance position, impact of indefinite lived assets, and state tax expense which creates a deviation from the customary relationship between income tax expense/(benefit) and pre-tax income/(loss).

Liquidity and Capital Resources
          Effective as of March 22, 2017, we completed our IPO of 13,250,000 shares of common stock at $14.00 per share, from which we received net proceeds of $170.1 million using the proceeds (i) to repay the remaining balance on our term loan, (ii) to acquire additional hydraulic fracturing fleets and (iii) for general corporate purposes.
         On March 22, 2017, we entered into a new revolving credit facility with a $150 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a tenor of 5 years and a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12 million. The ABL has a commitment fee of 0.375%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.
          As of June 30, 2017, our cash and cash equivalents were $25.1 million, as compared to $133.6 million at December 31, 2016. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. As of June 30, 2017, the ABL Credit Facility was undrawn. Our primary uses of cash will be to continue to fund our operations, support organic growth opportunities and satisfy debt payments, if incurred.
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

Working Capital
          Working capital is the amount by which current assets exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of June 30, 2017 compared to December 31, 2016.

($ in thousands)	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$25,108	$133,596
Accounts receivable - net of allowance for doubtful accounts	147,820	115,179
Inventories	4,819	4,713
Prepaid expenses	6,933	4,608
Other current assets	3,689	6,684
Total current assets	$188,369	$264,780

Current Liabilities:
Accounts payable	$155,956	$129,093
Accrued liabilities	8,335	13,619
Current portion of long-term debt	6,337	16,920
Accrued interest payable	—	109
Total current liabilities	$170,628	$159,741
Working capital	$17,741	$105,039

          Our working capital totaled $17.7 million and $105.0 million at June 30, 2017 and December 31, 2016, respectively. The $87.3 million decrease in working capital is primarily attributable to our use of cash for repayment of debt of $163.1 million, capital expenditures of $112.6 million, and other operating expenditures, partially offset by the receipt of $170.1 million (net of IPO underwriting discounts, commissions and other offering expenses) from the proceeds of the IPO.
Cash and Cash Flows
          Our cash and cash equivalents were $25.1 million and $133.6 million at June 30, 2017 and December 31, 2016, respectively.
          The following table sets forth the historical cash flows for the six months ended June 30, 2017 and 2016 :

	Six Months Ended June 30,
($ in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(463)	$2,063
Investing activities	$(111,401)	$(15,051)
Financing activities	$3,376	$(1,140)
Operating Activities
          Net cash used in operating activities was $0.5 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 2016. The net decrease of $2.5 million was primarily due to increased working capital needs resulting from higher and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $111.4 million for the six months ended June 30, 2017, from $15.1 million during the six months ended June 30, 2016. The increase was primarily attributable to the new additional hydraulic fracturing fleets and other ancillary equipment purchased during the period, and a slight increase in maintenance capital expenditures, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
Financing Activities
          Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2017, and net cash used in financing activities was $1.1 million for the six months ended June 30, 2016. The net increase in cash provided was primarily due to the receipt of $185.5 million of IPO proceeds, partially offset by payment of IPO costs of $15.1 million and $163.1 million in repayment of borrowings, during the six months ended June 30, 2017, compared to net cash used of $38.1 million for repayment of borrowings, offset by the equity capitalization proceeds of $40.0 million during the six months ended June 30, 2016.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2017.
Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. Per our preliminary evaluation, we believe that the adoption of this guidance will not materially affect our revenue recognition. However, we will continue to evaluate and quantify the effect of the adoption of this guidance on our consolidated financial statements.
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
          In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
          In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe that the adoption of this guidance will not materially affect our consolidated financial statements.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices declined significantly close to the end of the second half of 2014. The closing price of oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, oil prices have recovered in the third quarter of 2016, and averaged in the range of $40–$50 during 2017. As a result of the recent recovery in oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2017, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Prospectus.
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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our final prospectus dated March 16, 2017, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 20, 2017, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

3.1
Certificate of Incorporation of ProPetro Holding Corp., as amended March 16, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

3.2	Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, dated March 10, 2017 (Registration No. 333-215940)).
10.1+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.
10.2+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.3+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Director Restricted Stock Unit Award Grant Notice and Director Restricted Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	August 10, 2017	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Certificate of Incorporation of ProPetro Holding Corp., as amended March 16, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

3.2	Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, dated March 10, 2017 (Registration No. 333-215940)).
10.1+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement.
10.2+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.3+	Form of ProPetro Holding Corp. 2017 Incentive Award Plan Director Restricted Stock Unit Award Grant Notice and Director Restricted Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Document
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates management contracts or compensatory plans or arrangements.