Form 10-Q
period 2017-09-30
ProPetro Holding Corp.
filed 2017-11-02
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 31, 2017, was 83,039,854

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,008	$133,596
Accounts receivable - net of allowance for doubtful accounts of $335 and $552, respectively	160,047	115,179
Inventories	9,148	4,713
Prepaid expenses	5,543	4,608
Other current assets	975	6,684
Total current assets	226,721	264,780
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	399,268	263,862
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	373	589
Deferred revenue rebate - net of amortization	1,077	2,462
Other noncurrent assets	1,727	304
Total other noncurrent assets	12,602	12,780
TOTAL ASSETS	$638,591	$541,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$181,660	$129,093
Accrued liabilities	11,074	13,619
Current portion of long-term debt	7,441	16,920
Accrued interest payable	86	109
Total current liabilities	200,261	159,741
DEFERRED INCOME TAXES	1,315	1,148
LONG-TERM DEBT	34,476	159,407
OTHER LONG-TERM LIABILITIES	124	117
Total liabilities	236,176	320,413
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, 0 and 16,999,990 shares issued, respectively	—	17
Preferred stock, additional paid-in capital	—	162,494
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,039,854 and 52,627,652 shares issued, respectively	83	53
Additional paid-in capital	606,707	265,355
Accumulated deficit	(204,375)	(206,910)
Total shareholders’ equity	402,415	221,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$638,591	$541,422

See accompanying notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE - Service revenue	$282,730	$116,904	$668,153	$272,999
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	225,433	110,223	551,775	255,362
General and administrative (inclusive of stock-based compensation)	11,106	5,856	38,881	17,197
Depreciation and amortization	14,745	10,790	38,602	32,669
Loss on disposal of assets	8,742	5,923	28,971	12,859
Total costs and expenses	260,026	132,792	658,229	318,087
OPERATING INCOME (LOSS)	22,704	(15,888)	9,924	(45,088)
OTHER INCOME (EXPENSE):
Interest expense	(644)	(4,550)	(6,469)	(15,942)
Gain on extinguishment of debt	—	—	—	6,975
Other expense	(191)	(106)	(792)	(419)
Total other income (expense)	(835)	(4,656)	(7,261)	(9,386)
INCOME (LOSS) BEFORE INCOME TAXES	21,869	(20,544)	2,663	(54,474)
INCOME TAX (EXPENSE)/BENEFIT	96	6,946	(128)	18,644
NET INCOME (LOSS)	$21,965	$(13,598)	$2,535	$(35,830)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.26	$(0.26)	$0.03	$(0.84)
Diluted	$0.25	$(0.26)	$0.03	$(0.84)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,040	52,975	74,124	42,526
Diluted	86,264	52,975	77,118	42,526

See accompanying notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid-In Capital	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2017	17,000	$17	$162,494	52,628	$53	$265,355	$(206,910)	$221,009
Stock-based compensation cost	—	—	—	—	—	8,730	—	8,730
Initial Public Offering net of costs	—	—	—	13,250	13	170,128	—	170,141
Conversion of preferred stock to common at Initial Public Offering	(17,000)	(17)	(162,494)	17,000	17	162,494	—	—
Exercise of stock options—net	—	—	—	162	—	—	—	—
Net income	—	—	—	—	—	—	2,535	2,535
BALANCE - September 30, 2017	—	$—	$—	83,040	$83	$606,707	$(204,375)	$402,415

See accompanying notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,535	$(35,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,602	32,669
Gain on extinguishment	—	(6,975)
Deferred income tax expense (benefit)	166	(18,644)
Amortization of deferred revenue rebate	1,385	1,385
Amortization of deferred debt issuance costs	3,322	1,806
Stock-based compensation	8,730	1,130
Loss on disposal of assets	28,971	12,859
Gain on interest rate swap	(226)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(44,868)	3,255
Other current assets	3,271	(4)
Inventories	(4,435)	1,579
Prepaid expenses	(910)	2,845
Accounts payable	41,564	(2,294)
Accrued liabilities	589	620
Accrued interest	(23)	1
Net cash provided by (used in) operating activities	78,673	(5,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(193,820)	(18,631)
Proceeds from sale of assets	4,237	475
Net cash used in investing activities	(189,583)	(18,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	27,112	—
Repayments of borrowings	(164,638)	(42,166)
Repayments of insurance financing	(2,900)	(2,833)
Debt extinguishment cost	—	(525)
Payment of debt issuance costs	(1,653)	(115)
Equity capitalization	—	40,425
Proceeds from IPO	185,500	—
Payment of IPO costs	(15,099)	—
Net cash provided by (used in) financing activities	28,322	(5,214)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,588)	(29,022)
CASH AND CASH EQUIVALENTS - Beginning of period	133,596	34,310
CASH AND CASH EQUIVALENTS - End of period	$51,008	$5,288

See accompanying notes to condensed consolidated financial statements
4

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

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. We have completed our preliminary evaluation of ASU No. 2014-09, and the adoption of this guidance will not materially affect our revenue recognition. However, there will be additional disclosures on our consolidated financial statements relating to the adoption of this standard.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and a derivative financial instrument. The estimated fair value of our financial instruments — cash and cash equivalents, accounts receivable and accounts payable at September 30, 2017 and December 31, 2016 approximates their carrying value as reflected in our condensed consolidated balance sheets due to their short-term nature. We use a derivative financial instrument, an interest rate swap, to manage interest rate risk. Our policies do not permit the use of derivative financial instruments for speculative purposes. We did not designate the interest rate swap as a hedge for accounting purposes. We record all derivatives as of the end of our reporting period in our condensed consolidated balance sheet at fair value, which is based on quoted market prices, a Level 1 input. We may be exposed to credit losses in the event of nonperformance by counterparties to the interest rate swap. The counterparty of the interest rate swap is a credible, large institution, and we do not believe there is significant or material credit risk upon settlement of the contract. The fair value of the interest rate swap liability at September 30, 2017 and December

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

31, 2016 was $0.03 million and $0.3 million, respectively. Based on quoted market prices as of September 30, 2017 and 2016, for contracts with similar terms and maturity date, as provided by the counterparty, we recorded a gain of $0.2 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, respectively, are set forth below:

		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
($ in thousands)
September 30, 2017:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2016:
Property and equipment, net	$8,700	$—	$8,700	$—	$(6,305)
Goodwill	$9,425	$—	$—	$9,425	$(1,177)

          No impairment of property and equipment was recorded during the nine months ended September 30, 2017 and 2016. During the fourth quarter of 2016, the depressed cash flows and continued decline in utilization of our Permian drilling assets were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. We determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, and as such, an impairment expense was recorded in the fourth quarter of 2016. The non-cash asset impairment charges recorded in the fourth quarter of 2016 for Permian drilling was $6.3 million, which had a then net carrying value of $15.0 million prior to the impairment write-down.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded. There were no additions to, or disposal of, goodwill during the nine months ended September 30, 2017 and 2016. At December 31, 2016, we estimated the fair value of the surface drilling reporting unit to be $3.8 million and its carrying value was $4.2 million. As a result of the potential impairment due to the carrying value exceeding the estimated fair value, we then further determined the implied fair value of the $1.2 million goodwill for the surface drilling reporting unit to be $0. Accordingly, we recorded an impairment loss of $1.2 million during the fourth quarter of 2016.

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
          Gain on Extinguishment of Debt — in connection with the amendment to the Term Loan and Revolving Credit Facility, we initiated an auction process with the lenders to repurchase a portion of debt for a price of 80 cents, a 20% discount to par value. The auction settled on June 16, 2016 as the Company repurchased a total amount of $37.5 million of debt for $30 million plus $0.5 million in debt extinguishment auction costs, leading to a gain on extinguishment of debt of $7.0 million.
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
Equipment and Manufacturing Notes
          On November 24, 2015, we entered into a 36-month financing arrangement for three hydraulic fracturing fleets in the amount of $25 million, and a portion of the proceeds were used to pay off the previous manufacturer notes, with the remainder being used for additional liquidity.
          On June 30, 2017, we entered into a financing arrangement for the purchase of light vehicles. As of September 30, 2017, we purchased certain light vehicles under this financing arrangement in the amount of $2.1 million.

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
          Total debt consisted of the following at September 30, 2017 and December 31, 2016, respectively:

($ in thousands)	2017	2016
ABL Credit Facility	$25,000	$—
6.25% "Term loan" due September 2019	—	146,750
Revolving Credit Facility	—	13,500
Equipment financing	16,917	19,193
Total debt	41,917	179,443
Less deferred loan costs, net of amortization	—	3,116
Subtotal	41,917	176,327
Less current portion of long-term debt	7,441	16,920
Total long-term debt, net of deferred loan costs	$34,476	$159,407
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at September 30, 2017:

($ in thousands)
2017	$1,778
2018	14,298
2019	805
2020	36
2021 and thereafter	25,000

Total	$41,917
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

	Three months ended September 30, 2017			Nine months ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total

Service revenue	$271,924	$10,806	$282,730	$639,355	$28,798	$668,153
Adjusted EBITDA	$50,013	$(2,245)	$47,768	$98,296	$(3,641)	$94,655
Depreciation and amortization	$13,637	$1,108	$14,745	$35,228	$3,374	$38,602
Goodwill	$9,425	$—	$9,425	$9,425	$—	$9,425
Capital expenditures	$61,752	$765	$62,517	$203,097	$3,231	$206,328
Total assets	$604,769	$33,822	$638,591	$604,769	$33,822	$638,591

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Service revenue	$109,697	$7,207	$116,904	$251,410	$21,589	$272,999
Adjusted EBITDA	$2,951	$(1,616)	$1,335	$6,500	$(4,930)	$1,570
Depreciation and amortization	$9,274	$1,516	$10,790	$27,905	$4,764	$32,669
Goodwill	$9,425	$1,177	$10,602	$9,425	$1,177	$10,602
Capital expenditures	$11,641	$202	$11,843	$21,582	$312	$21,894
Total assets at December 31, 2016	$501,906	$39,516	$541,422	$501,906	$39,516	$541,422

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$28,372	$(6,407)	$21,965	$30,087	$(27,552)	$2,535
Depreciation and amortization	13,637	1,108	14,745	35,228	3,374	38,602
Interest expense	—	644	644	—	6,469	6,469
Income tax (benefit) expense	—	(96)	(96)	—	128	128
Loss on disposal of assets	7,552	1,190	8,742	27,943	1,028	28,971
Stock-based compensation	—	751	751	—	8,730	8,730
Other expense	—	191	191	—	792	792
Other general and administrative expense (1)	—	149	149	—	722	722
Deferred IPO bonus expense	452	225	677	5,038	2,668	7,706
Adjusted EBITDA	$50,013	$(2,245)	$47,768	$98,296	$(3,641)	$94,655

	Three months ended September 30, 2016			Nine months ended September 30, 2016
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net loss	$(12,265)	$(1,333)	$(13,598)	$(34,815)	$(1,015)	$(35,830)
Depreciation and amortization	9,274	1,516	10,790	27,905	4,764	32,669
Interest expense	—	4,550	4,550	—	15,942	15,942
Income tax benefit	—	(6,946)	(6,946)	—	(18,644)	(18,644)
(Gain)/loss on disposal of assets	5,942	(19)	5,923	13,410	(551)	12,859
Stock-based compensation	—	510	510	—	1,130	1,130
Gain on extinguishment of debt	—	—	—	—	(6,975)	(6,975)
Other expense	—	106	106	—	419	419
Adjusted EBITDA	$2,951	$(1,616)	$1,335	$6,500	$(4,930)	$1,570
(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share
          Net income (loss) per share is determined by dividing the net income (loss) relevant to the common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share uses the same net income (loss) divided by the number of shares that would be outstanding assuming dilutive options and stock are converted. The table below shows the calculations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share data)	2017	2016	2017	2016
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$21,965	$(13,598)	$2,535	$(35,830)
Denominator
Denominator for basic income (loss) per share	83,040	52,975	74,124	42,526
Dilutive effect of stock options	2,808	—	2,822	—
Dilutive effect of performance stock units	37	—	—	—
Dilutive effect of non-vested restricted stock	379	—	172	—
Denominator for diluted income (loss) per share	86,264	52,975	77,118	42,526
Basic income (loss) per common share	$0.26	$(0.26)	$0.03	$(0.84)
Diluted income (loss) per common share	$0.25	$(0.26)	$0.03	$(0.84)

          As shown in the table below, the following non-vested restricted stock, performance stock units, and stock options have not been included in the calculation of diluted income (loss) per share as they would be anti-dilutive to the calculation above.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	789	4,646	789	4,646
Performance stock units	—	—	170	—
Non-vested restricted stock	—	372	318	372
	789	5,018	1,277	5,018

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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

          On June 14, 2013, we granted 2,799,408 stock option awards to certain key employees and directors that shall vest and become exercisable based upon the achievement of a service requirement. The options vest in 25% increments for each year of continuous service and an option becomes fully vested upon the optionee’s completion of the fourth year of service. The contractual term for the options awarded is 10 years. For the nine months ended September 30, 2017 and 2016, we recognized $0.7 million and $0.9 million, respectively, in compensation expense related to these stock options. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.35%

          On December 1, 2013, we granted 699,820 stock option awards to certain key employees which were scheduled to vest in four substantially equal annual installments, subject to service and performance requirements and acceleration upon a change in control. As of September 30, 2016, the performance requirement was not considered to be probable of achievement for any of the outstanding option awards and 114,456 options were forfeited during the year ended December 31, 2016. Accordingly, we have not recognized any compensation expense related to these stock options as of September 30, 2016. Effective March 16, 2017, we terminated the options in connection with the IPO and approved a cash bonus totaling $5.1 million to the holders of the options.

          The contractual term for the options awarded is 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.83%

          On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees and directors which are scheduled to vest in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. For the nine months ended September 30, 2017, we recognized the remaining $1.8 million in stock compensation expense related to these stock options, as the Company fully accelerated vesting of the options in connection with the IPO, and for the nine months ended September 30, 2016, we recognized $0.2 million in stock compensation expense related to these stock options.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	55%
Expected dividends	$—
Expected term (in years)	5.8
Risk free rate	1.22%

          In March 2017, our shareholders approved the ProPetro 2017 Incentive Award Plan ("IAP") pursuant to which our Board of Directors may grant stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), or other stock-based awards to key employees, consultants, directors and employees. The IAP authorizes up to 5,800,000 shares of common stock to be issued under awards granted pursuant to the plan. On March 16, 2017, we granted 793,738 stock option awards to certain key employees and directors pursuant to the IAP which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. For the nine months

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

ended September 30, 2017 and 2016, we recognized $0.4 million and $0, in stock compensation expense related to these stock option awards.

          The fair value of each stock option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	18%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	2.23%

          A summary of the stock option activity for the nine months ended September 30, 2017 and the year ended December 31, 2016, is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	3,485,791	$3.96	$1.77
Granted	1,274,549	$2.25	$1.77
Exercised	—	$—	$—
Forfeited	(114,456)	$3.96	$1.77
Expired	—	$—	$—
Canceled	—	$—	$—
Outstanding at December 31, 2016	4,645,884	$3.49	$1.77
Exercisable at December 31, 2016	2,354,466	$3.77	$1.77

Outstanding at January 1, 2017	4,645,884	$3.49	$1.77
Granted	793,738	$14.00	$3.35
Exercised	(226,194)	$3.96	$1.77
Forfeited	(5,148)	$14.00	$3.35
Expired	—	$—	$—
Canceled	(571,927)	$3.96	$1.77
Outstanding at September 30, 2017	4,636,353	$5.20	$2.04
Exercisable at September 30, 2017	3,847,763	$3.39	$1.77

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

          On June 5, 2017, our Board of Directors granted 319,250 RSUs to employees, directors and executives pursuant to the IAP. Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the nine months ended September 30, 2017 and 2016, the recorded stock compensation expense for all RSUs was $5.8 million and $0, respectively.

          The following table summarizes RSUs activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	372,335	$3.89
Granted	691,585	$13.65
Vested	—	$—
Exercised	—	$—
Forfeited	(1,170)	$13.65
Expired	—	$—
Canceled	(372,335)	$3.89
Outstanding at September 30, 2017	690,415	$13.65

           Effective June 5, 2017, our Board of Directors authorized and granted performance stock unit awards to certain key employees under the IAP. The actual number of shares that may be issued under the performance stock unit awards ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from the date of our IPO through December 31, 2019. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of performance stock unit awards is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the nine months ended September 30, 2017 and 2016 the recorded stock compensation expense for the performance stock units was $0.2 million and $0, respectively.

The following table summarizes information about the performance stock units that were outstanding at September 30, 2017:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period	Weighted Average Grant Date Fair Value per Share
2017	—	169,635	—	—	169,635	$10.73

Total	—	169,635	—	—	169,635

          The total stock compensation expense for the nine months ended September 30, 2017 and 2016 for all stock awards was $8.7 million and $1.1 million, respectively. The total unrecognized compensation expense as of September 30, 2017 is approximately $7.5 million, and is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

          For the nine months ended September 30, 2017 and 2016, the Company paid approximately $0.21 million and $0.12 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party. For the the nine months ended September 30, 2017 and 2016, the Company paid $0.14 million and $0.14 million, respectively.

          At September 30, 2017 and December 31, 2016, the Company had $0 million and $0 in payables, respectively, and approximately $0.04 million and $0.04 million in receivables, respectively, for related parties for services provided.

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

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the nine months ended September 30, 2017 and 2016, we recorded operating lease expense of $1.0 million and $1.0 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2017	$116
2018	426
2019	366
2020	344
2021 and thereafter	774
Total	$2,026

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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Equity Capitalization
Credit Amendment Equity Infusion
          In connection with the Term Loan and Revolving Credit Facility amendment dated June 8, 2016 (see Note 4), ECP and its related affiliates along with other shareholders infused $40.425 million of equity into the Company and we issued 18,007,328 additional shares of common stock.

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

          Additionally, on March 28, 2017, one executive and one director net settled a total of 226,194 of their exercisable stock options and received 162,212 shares of common stock.
          At September 30, 2017 and December 31, 2016, the Company had 83,039,854 and 52,627,652 shares outstanding, respectively.

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

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower, or HHP, with a current aggregate deployed capacity of 690,000 HHP. Our fleet, which consists of 16 hydraulic fracturing fleets, has been designed to handle the highest intensity, most complex hydraulic fracturing jobs and has been 100% utilized since September 2016. During the third quarter ended September 30, 2017, we put three new hydraulic fracturing fleets into service. Subsequent to the end of this quarter, we also deployed one additional new hydraulic fracturing fleet in the fourth quarter of 2017, bringing our current total to 16, and aggregate capacity to 690,000 HHP. In addition, we have committed to acquire one new additional hydraulic fracturing fleet which is expected to be delivered before the end of the first quarter of 2018. This fleet will provide us with an incremental 45,000 HHP, bringing our aggregate capacity to 735,000 HHP by the end of the first quarter of 2018.

          Through our pressure pumping segment (which also includes cementing and acidizing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we have fully maintained our equipment throughout the recent industry downturn to ensure optimal performance and reliability. Additionally, all of the hydraulic horsepower delivered over the last four years has been sourced from a single manufacturer, leading to a homogeneous fleet with streamlined maintenance programs and training for our personnel.

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

          Most recently, the recovery of crude oil prices to a high in excess of $50 per barrel since December 2016 through September 2017, has driven a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs increasing from a low of 137 rigs in the basin as of May 2016 to 385 rigs in the basin as of September 2017, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of frac stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
          As the Permian Basin shifts further towards more intensive horizontal drilling, operators and service providers are expected to continue to place significant focus on drilling and completion efficiencies, such as multi-well pads and zipper fracs. Multi-well pads allow for the drilling of multiple wellbores from a single topside location, reducing average drilling time. Similarly, zipper fracturing allows for the alternating completion of hydraulic fracturing stages in adjacent wells, increasing the number of stages that can be performed in a given time period. These advancements have resulted in a reduction in the number of days typically required to drill and complete a well and increased the total number of wells that can be drilled per rig, which, in turn, drives incremental demand for hydraulic fracturing services.
          Rising producer activity levels, increasing basin service intensity and continued drilling and completion efficiencies have combined to drive the 100% utilization of our fleet and build a sizable backlog of addressable demand for our services. During the recent downturn, we saw our competitors defer necessary maintenance capital spending and cannibalize existing units for spare parts and idle HHP. This has resulted in tightening hydraulic fracturing supply and demand fundamentals and could drive pricing improvement for our hydraulic fracturing services. Moreover, we believe the other complementary services we provide are well-positioned to similarly benefit from a continued industry recovery.
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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our net income (loss), before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) (gain) on extinguishment of debt, (iii) stock based compensation, and (iv) other unusual or nonrecurring expenses, such as impairment charges and costs related to our initial public offering. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

          Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring expenses (such as IPO bonus) and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

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

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net income (loss)	$28,372	$(6,407)	$21,965	$30,087	$(27,552)	$2,535
Depreciation and amortization	13,637	1,108	14,745	35,228	3,374	38,602
Interest expense	—	644	644	—	6,469	6,469
Income tax (benefit) expense	—	(96)	(96)	—	128	128
Loss on disposal of assets	7,552	1,190	8,742	27,943	1,028	28,971
Stock-based compensation	—	751	751	—	8,730	8,730
Other expense	—	191	191	—	792	792
Other general and administrative expense (1)	—	149	149	—	722	722
Deferred IPO bonus expense	452	225	677	5,038	2,668	7,706
Adjusted EBITDA	$50,013	$(2,245)	$47,768	$98,296	$(3,641)	$94,655

	Three months ended September 30, 2016			Nine months ended September 30, 2016
($ in thousands)	Pressure Pumping	All Other	Total	Pressure Pumping	All Other	Total
Net loss	$(12,265)	$(1,333)	$(13,598)	$(34,815)	$(1,015)	$(35,830)
Depreciation and amortization	9,274	1,516	10,790	27,905	4,764	32,669
Interest expense	—	4,550	4,550	—	15,942	15,942
Income tax benefit	—	(6,946)	(6,946)	—	(18,644)	(18,644)
(Gain)/loss on disposal of assets	5,942	(19)	5,923	13,410	(551)	12,859
Stock-based compensation	—	510	510	—	1,130	1,130
Gain on extinguishment of debt	—	—	—	—	(6,975)	(6,975)
Other expense	—	106	106	—	419	419
Adjusted EBITDA	$2,951	$(1,616)	$1,335	$6,500	$(4,930)	$1,570

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

          The following table sets forth the results of operations for the periods presented (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$282,730	$116,904	$668,153	$272,999
Cost of services (1)	225,433	110,223	551,775	255,362
General and administrative expense (2)	11,106	5,856	38,881	17,197
Depreciation and amortization	14,745	10,790	38,602	32,669
Loss on disposal of assets	8,742	5,923	28,971	12,859
Interest expense	644	4,550	6,469	15,942
Gain on extinguishment of debt	—	—	—	(6,975)
Other expense	191	106	792	419
Income tax expense/(benefit)	(96)	(6,946)	128	(18,644)

Net income (loss)	$21,965	$(13,598)	$2,535	$(35,830)

Adjusted EBITDA (3)	$47,768	$1,335	$94,655	$1,570
Adjusted EBITDA Margin (3)	16.90%	1.14%	14.17%	0.58%

Pressure pumping segment results of operations:
Revenue	$271,924	$109,697	$639,355	$251,410
Cost of services	$217,171	$103,465	$529,818	$235,587
Adjusted EBITDA	$50,013	$2,951	$98,296	$6,500
Adjusted EBITDA Margin (4)	18.39%	2.69%	15.37%	2.59%

(1) Exclusive of depreciation and amortization.

(2) Inclusive of stock-based compensation.

(3) For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations".

(4) The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

          Revenues.    Revenues increased 141.8%, or $165.8 million, to $282.7 million for the three months ended September 30, 2017, as compared to $116.9 million for the three months ended September 30, 2016. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 147.9%, or $162.2 million, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Revenues from services other than pressure pumping increased 49.9%, or $3.6 million, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services, offset by the decrease in revenue from the idling of our Permian drilling rigs in the three months ended September 30, 2017.
          Cost of Services.    Cost of services increased 104.5%, or $115.2 million, to $225.4 million for the three months ended September 30, 2017, from $110.2 million during the three months ended September 30, 2016. Cost of services in our pressure pumping segment increased $113.7 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increases were primarily attributable to higher activity levels, fleet size, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 79.9% for the three months ended September 30, 2017, as compared to 94.3% for the three months ended September 30, 2016. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from a greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended September 30, 2017.
          General and Administrative Expenses.    General and administrative expenses increased 89.7%, or $5.3 million, to $11.1 million for the three months ended September 30, 2017, as compared to $5.9 million for the three months ended September 30, 2016. The increase was primarily attributable to increases in legal and professional fees, insurance expense and payroll, totaling $4.5 million, and a net increase in other remaining general and administrative expenses totaling $0.7 million.
          Depreciation and Amortization.    Depreciation and amortization increased 36.7%, or $4.0 million, to $14.7 million for the three months ended September 30, 2017, as compared to $10.8 million for the three months ended September 30, 2016. The increase was primarily attributable to additional property and equipment purchased in 2017. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 47.6%, or $2.8 million, to $8.7 million for the three months ended September 30, 2017, as compared to $5.9 million for the three months ended September 30, 2016. The increase was primarily attributable to greater service intensity of jobs completed coupled with higher fleet size, activity levels and utilization of our equipment.
          Interest Expense.    Interest expense decreased 85.8%, or $3.9 million, to $0.6 million for the three months ended September 30, 2017, as compared to $4.6 million for the three months ended September 30, 2016. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility in the first quarter of 2017.
          Other Expense.    Other expense was $0.2 million for the three months ended September 30, 2017, as compared to other expense of $0.1 million for the three months ended September 30, 2016. The marginal net increase was primarily attributable to decrease in the unrealized gain resulting from the change in the fair value of our interest rate swap liability at September 30, 2017 compared to September 30, 2016, and partially offset by a decrease in other lender related expenses.
          Income Tax Expense/(Benefit).    For the three months ended September 30, 2017, we utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax benefit was $0.1 million resulting in a negative effective tax rate of 0.4% for the three months ended September 30, 2017 as compared to total income tax benefit of $6.9 million and an effective tax rate of 33.8% for the three months ended September 30, 2016. The negative effective tax rate is primarily due to our full valuation allowance position, impact of indefinite lived assets, state tax expense and alternative minimum tax expense, which creates a deviation from the customary relationship between income tax expense (benefit) and pre-tax income/(loss).

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

          Revenues.    Revenues increased 144.7%, or $395.2 million, to $668.2 million for the nine months ended September 30, 2017, as compared to $273.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 154.3%, or $387.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Revenues from services other than pressure pumping increased 33.4%, or $7.2 million, in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in revenues from services other than pressure pumping during the nine months ended September 30, 2017 was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services, offset by the decrease in revenue from idling of our Permian drilling rigs.
          Cost of Services.    Cost of services increased 116.1%, or $296.4 million, to $551.8 million for the nine months ended September 30, 2017, from $255.4 million during the nine months ended September 30, 2016. Cost of services in our pressure pumping segment increased $294.2 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increases were primarily attributable to higher activity levels, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 82.9% for the nine months ended September 30, 2017, as compared to 93.7% for the nine months ended September 30, 2016. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the nine months ended September 30, 2017.
          General and Administrative Expenses.    General and administrative expenses increased 126.1%, or $21.7 million, to $38.9 million for the nine months ended September 30, 2017, as compared to $17.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to increases in legal and professional fees, insurance expense and payroll, totaling $6.7 million, IPO bonus of $7.7 million to key employees, along with $7.6 million increase in stock compensation recorded during 2017, and partially offset by a $0.3 million decrease in other remaining general and administrative expenses. General and administrative expenses, excluding non-recurring deferred IPO bonus of $7.7 million and stock compensation compensation expense of $6.8 million, as a percentage of total revenues decreased to 3.6% for the nine months ended September 30, 2017, as compared to 6.3% for the nine months ended September 30, 2016, and the decrease is as a result of the higher revenue in the nine months ended September 30, 2017.
          Depreciation and Amortization.    Depreciation and amortization increased 18.2%, or $5.9 million, to $38.6 million for the nine months ended September 30, 2017, as compared to $32.7 million for the nine months ended September 30, 2016. The increase was primarily attributable to additional property and equipment purchased and put into service during the nine months ended September 30, 2017. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 125.3%, or 16.1 million, to $29.0 million for the nine months ended September 30, 2017, as compared to $12.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to greater service intensity of jobs completed coupled with higher fleet size, activity levels and utilization of our equipment.
          Interest Expense.    Interest expense decreased 59.4%, or $9.5 million, to $6.5 million for the nine months ended September 30, 2017, as compared to $15.9 million for the nine months ended September 30, 2016. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility in the first quarter of 2017.
          Other Expense.    Other expense was $0.8 million for the nine months ended September 30, 2017, as compared to $0.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in lenders related expenses, non-recurring listing related expenses, and partially offset by an increase in the unrealized gain resulting from the change in the fair value of our interest rate swap liability at September 30, 2017 compared to September 30, 2016.
          Gain on Extinguishment of Debt.    There was no debt extinguishment gain or loss during the nine months ended September 30, 2017, compared to the gain on extinguishment of debt, net of cost, of $7.0 million during the nine months ended September 30, 2016. The gain on extinguishment of debt during 2016 was as a result of the auction process with our lenders to repurchase $37.5 million of our Term Loan at a 20% discount to par value.
          Income Tax Expense/(Benefit).    For the nine months ended September 30, 2017, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax expense was $0.1 million resulting in an effective tax rate of 4.8% for the nine months ended September 30, 2017, compared to total income tax benefit of $18.6 million and an effective tax rate of 34.2% for the nine months ended September 30, 2016. The change in effective tax rate is primarily due to the Company’s full valuation allowance position, impact of indefinite lived assets, alternative minimum tax expense and state tax expense.

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
          As of September 30, 2017, our cash and cash equivalents were $51.0 million, as compared to $133.6 million at December 31, 2016. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to continue to fund our operations, support organic growth opportunities and satisfy debt payments.
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

Working Capital
          Working capital is the amount by which current assets exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. The following table presents the components of our working capital as of September 30, 2017 compared to December 31, 2016.

($ in thousands)	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$51,008	$133,596
Accounts receivable - net of allowance for doubtful accounts	160,047	115,179
Inventories	9,148	4,713
Prepaid expenses	5,543	4,608
Other current assets	975	6,684
Total current assets	$226,721	$264,780

Current Liabilities:
Accounts payable	$181,660	$129,093
Accrued liabilities	11,074	13,619
Current portion of long-term debt	7,441	16,920
Accrued interest payable	86	109
Total current liabilities	$200,261	$159,741
Working capital	$26,460	$105,039
          Our working capital totaled $26.5 million and $105.0 million at September 30, 2017 and December 31, 2016, respectively. The decrease in working capital is primarily attributable to our use of cash for operating, investing and financing activities.
Cash and Cash Flows
          Our cash and cash equivalents were $51.0 million and $133.6 million at September 30, 2017 and December 31, 2016, respectively.
          The following table sets forth the historical cash flows for the nine months ended September 30, 2017 and 2016 :

	Nine Months Ended September 30,
($ in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$78,673	$(5,652)
Investing activities	$(189,583)	$(18,156)
Financing activities	$28,322	$(5,214)
Operating Activities
          Net cash provided by operating activities was $78.7 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $5.7 million for the nine months ended September 30, 2016. The net increase of $84.3 million was primarily due to increase in revenue and net income in the period, offset by our working capital needs resulting from higher fleet size and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $189.6 million for the nine months ended September 30, 2017, from $18.2 million during the nine months ended September 30, 2016. The increase was primarily attributable to the additional hydraulic fracturing fleets and other ancillary equipment purchased during the period, and a slight increase in maintenance capital expenditures, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Financing Activities
          Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2017, and net cash used in financing activities was $5.2 million for the nine months ended September 30, 2016. The net increase in cash provided was primarily due to the receipt of $185.5 million of IPO proceeds, borrowings of $27.1 million, partially offset by payment of IPO costs of $15.1 million, repayment of insurance financing of $2.9 million, debt issuance cost of $1.7 million and $164.6 million in repayment of borrowings, during the nine months ended September 30, 2017, compared to net cash used of $42.2 million for repayment of borrowings, repayment of insurance financing of $2.8 million, debt extinguishment and issuance cost of $0.6 million, offset by the equity capitalization proceeds of $40.4 million during the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of September 30, 2017.
Recently Issued Accounting Standards
         In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the retrospective or cumulative effect transition method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. We have completed our preliminary evaluation of ASU No. 2014-09, and the adoption of this guidance will not materially affect our revenue recognition. However, there will be additional disclosures on our consolidated financial statements relating to the adoption of this standard.
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
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices declined significantly close to the end of the second half of 2014. The closing price of oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, oil prices have recovered in the third quarter of 2016, and reaching a high in excess $50 during the third quarter of 2017. As a result of the recent recovery in oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2017, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Prospectus.
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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Date:	November 2, 2017	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ian Denholm
Ian Denholm
Chief Accounting Officer
(Principal Accounting Officer)

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