Form 10-Q
period 2018-03-31
ProPetro Holding Corp.
filed 2018-05-09
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at May 1, 2018, was 83,412,189

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,413	$23,949
Accounts receivable - net of allowance for doubtful accounts of $457 and $443, respectively	253,117	199,656
Inventories	7,512	6,184
Prepaid expenses	5,707	5,123
Other current assets	1,086	748
Total current assets	313,835	235,660
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	524,154	470,910
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	229	301
Deferred revenue rebate - net of amortization	154	615
Other noncurrent assets	2,550	2,121
Total other noncurrent assets	12,358	12,462
TOTAL ASSETS	$850,347	$719,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$254,707	$211,149
Accrued liabilities	11,983	16,607
Current portion of long-term debt	15,032	15,764
Accrued interest payable	544	76
Total current liabilities	282,266	243,596
DEFERRED INCOME TAXES	14,935	4,881
LONG-TERM DEBT	102,301	57,178
OTHER LONG-TERM LIABILITIES	127	125
Total liabilities	399,629	305,780
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,412,189 and 83,039,854 shares issued, respectively	83	83
Additional paid-in capital	608,224	607,466
Accumulated deficit	(157,589)	(194,297)
Total shareholders’ equity	450,718	413,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$850,347	$719,032

See accompanying notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE - Service revenue	$385,219	$171,931
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	298,122	149,565
General and administrative (inclusive of stock-based compensation)	11,944	19,859
Depreciation and amortization	18,936	11,151
Loss on disposal of assets	7,665	10,442
Total costs and expenses	336,667	191,017
OPERATING INCOME (LOSS)	48,552	(19,086)
OTHER INCOME (EXPENSE):
Interest expense	(1,261)	(5,175)
Other income (expense)	(230)	26
Total other income (expense)	(1,491)	(5,149)
INCOME (LOSS) BEFORE INCOME TAXES	47,061	(24,235)
INCOME TAX EXPENSE	(10,353)	(116)
NET INCOME (LOSS)	$36,708	$(24,351)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.44	$(0.43)
Diluted	$0.42	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,081	55,996
Diluted	86,848	55,996

See accompanying notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	$413,252
Stock-based compensation cost	—	—	758	—	758
Issuance of common stock for vested RSUs	372	—	—	—	—
Net income	—	—	—	36,708	36,708
BALANCE - March 31, 2018	83,412	$83	$608,224	$(157,589)	$450,718

See accompanying notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,708	$(24,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,936	11,151
Deferred income tax expense	10,054	55
Amortization of deferred revenue rebate	462	462
Amortization of deferred debt issuance costs	89	3,158
Stock-based compensation	758	7,369
Loss on disposal of fixed assets	7,529	10,442
Gain on interest rate swap	—	(138)
Changes in operating assets and liabilities:
Accounts receivable	(53,461)	5,313
Other current assets	(338)	468
Inventories	(1,327)	(441)
Prepaid expenses	(742)	670
Accounts payable	38,750	(14,884)
Accrued liabilities	(3,252)	(2,560)
Accrued interest	468	(108)
Net cash provided by (used in) operating activities	54,634	(3,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,148)	(50,910)
Proceeds from sale of assets	317	452
Net cash used in investing activities	(74,831)	(50,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	46,735	—
Repayments of borrowings	(2,343)	(161,669)
Repayments of insurance financing	(1,371)	(1,236)
Payment of debt issuance costs	(360)	(1,615)
Proceeds from IPO	—	185,500
Payment of IPO costs	—	(15,099)
Net cash provided by financing activities	42,661	5,881
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,464	(47,971)
CASH AND CASH EQUIVALENTS - Beginning of period	23,949	133,596
CASH AND CASH EQUIVALENTS - End of period	$46,413	$85,625

See accompanying notes to condensed consolidated financial statements
4

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Form 10-K filed with the SEC ("Form 10-K").
Revenue Recognition
          The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, separated by reportable segment and all other, from which the Company generates its revenue.
          Pressure Pumping — Pressure pumping consists of downhole pumping services, which includes hydraulic fracturing (inclusive of acidizing services) and cementing.
Hydraulic fracturing services is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Hydraulic fracturing contracts with our customer have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output method, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time.
Acidizing, which is part of our hydraulic fracturing operating segment, involves a well-stimulation technique where acid is injected under pressure into formations to form or expand fissures. Acidizing provides downhole solutions, and contracts with customers have one performance obligation, which is satisfied at a point-in-time upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize acidizing revenue at a point-in-time, upon completion of the performance obligation.
Our cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. Cementing involves well bonding solutions, and contracts with customers have one performance obligation, which is satisfied at a point-in-time upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize cementing revenue at a point-in-time, upon completion of the performance obligation. The transaction price for each performance obligation for all our pressure pumping services are fixed per our contract with customer.
           All Other— All other services consist of our surface air drilling, drilling, coil tubing and flowback, which are all downhole well simulation and completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2018 and December 31, 2017, accrued revenue (unbilled receivable) included as part of our accounts receivable was $31.8 million and $24.8 million, respectively. At March 31, 2018, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $24.5 million, which is expected to be recognized in two months after the current period balance sheet date, in our pressure pumping reportable segment.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)

Initial Public Offering
          On March 22, 2017, we consummated our initial public offering ("IPO"), in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by selling stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. At closing, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under our term loan, (ii) $86.8 million to fund the purchase of additional hydraulic fracturing units and other equipment, and (iii) the remaining for general corporate purposes. In connection with the IPO, we executed a stock split, such that each holder of common stock of the Company received 1.45 shares of common stock for every one share of previous common stock, and all 16,999,990 shares of our previously outstanding Series A preferred stock converted to common stock on a 1:1 basis.

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the full retrospective or modified retrospective method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. We adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method. The adoption of this guidance had a nil impact on our prior period consolidated financial statements. This is because prior to the effective date of the new revenue guidance, substantially all of our performance obligations per our contracts with customers, except for hydraulic fracturing, were completed at a point-in-time and revenue recognized when control was transferred to the customers, which is consistent with ASU No. 2014-09. Our hydraulic fracturing segment performance obligation is satisfied over time. Prior to the effective date of the new revenue standards, our hydraulic fracturing segment revenue was recognized based on actual stages completed, i.e. using the output method, which faithfully depicts how our services are transferred over time to our customers, and is consistent with the requirements of the ASU No. 2014-09. Accordingly, no adjustments to our consolidated financial statements were required, other than the additional disclosures included as part of Note 1 in these condensed consolidated financial statements.
                 In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of our financial instruments — cash and cash equivalents, accounts receivable and accounts payable at March 31, 2018 and December 31, 2017 approximates their carrying value as reflected in our condensed consolidated balance sheets due to their short-term nature.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017, respectively, are set forth below:

Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
($ in thousands)
March 31, 2018:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2017:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—

          No impairment of property and equipment was recorded during the three months ended March 31, 2018 and 2017.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded. There were no additions to, or disposal of, goodwill during the three months ended March 31, 2018 and 2017. At December 31, 2017, we determined our goodwill balance not to be impaired as per our annual impairment test.
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
          On January 13, 2017, we repaid $75.0 million of the outstanding balance under the Term Loan and repaid the remaining balance of $13.5 million under the Revolving Credit Facility using a portion of the proceeds from a private placement offering. On March 22, 2017, we retired the $71.8 million remaining balance of the Term Loan, along with accrued interest, using a portion of the proceeds from our IPO. Each of the Term Loan and Revolving Credit Facility were terminated in accordance with their terms upon the repayment of outstanding borrowings.
Equipment and Manufacturing Notes
          On November 24, 2015, we entered into a 36-month financing arrangement for three hydraulic fracturing fleets in the amount of $25 million, and a portion of the proceeds were used to pay off the previous manufacturer notes, with the remainder being used for additional liquidity.
          On June 30, 2017, we entered into a financing arrangement for the purchase of light vehicles. As of March 31, 2018, we purchased certain light vehicles under this financing arrangement, and the outstanding balance was $5.6 million.

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
          Total debt consisted of the following at March 31, 2018 and December 31, 2017, respectively:

($ in thousands)	2018	2017
ABL Credit Facility	$100,000	$55,000
Equipment financing	17,333	17,942
Total debt	117,333	72,942
Less deferred loan costs, net of amortization	—	—
Subtotal	117,333	72,942
Less current portion of long-term debt	15,032	15,764
Total long-term debt, net of deferred loan costs	$102,301	$57,178
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.

Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at March 31, 2018:

($ in thousands)
2018	$14,195
2019	2,995
2020	143
2021	—
2022 and thereafter	100,000

Total	$117,333
Note 5 - Reportable Segment Information
          The Company has six operating segments for which discreet financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, surface drilling, and drilling. These segments represent how the Chief Operating Decision Maker (CODM) evaluates performance and allocates resources. During the fourth quarter of 2017, our acidizing operation was consolidated into our hydraulic fracturing operating segment, and we no longer maintain discreet financial information for acidizing, resulting in a reduction in the number of our operating segments from seven previously reported in 2017 to six operating segments. The change in the number of our operating segments did not impact our reportable segment information reported during the three months ended March 31, 2018 and 2017.
          In accordance with Accounting Standards Codification (ASC) 280—Segment Reporting, the Company has one

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’ category in the table below. Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest, taxes, depreciation & amortization, stock-based compensation expense, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or income). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below.

	Three months ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total

Service revenue	$375,045	$10,174	$385,219
Adjusted EBITDA	$79,063	$(2,319)	$76,744
Depreciation and amortization	$17,763	$1,173	$18,936
Goodwill	$9,425	$—	$9,425
Capital expenditures	$77,435	$2,519	$79,954
Total assets	$815,783	$34,564	$850,347

	Three months ended March 31, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$163,840	$8,091	$171,931
Adjusted EBITDA	$16,919	$(691)	$16,228
Depreciation and amortization	$9,995	$1,156	$11,151
Goodwill	$9,425	$—	$9,425
Capital expenditures	$55,042	$1,419	$56,461
Total assets at December 31, 2017	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$52,934	$(16,226)	$36,708
Depreciation and amortization	17,763	1,173	18,936
Interest expense	—	1,261	1,261
Income tax expense	—	10,353	10,353
Loss/(gain) on disposal of assets	7,828	(163)	7,665
Stock-based compensation	—	758	758
Other expense	—	230	230
Other general and administrative expense (1)	—	1	1
Deferred IPO bonus expense	538	294	832
Adjusted EBITDA	$79,063	$(2,319)	$76,744

	Three months ended March 31, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net loss	$(7,918)	$(16,433)	$(24,351)
Depreciation and amortization	9,995	1,156	11,151
Interest expense	—	5,175	5,175
Income tax expense	—	116	116
Loss/(gain) on disposal of assets	10,709	(267)	10,442
Stock-based compensation	—	7,369	7,369
Other income	—	(26)	(26)
Deferred IPO bonus expense	4,133	2,219	6,352
Adjusted EBITDA	$16,919	$(691)	$16,228
(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share
          Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per common share uses the same net income (loss) divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stocks units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method. The table below shows the calculations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands, except for per share data)	2018	2017
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$36,708	$(24,351)
Denominator
Denominator for basic income (loss) per share	83,081	55,996
Dilutive effect of stock options	3,191	—
Dilutive effect of performance stock units	96	—
Dilutive effect of non-vested restricted stock	480	—
Denominator for diluted income (loss) per share	86,848	55,996
Basic income (loss) per common share	$0.44	$(0.43)
Diluted income (loss) per common share	$0.42	$(0.43)

          As shown in the table below, the following non-vested restricted stock and stock options have not been included in the calculation of diluted income (loss) per share as they will be anti-dilutive to the calculation above.

(In thousands)	Three Months Ended March 31,
	2018	2017
Stock options	—	4,642
Non-vested restricted stock	—	372
Total	—	5,014

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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

          On June 14, 2013, we granted 2,799,408 stock option awards to certain key employees and directors that shall vest and become exercisable based upon the achievement of a service requirement. The options vest in 25% increments for each year of continuous service and an option becomes fully vested upon the optionee’s completion of the fourth year of service. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2018 and 2017, we recognized $0 and $0.3 million, respectively, in compensation expense related to these stock options. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.35%

          On December 1, 2013, we granted 699,820 stock option awards to certain key employees which were scheduled to vest in four substantially equal annual installments, subject to service and performance requirements and acceleration upon a change in control. No compensation expense was recorded for these awards because the performance requirements were not met. Effective March 16, 2017, we terminated the options in connection with the IPO and approved a cash bonus totaling $5.1 million to the holders of the options.

          The contractual term for the options awarded is 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.83%

          On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees and directors which are scheduled to vest in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2018, we recognized $0 in stock compensation expense related to these stock options, and for the three months ended March 31, 2017, we recognized $1.8 million in stock compensation expense related to these stock options as we fully accelerated vesting of the options in connection with the IPO.

          The fair value of each option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	55%
Expected dividends	$—
Expected term (in years)	5.8
Risk free rate	1.22%

          In March 2017, our shareholders approved the ProPetro 2017 Incentive Award Plan ("IAP") pursuant to which our Board of Directors may grant stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), or other stock-based awards to key employees, consultants, directors and employees. The IAP authorizes up to 5,800,000 shares of common stock to be issued under awards granted pursuant to the plan. On March 16, 2017, we granted 793,738 stock option awards to certain key employees and directors pursuant to the IAP which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. For the three months ended March 31, 2018 and 2017, we recognized $0.2 million and $0.03 million, in stock compensation expense related to these stock option awards.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

          The fair value of each stock option award granted is estimated on the date of grant using the Black- Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

Expected volatility	18%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	2.23%

          A summary of the stock option activity for the three months ended March 31, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	4,636,353	$5.20
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Canceled	—	$—
Outstanding at March 31, 2018	4,636,353	$5.20
Exercisable at March 31, 2018	4,044,911	$3.91
          The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $0 and $3.35, respectively. As of March 31, 2018, the aggregate intrinsic value for our outstanding stock options was $49.6 million, and the aggregate intrinsic value for our exercisable stock options was $48.5 million. The aggregate intrinsic value for the exercised stock options during the three months ended March 31, 2018 was $0, since there was no exercise of stock options in the period. The remaining contractual term for the outstanding and exercisable stock options as of March 31, 2018, were 6.6 years and 6.3 years, respectively. Additionally, on March 28, 2017, one executive and one director net settled a total of 226,194 of their exercisable stock options and received 162,212 shares of common stock.

Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

          On September 30, 2013, our Board of Directors authorized and granted 372,335 restricted stock units (RSUs) to a key executive. Each RSU represents the right to receive one share of common stock of the Company at par value $0.001 per share. Under the terms of the award, the shares of common stock subject to the RSUs were to be paid to the grantee upon change in control, regardless of whether the grantee was affiliated with the Company on the settlement date. The fair value of the RSUs is measured as the price of the Company’s shares on the grant date, which was estimated to be $3.89. The share price used to estimate the fair value of the RSU at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. Effective March 22, 2017, the Board of Directors canceled these RSUs and issued 372,335 new RSUs to the grantee. These issued RSUs are effectively identical to the RSUs granted in 2013, however, the RSUs were payable in full on March 22, 2018. The fair value of the RSUs issued on March 22, 2017, was based on the Company's stock market price at the grant date. In connection with the IPO, we fully recognized the stock compensation expense related to the re-issued RSUs.

          On June 5, 2017, our Board of Directors granted 319,250 RSUs to employees, directors and executives pursuant to the IAP. Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the three months ended March 31, 2018 and 2017, the recorded

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

stock compensation expense for all RSUs was $0.4 million and $5.2 million, respectively. As of March 31, 2018 the total unrecognized compensation expense for all RSUs was approximately $2.8 million, and is expected to be recognized over a weighted-average period of approximately 2.3 years.

          The following table summarizes RSUs activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	688,744	$13.66
Granted	—	$—
Vested	(372,335)	$14.00
Forfeited	—	$—
Expired	—	$—
Canceled	—	$—
Outstanding at March 31, 2018	316,409	$13.25

           Effective June 5, 2017, our Board of Directors authorized and granted performance stock unit awards to certain key employees under the IAP. The actual number of shares that may be issued under the performance stock unit awards ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from the date of our IPO through December 31, 2019. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of performance stock unit awards is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the three months ended March 31, 2018 and 2017 the recorded stock compensation expense for the performance stock units was $0.2 million and $0, respectively.

The following table summarizes information about the performance stock units that were outstanding at March 31, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	—	—	—	—	—	—
Total	169,635	—	—	—	169,635

          The total stock compensation expense for the three months ended March 31, 2018 and 2017 for all stock awards was $0.8 million and $7.4 million, respectively. The total unrecognized compensation expense as of March 31, 2018 is approximately $6.0 million, and is expected to be recognized over a weighted-average period of approximately 2.4 years.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related-Party Transactions
          The Company leases its corporate offices from a related party pursuant to a five-year lease agreement with a five-year extension option requiring a base rent of $0.1 million per year. The Company also leases five properties adjacent to the corporate office from related parties with annual base rents of $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million.

          For the three months ended March 31, 2018 and 2017, the Company paid approximately $0.03 million and $0.02 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party. For the three months ended March 31, 2018 and 2017, the Company paid $0.05 million and $0.05 million, respectively.

          At March 31, 2018 and December 31, 2017, the Company had $0 and $0.02 million in payables, respectively, and approximately $0.02 million and $0 in receivables, respectively, for related parties for services provided.

          All agreements pertaining to real property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party transactions are immaterial and have not been separately shown on the face of the financial statements.

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the three months ended March 31, 2018 and 2017, we recorded operating lease expense of $0.4 million and $0.3 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2018	$436
2019	366
2020	344
2021	344
2022 and thereafter	430
Total	$1,920

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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Equity Capitalization
Initial Public Offering
          On March 22, 2017, we consummated our IPO, in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by selling stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. At closing, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under our term loan, (ii) $86.8 million to fund the purchase of additional hydraulic fracturing units and other equipment, and (iii) the remaining for general corporate purposes. In connection with the IPO, all 16,999,990 shares of our previously outstanding Series A Preferred Stock converted to common stock on a 1:1 basis.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in the Form 10-K as well as the financial and other information included therein.

          Unless otherwise indicated, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to the "Company," "we," "our," "us" or like terms refer to ProPetro Holding Corp. and its subsidiary.

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower, or HHP, with a current aggregate deployed capacity of 815,000 HHP. At March 31, 2018, our fleet, which consists of 18 hydraulic fracturing fleets, has been designed to handle the highest intensity, most complex hydraulic fracturing jobs and has remained 100% utilized since the beginning of 2017. During the first quarter ended March 31, 2018, we put two new hydraulic fracturing fleets (45,000 HHP per fleet) and enhanced our legacy fleets by an incremental 35,000 HHP. In addition, we have committed to acquire two new additional hydraulic fracturing fleets (45,000 HHP per fleet) which are expected to be delivered and put into service in the second and fourth quarters of 2018, bringing our aggregate capacity to 905,000 HHP or 20 fleets, by the end of 2018.

          Through our pressure pumping segment (which also includes cementing and acidizing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we have fully maintained our equipment throughout the recent industry downturn to ensure optimal performance and reliability. Additionally, substantially all of the hydraulic horsepower has been sourced from a single manufacturer, leading to a homogeneous fleet with streamlined maintenance programs and training for our personnel.

          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing, flowback, drilling and surface air drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers increasing service needs and spending levels.

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

          Most recently, crude oil prices have averaged over $60 per barrel in April of 2018. Recent prices have resulted in a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs increasing from a low of 137 rigs in the basin as of May 2016 to 443 rigs in the basin as of March 2018, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of fractured stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
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
          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton, C&J Energy Services, Patterson-UTI Energy Inc., Keane Group, Inc., Liberty Oilfield Services, Superior Energy Services, Schlumberger, FTS International and a number of private companies. Competitive factors impacting sales of our services are price, reputation and technical expertise, service and equipment quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
          Our substantial market presence in the Permian Basin positions us well to capitalize on increasing drilling and completion activity in the region. Historically, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have primarily operated. However, with increasing levels of Delaware Basin activity, we have recently expanded our presence in the Delaware Basin in response to demand from our customers. Given our entrenched relationships with a variety of Delaware Basin operators, we believe that we are uniquely positioned to capture large addressable growth opportunity as the basin develops. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.

How We Evaluate Our Operations
          Our management uses a variety of financial and operating metrics to evaluate and analyze the performance of our business, including Adjusted EBITDA and Adjusted EBITDA margin.

Adjusted EBITDA and Adjusted EBITDA margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our net income (loss), before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock based compensation, and (iii) other unusual or nonrecurring expenses, such as impairment charges and costs related to our initial public offering. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

          Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income)/expenses and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

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

Reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$52,934	$(16,226)	$36,708
Depreciation and amortization	17,763	1,173	18,936
Interest expense	—	1,261	1,261
Income tax expense	—	10,353	10,353
Loss/(gain) on disposal of assets	7,828	(163)	7,665
Stock-based compensation	—	758	758
Other expense	—	230	230
Other general and administrative expense (1)	—	1	1
Deferred IPO bonus expense	538	294	832
Adjusted EBITDA	$79,063	$(2,319)	$76,744

	Three months ended March 31, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net loss	$(7,918)	$(16,433)	$(24,351)
Depreciation and amortization	9,995	1,156	11,151
Interest expense	—	5,175	5,175
Income tax expense	—	116	116
Loss/(gain) on disposal of assets	10,709	(267)	10,442
Stock-based compensation	—	7,369	7,369
Other income	—	(26)	(26)
Deferred IPO bonus expense	4,133	2,219	6,352
Adjusted EBITDA	$16,919	$(691)	$16,228

(1) Other general and administrative expense relates to legal settlement expense.

Results of Operations
          We conduct our business through six operating segments: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, surface drilling, and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’category. We expect revenues and costs of services related to our drilling operating segment to comprise a lower percentage of total revenues and total costs of service in future results of operations when compared to historic results due to our increased focus on pressure pumping and other complementary service offerings. We anticipate the financial significance of this service line relative to the financial results from pressure pumping and other service offerings to continue to decline.
          The following table sets forth the results of operations for the periods presented (in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2018	2017	Variance	%
Revenue	$385,219	$171,931	213,288	124.1%
Cost of services (1)	298,122	149,565	148,557	99.3%
General and administrative expense (2)	11,944	19,859	(7,915)	(39.9)%
Depreciation and amortization	18,936	11,151	7,785	69.8%
Loss on disposal of assets	7,665	10,442	(2,777)	(26.6)%
Interest expense	1,261	5,175	(3,914)	(75.6)%
Other expense (income)	230	(26)	(256)	(984.6)%
Income tax expense	10,353	116	10,237	8,825.0%
Net income (loss)	$36,708	$(24,351)	$61,059	(250.7)%

Adjusted EBITDA (3)	$76,744	$16,228	$60,516	372.9%
Adjusted EBITDA Margin (3)	19.9%	9.4%	10.5%	111.7%

Pressure pumping segment results of operations:
Revenue	$375,045	$163,840	$211,205	128.9%
Cost of services	$290,470	$143,372	$147,098	102.6%
Adjusted EBITDA	$79,063	$16,919	$62,144	367.3%
Adjusted EBITDA Margin (4)	21.1%	10.3%	10.8%	104.9%

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

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS MARCH 31, 2017

          Revenues.    Revenues increased 124.1%, or $213.3 million, to $385.2 million for the three months ended March 31, 2018, as compared to $171.9 million for the three months ended March 31, 2017. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 128.9%, or $211.2 million, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Revenues from services other than pressure pumping increased 25.7%, or $2.1 million, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services in the three months ended March 31, 2018.
          Cost of Services.    Cost of services increased 99.3%, or $148.6 million, to $298.1 million for the three months ended March 31, 2018, as compared to $149.6 million during the three months ended March 31, 2017. Cost of services in our pressure pumping segment increased $147.1 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increases were primarily attributable to higher activity levels, fleet size, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 77.4% for the three months ended March 31, 2018, as compared to 87.5% for the three months ended March 31, 2017. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from a greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended March 31, 2018.
          General and Administrative Expenses.    General and administrative expenses decreased 39.9%, or $7.9 million, to $11.9 million for the three months ended March 31, 2018, as compared to $19.9 million for the three months ended March 31, 2017. The decrease was primarily attributable to nonrecurring stock compensation and IPO bonus, totaling $12.1 million, and was partially offset by a net increase in other remaining general and administrative expenses such as payroll, insurance and legal expenses of $4.2 million.
          Depreciation and Amortization.    Depreciation and amortization increased 69.8%, or $7.8 million, to $18.9 million for the three months ended March 31, 2018, as compared to $11.2 million for the three months ended March 31, 2017. The increase was primarily attributable to additional property and equipment purchased in part of 2017 and during the three months ended March 31, 2018. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 26.6%, or $2.8 million, to $7.7 million for the three months ended March 31, 2018, as compared to $10.4 million for the three months ended March 31, 2017. The decrease was primarily attributable to improved efficiency in utilization of our equipment.
          Interest Expense.    Interest expense decreased 75.6%, or $3.9 million, to $1.3 million for the three months ended March 31, 2018, as compared to $5.2 million for the three months ended March 31, 2017. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during 2017 due to the early retirement of our Term Loan and Revolving Credit Facility in the first quarter of 2017.
          Other Expense.    Other expense was $0.2 million for the three months ended March 31, 2018, as compared to other income of $0.03 million for the three months ended March 31, 2017. The change is primarily attributable to the unrealized gain on the interest rate swap recorded during the three months ended March 31, 2017 compared to none recorded in the three months ended March 31, 2018.
          Income Tax Expense.   Total income tax expense was $10.4 million resulting in an effective tax rate of 22.0% for the three months ended March 31, 2018 as compared to $0.1 million and an effective tax rate of 0.5% for the three months ended March 31, 2017. The increase in income tax expense during the three months ended March 31, 2018 is primarily attributable to the increase in taxable income in 2018 compared to 2017.

Liquidity and Capital Resources
          On March 22, 2017, we completed our IPO of 13,250,000 shares of common stock at $14.00 per share, from which we received net proceeds of $170.1 million using the proceeds (i) to repay the remaining balance on our term loan, (ii) to acquire additional hydraulic fracturing fleets and (iii) for general corporate purposes.
         On March 22, 2017, we entered into a new revolving credit facility with a $150.0 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a tenor of 5 years and a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12 million. The ABL has a commitment fee of 0.375%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.
      On February 22, 2018, we entered into an amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150 million to $200 million.
          As of March 31, 2018, our cash and cash equivalents were $46.4 million, as compared to $23.9 million at December 31, 2017. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy debt payments.
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
Cash and Cash Flows
             The following table sets forth the historical cash flows for the three months ended March 31, 2018 and 2017 :

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$54,634	$(3,394)
Investing activities	$(74,831)	$(50,458)
Financing activities	$42,661	$5,881
Operating Activities
          Net cash provided by operating activities was $54.6 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2017. The net increase of $58.0 million was primarily due to increase in revenue and net income in the period, offset by our working capital needs resulting from higher fleet size and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $74.8 million for the three months ended March 31, 2018, from $50.5 million for the three months ended March 31, 2017. The increase was primarily attributable to the additional hydraulic fracturing fleets and other ancillary equipment purchased and paid during the period, and a slight increase in maintenance capital expenditures, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Financing Activities
          Net cash provided by financing activities was $42.7 million for the three months ended March 31, 2018, and $5.9 million for the three months ended March 31, 2017. The net increase in cash provided by financing activities for the three months ended March 31, 2018 was primarily due to our borrowings under the ABL Credit Facility and equipment financing, totaling $46.7 million, partially offset by repayment of borrowings of $2.3 million, repayment of insurance financing of $1.4 million, and debt issuance cost of $0.4 million, during the three months ended March 31, 2018, compared to net cash used of $161.7 million for repayment of borrowings, repayment of insurance financing of $1.2 million, debt issuance cost of $1.6 million, IPO costs of $15.1 million, and offset by IPO proceeds of $185.5 million during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2018.
Critical Accounting Policies and Estimates
           There have been no material changes during the three months ended March 31, 2018 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was originally effective for annual periods beginning after December 15, 2016, using either the full retrospective or modified retrospective method. On August 12, 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the revenue standard, ASU No. 2014-09, by one year for all entities and permits early adoption on a limited basis. We adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method. The adoption of this guidance had a nil impact on our prior period consolidated financial statements. This is because prior to the effective date of the new revenue guidance, substantially all of our performance obligations per our contracts with customers, except for hydraulic fracturing, were completed at a point-in-time and revenue recognized when control was transferred to the customers, which is consistent with ASU No. 2014-09. Our hydraulic fracturing segment performance obligation is satisfied over time. Prior to the effective date of the new revenue standards, our hydraulic fracturing segment revenue was recognized based on actual stages completed, i.e. using the output method, which faithfully depicts how our services are transferred over time to our customers, and is consistent with the requirements of the ASU No. 2014-09. Accordingly, no adjustments to our consolidated financial statements were required, other than the additional disclosures included as part of Note 1 in these condensed consolidated financial statements.
          In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices declined significantly close to the end of the second half of 2014. The closing price of oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, beginning in the third quarter of 2016, oil prices started signs of recovery and reaching an average of over $60 per barrel in April of 2018. As a result of the recent recovery in oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2018, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our final Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

SIGNATURES

Date:	May 9, 2018	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ian Denholm
Ian Denholm
Chief Accounting Officer
(Principal Accounting Officer)