Form 10-Q
period 2018-06-30
ProPetro Holding Corp.
filed 2018-08-09
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at August 1, 2018, was 83,543,646

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,103	$23,949
Accounts receivable - net of allowance for doubtful accounts of $457 and $443, respectively	316,498	199,656
Inventories	7,744	6,184
Prepaid expenses	3,451	5,123
Other current assets	1,131	748
Total current assets	355,927	235,660
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	551,253	470,910
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	157	301
Deferred revenue rebate - net of amortization	—	615
Other noncurrent assets	2,253	2,121
Total other noncurrent assets	11,835	12,462
TOTAL ASSETS	$919,015	$719,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$268,562	$211,149
Accrued and other current liabilities	26,329	16,607
Current portion of long-term debt	10,716	15,764
Accrued interest payable	506	76
Total current liabilities	306,113	243,596
DEFERRED INCOME TAXES	26,473	4,881
LONG-TERM DEBT	95,000	57,178
OTHER LONG-TERM LIABILITIES	126	125
Total liabilities	427,712	305,780
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,543,646 and 83,039,854 shares issued, respectively	84	83
Additional paid-in capital	609,717	607,466
Accumulated deficit	(118,498)	(194,297)
Total shareholders’ equity	491,303	413,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$919,015	$719,032

See accompanying notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE - Service revenue	$459,888	$213,492	$845,107	$385,423
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	351,888	176,777	650,010	326,342
General and administrative (inclusive of stock-based compensation)	14,178	7,916	26,122	27,776
Depreciation and amortization	21,276	12,706	40,211	23,857
Loss on disposal of assets	18,990	9,787	26,655	20,229
Total costs and expenses	406,332	207,186	742,998	398,204
OPERATING INCOME (LOSS)	53,556	6,306	102,109	(12,781)
OTHER INCOME (EXPENSE):
Interest expense	(2,231)	(650)	(3,492)	(5,825)
Other income (expense)	(182)	(627)	(412)	(602)
Total other income (expense)	(2,413)	(1,277)	(3,904)	(6,427)
INCOME (LOSS) BEFORE INCOME TAXES	51,143	5,029	98,205	(19,208)
INCOME TAX EXPENSE	(12,052)	(108)	(22,406)	(223)
NET INCOME (LOSS)	$39,091	$4,921	$75,799	$(19,431)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.47	$0.06	$0.91	$(0.28)
Diluted	$0.45	$0.06	$0.87	$(0.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,447	83,040	83,265	69,593
Diluted	86,878	86,279	87,124	69,593

See accompanying notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	$413,252
Stock-based compensation cost	—	—	2,201	—	2,201
Issuance of equity awards, net	504	1	50	—	51
Net income	—	—	—	75,799	75,799
BALANCE - June 30, 2018	83,544	$84	$609,717	$(118,498)	$491,303

See accompanying notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,799	$(19,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,211	23,857
Deferred income tax expense	21,592	111
Amortization of deferred revenue rebate	615	923
Amortization of deferred debt issuance costs	191	3,240
Stock-based compensation	2,201	7,978
Loss on disposal of fixed assets	27,804	20,229
Gain on interest rate swap	—	(199)
Changes in operating assets and liabilities:
Accounts receivable	(116,843)	(32,641)
Other current assets	(383)	3,423
Inventories	(1,559)	(107)
Prepaid expenses	1,708	(2,321)
Accounts payable	59,109	(2,812)
Accrued and other current liabilities	12,941	(2,605)
Accrued interest	1,056	(108)
Net cash provided by (used in) operating activities	124,442	(463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(152,191)	(112,630)
Proceeds from sale of assets	2,282	1,229
Net cash used in investing activities	(149,909)	(111,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	57,378	232
Repayments of borrowings	(25,230)	(163,128)
Repayments of insurance financing	(3,218)	(2,476)
Payment of debt issuance costs	(360)	(1,653)
Proceeds from exercise of equity awards	51	—
Proceeds from IPO	—	185,500
Payment of IPO costs	—	(15,099)
Net cash provided by financing activities	28,621	3,376
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,154	(108,488)
CASH AND CASH EQUIVALENTS - Beginning of period	23,949	133,596
CASH AND CASH EQUIVALENTS - End of period	$27,103	$25,108

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
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Hydraulic fracturing contracts with our customer have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output method, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2018 and December 31, 2017, accrued revenue (unbilled receivable) included as part of our accounts receivable was $43.4 million and $24.8 million, respectively. At June 30, 2018, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $36.9 million, which is expected to be completed and recognized in the two months following the current period balance sheet date, in our pressure pumping reportable segment.

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

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was effective for annual periods beginning after December 15, 2017, using either the full retrospective or modified retrospective method. We adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method. The adoption of this guidance had a nil impact on our prior period consolidated financial statements. This is because prior to the effective date of the new revenue guidance, substantially all of our performance obligations per our contracts with customers, except for hydraulic fracturing, were completed at a point-in-time and revenue recognized when control was transferred to the customers, which is consistent with ASU No. 2014-09. Our hydraulic fracturing segment performance obligation is satisfied over time. Prior to the effective date of the new revenue standards, our hydraulic fracturing segment revenue was recognized based on actual stages completed, i.e. using the output method, which faithfully depicts how our services are transferred over time to our customers, and is consistent with the requirements of the new guidance, ASU No. 2014-09. Accordingly, no adjustments to our consolidated financial statements were required, other than the additional disclosures included as part of Note 1 in these condensed consolidated financial statements.
                 In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of expense recognition on the income statement. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. Early adoption is permitted. We are in the process of finalizing the impact this guidance will have on our consolidated financial statements. Per our analysis thus far, we do not expect this new guidance to have a material impact on our consolidated financial statements. However, we will record the balance sheet impact associated with ROU assets and lease liabilities on our leases. Additionally, we intend to adopt the modified retrospective approach with an election to implement the guidance only in our 2019 consolidated financial statements, which is the year it becomes effective for us.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of our financial instruments — cash and cash equivalents, accounts receivable and accounts payable at June 30, 2018 and December 31, 2017 approximates their carrying value as reflected in our condensed consolidated balance sheets due to their short-term nature.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, respectively, are set forth below:

Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
($ in thousands)
June 30, 2018:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2017:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—

          No impairment of property and equipment was recorded during the six months ended June 30, 2018 and 2017.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded. There were no additions to, or disposal of, goodwill during the six months ended June 30, 2018 and 2017. At December 31, 2017, we determined our goodwill balance not to be impaired as per our annual impairment test.
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
          On February 22, 2018, we entered into an amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million. The amended ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $15 million.
          Total debt consisted of the following at June 30, 2018 and December 31, 2017, respectively:

($ in thousands)	2018	2017
ABL Credit Facility	$95,000	$55,000
Equipment financing	10,716	17,942
Total debt	105,716	72,942
Less deferred loan costs, net of amortization	—	—
Subtotal	105,716	72,942
Less current portion of long-term debt	10,716	15,764
Total long-term debt, net of deferred loan costs	$95,000	$57,178
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at June 30, 2018:

($ in thousands)
2018	$10,716
2019	—
2020	—
2021	—
2022 and thereafter	95,000

Total	$105,716

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information

          The Company has six operating segments for which discreet financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, surface drilling, and drilling. These segments represent how the Chief Operating Decision Maker (CODM) evaluates performance and allocates resources. During the fourth quarter of 2017, our acidizing operation was consolidated into our hydraulic fracturing operating segment, and we no longer maintain discreet financial information for acidizing, resulting in a reduction in the number of our operating segments from seven previously reported in 2017 to six operating segments. The change in the number of our operating segments did not impact our reportable segment information reported during the three and six months ended June 30, 2018 and 2017.
          In accordance with Accounting Standards Codification 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’ category in the table below. Inter-segment revenues are not material and are not shown separately in the table below.
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

	Three Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total

Service revenue	$445,805	$14,083	$459,888
Adjusted EBITDA	$97,818	$(1,850)	$95,968
Depreciation and amortization	$20,042	$1,234	$21,276
Goodwill	$9,425	$—	$9,425
Capital expenditures	$68,106	$2,437	$70,543
Total assets	$881,347	$37,668	$919,015

	Three Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$203,591	$9,901	$213,492
Adjusted EBITDA	$31,362	$(706)	$30,656
Depreciation and amortization	$11,596	$1,110	$12,706
Goodwill	$9,425	$—	$9,425
Capital expenditures	$86,302	$1,047	$87,349
Total assets at December 31, 2017	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

	Six Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total

Service revenue	$820,850	$24,257	$845,107
Adjusted EBITDA	$176,881	$(4,169)	$172,712
Depreciation and amortization	$37,805	$2,406	$40,211
Goodwill	$9,425	$—	$9,425
Capital expenditures	$145,540	$4,956	$150,496
Total assets	$881,347	$37,668	$919,015

	Six Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$367,431	$17,992	$385,423
Adjusted EBITDA	$48,283	$(1,399)	$46,884
Depreciation and amortization	$21,591	$2,266	$23,857
Goodwill	$9,425	$—	$9,425
Capital expenditures	$141,345	$2,466	$143,811
Total assets at December 31, 2017	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$57,524	$(18,433)	$39,091
Depreciation and amortization	20,042	1,234	21,276
Interest expense	—	2,231	2,231
Income tax expense	—	12,052	12,052
Loss/(gain) on disposal of assets	19,823	(833)	18,990
Stock-based compensation	—	1,443	1,443
Other expense	—	182	182
Other general and administrative expense (1)	2	16	18
Deferred IPO bonus expense	427	258	685
Adjusted EBITDA	$97,818	$(1,850)	$95,968

	Three Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$9,633	$(4,712)	$4,921
Depreciation and amortization	11,596	1,110	12,706
Interest expense	—	650	650
Income tax expense	—	108	108
Loss/(gain) on disposal of assets	9,681	106	9,787
Stock-based compensation	—	609	609
Other expense	—	627	627
Other general and administrative expense(1)	—	572	572
Deferred IPO bonus expense	452	224	676
Adjusted EBITDA	$31,362	$(706)	$30,656

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

	Six Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$110,458	$(34,659)	$75,799
Depreciation and amortization	37,805	2,406	40,211
Interest expense	—	3,492	3,492
Income tax expense	—	22,406	22,406
Loss/(gain) on disposal of assets	27,651	(996)	26,655
Stock-based compensation	—	2,201	2,201
Other expense	—	412	412
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	965	551	1,516
Adjusted EBITDA	$176,881	$(4,169)	$172,712

	Six Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$1,715	$(21,146)	$(19,431)
Depreciation and amortization	21,591	2,266	23,857
Interest expense	—	5,825	5,825
Income tax expense	—	223	223
Loss/(gain) on disposal of assets	20,391	(162)	20,229
Stock-based compensation	—	7,978	7,978
Other expense	—	602	602
Other general and administrative expense (1)	—	572	572
Deferred IPO bonus expense	4,586	2,443	7,029
Adjusted EBITDA	$48,283	$(1,399)	$46,884

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share
          Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per common share uses the same net income (loss) divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stocks units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method. The table below shows the calculations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share data)	2018	2017	2018	2017
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$39,091	$4,921	$75,799	$(19,431)
Denominator
Denominator for basic income (loss) per share	83,447	83,040	83,265	69,593
Dilutive effect of stock options	3,124	2,867	3,379	—
Dilutive effect of performance stock units	172	—	169	—
Dilutive effect of non-vested restricted stock	135	372	311	—
Denominator for diluted income (loss) per share	86,878	86,279	87,124	69,593
Basic income (loss) per common share	$0.47	$0.06	$0.91	$(0.28)
Diluted income (loss) per common share	$0.45	$0.06	$0.87	$(0.28)

          As shown in the table below, the following stock options, performance stock units and non-vested restricted stocks have not been included in the calculation of diluted income (loss) per share as they will be anti-dilutive to the calculation above.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	—	793	—	4,640
Performance stock units	—	170	—	170
Non-vested restricted stock	—	319	—	692
Total	—	1,282	—	5,502

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          A summary of the stock option activity for the six months ended June 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	4,636,353	$5.20
Granted	—	$—
Exercised	(3,625)	$14.00
Forfeited	(10,875)	$14.00
Expired	—	$—
Canceled	—	$—
Outstanding at June 30, 2018	4,621,853	$5.17
Exercisable at June 30, 2018	4,041,277	$3.90
          The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $0 and $3.35, respectively. As of June 30, 2018, the aggregate intrinsic value for our outstanding stock options was $48.6 million, and the aggregate intrinsic value for our exercisable stock options was $47.6 million. The aggregate intrinsic value for the exercised stock options during the six months ended June 30, 2018 was $0.02 million. The remaining contractual term for the outstanding and exercisable stock options as of June 30, 2018, was 6.4 years and 6.1 years, respectively. For the six months ended June 30, 2018 and 2017, we recognized $0.3 million and $2.6 million, in stock compensation expense related to these stock option awards.

Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

         During the six months ended June 30, 2018, we granted a total of 319,250 restricted stock units ("RSUs") to employees, directors and executives pursuant to our Incentive Award Plan ("IAP"). Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the six months ended June 30, 2018 and 2017, the recorded stock compensation expense for all RSUs was $1.2 million and $5.3 million, respectively. As of June 30, 2018 the total unrecognized compensation expense for all RSUs was approximately $7.5 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

          The following table summarizes RSUs activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	688,744	$13.66
Granted	319,250	$18.49
Vested	(500,360)	$13.87
Forfeited	(5,657)	$13.25
Expired	—	$—
Canceled	—	$—
Outstanding at June 30, 2018	501,977	$16.52

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

           Effective April 18, 2018, our Board of Directors authorized and granted performance stock units ("PSUs") to certain key employees under the IAP. The actual number of shares that may be issued under the PSUs ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from January 1, 2018 through December 31, 2020. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the six months ended June 30, 2018 and 2017, the recorded stock compensation expense for the PSUs was $0.7 million and $0.1 million, respectively.

The following table summarizes information about the PSUs that were outstanding at June 30, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	—	178,975	—	—	178,975	$27.51
Total	169,635	178,975	—	—	348,610	$19.34

          The total stock compensation expense for the six months ended June 30, 2018 and 2017 for all stock awards was $2.2 million and $8.0 million, respectively. The total unrecognized compensation expense as of June 30, 2018 is approximately $14.9 million, and is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

          For the six months ended June 30, 2018 and 2017, the Company paid approximately $0.06 million and $0.12 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party. For the six months ended June 30, 2018 and 2017, the Company paid $0.1 million and $0.1 million, respectively.

          At June 30, 2018 and December 31, 2017, the Company had $0.03 million and $0.02 million in payables, respectively, and approximately $0 and $0 in receivables, respectively, for services provided by related parties.

          All agreements pertaining to real property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party transactions are immaterial and have not been separately shown on the face of the financial statements.

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the six months ended June 30, 2018 and 2017, we recorded operating lease expense of $0.8 million and $0.7 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2018	$316
2019	391
2020	344
2021	344
2022 and thereafter	430
Total	$1,825

Contingent Liabilities

          We may be subject to various legal actions, claims, and liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on our financial position, results of operations, or liquidity.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This document contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are predictive in nature, refer to future events or conditions, and generally not historical facts. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP"), with a current aggregate deployed capacity of 860,000 HHP. At June 30, 2018, our fleet, which consists of 19 hydraulic fracturing fleets, has been designed to handle the highest intensity, most complex hydraulic fracturing jobs and has remained 100% utilized since the beginning of 2017. During the quarter ended June 30, 2018, we deployed one new hydraulic fracturing fleet with 45,000 HHP. In addition, we have committed to acquire one new additional hydraulic fracturing fleet (45,000 HHP) which is expected to be delivered and put into service in the fourth quarter of 2018, bringing our aggregate capacity to 905,000 HHP or 20 fleets, by the end of 2018.

          Through our pressure pumping segment (which also includes cementing operation), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we fully maintained our equipment through the recent industry downturn to ensure optimal performance and reliability. Additionally, substantially all of our hydraulic horsepower has been sourced from a single manufacturer, leading to a homogeneous fleet with streamlined maintenance programs and training for our personnel.

          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing, flowback, drilling and surface air drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers' service needs and spending levels.

Industry Trends and Outlook
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control. Declines and sustained weakness in crude oil prices began in the fourth quarter of 2014 and continued into February 2016, when the closing crude oil price for West Texas Intermediate (WTI) reached a low of approximately $26.19 per barrel. This decline in WTI oil prices caused our customers to reduce drilling and completion activity and curtail spending. These declines adversely affected the demand for our equipment and services and negatively impacted the prices we were able to charge our customers.

          Most recently, WTI crude oil prices have averaged over $65 per barrel in June of 2018. Recent prices have resulted in a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs in the basin increasing from a low of

137 rigs in May 2016 to 474 rigs in June 2018, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of fractured stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
          With the recent shift towards more intensive horizontal drilling in the Permian Basin, operators and service providers are placing significant focus on drilling and completion efficiencies, such as multi-well pads and zipper fracturing. Multi-well pads allow for the drilling of multiple wellbores from a single topside location, reducing average drilling time. Similarly, zipper fracturing allows for the alternating completion of hydraulic fracturing stages in adjacent wells, increasing the number of stages that can be performed in a given time period. These advancements have resulted in a reduction in the number of days typically required to drill and complete a well and increased the total number of wells that can be drilled per rig, which, in turn, drives incremental demand for hydraulic fracturing services. In addition, there has been a recent shift to regional sand in the Permian Basin, which we believe will increase availability, shorten the supply chain from the mine to the well and improve operational efficiency by reducing downtime.
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

Note Regarding Non-GAAP Financial Measures

          Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses (income) and items outside the control of the Company. Net income is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$57,524	$(18,433)	$39,091
Depreciation and amortization	20,042	1,234	21,276
Interest expense	—	2,231	2,231
Income tax expense	—	12,052	12,052
Loss/(gain) on disposal of assets	19,823	(833)	18,990
Stock-based compensation	—	1,443	1,443
Other expense	—	182	182
Other general and administrative expense (1)	2	16	18
Deferred IPO bonus expense	427	258	685
Adjusted EBITDA	$97,818	$(1,850)	$95,968

	Three Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$9,633	$(4,712)	$4,921
Depreciation and amortization	11,596	1,110	12,706
Interest expense	—	650	650
Income tax expense	—	108	108
Loss/(gain) on disposal of assets	9,681	106	9,787
Stock-based compensation	—	609	609
Other expense	—	627	627
Other general and administrative expense(1)	—	572	572
Deferred IPO bonus expense	452	224	676
Adjusted EBITDA	$31,362	$(706)	$30,656

(1) Other general and administrative expense relates to legal settlement expense.

	Six Months Ended June 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$110,458	$(34,659)	$75,799
Depreciation and amortization	37,805	2,406	40,211
Interest expense	—	3,492	3,492
Income tax expense	—	22,406	22,406
Loss/(gain) on disposal of assets	27,651	(996)	26,655
Stock-based compensation	—	2,201	2,201
Other expense	—	412	412
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	965	551	1,516
Adjusted EBITDA	$176,881	$(4,169)	$172,712

	Six Months Ended June 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$1,715	$(21,146)	$(19,431)
Depreciation and amortization	21,591	2,266	23,857
Interest expense	—	5,825	5,825
Income tax expense	—	223	223
Loss/(gain) on disposal of assets	20,391	(162)	20,229
Stock-based compensation	—	7,978	7,978
Other expense	—	602	602
Other general and administrative expense (1)	—	572	572
Deferred IPO bonus expense	4,586	2,443	7,029
Adjusted EBITDA	$48,283	$(1,399)	$46,884

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
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change
	2018	2017	Variance	%
Revenue	$459,888	$213,492	$246,396	115.4%
Cost of services (1)	351,888	176,777	175,111	99.1%
General and administrative expense (2)	14,178	7,916	6,262	79.1%
Depreciation and amortization	21,276	12,706	8,570	67.4%
Loss on disposal of assets	18,990	9,787	9,203	94.0%
Interest expense	2,231	650	1,581	243.2%
Other expense (income)	182	627	(445)	(71.0)%
Income tax expense	12,052	108	11,944	11,059.3%
Net income (loss)	$39,091	$4,921	$34,170	694.4%

Adjusted EBITDA (3)	$95,968	$30,656	$65,312	213.0%
Adjusted EBITDA Margin (3)	20.9%	14.4%	6.5%	45.1%

Pressure pumping segment results of operations:
Revenue	$445,805	$203,591	$242,214	119.0%
Cost of services	$341,890	$169,275	$172,615	102.0%
Adjusted EBITDA	$97,818	$31,362	$66,456	211.9%
Adjusted EBITDA Margin (4)	21.9%	15.4%	6.5%	42.2%

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

          Revenues.    Revenues increased 115.4%, or $246.4 million, to $459.9 million for the three months ended June 30, 2018, as compared to $213.5 million for the three months ended June 30, 2017. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 119.0%, or $242.2 million, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Revenues from services other than pressure pumping increased 42.2%, or $4.2 million, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services in the three months ended June 30, 2018.
          Cost of Services.    Cost of services increased 99.1%, or $175.1 million, to $351.9 million for the three months ended June 30, 2018, as compared to $176.8 million during the three months ended June 30, 2017. Cost of services in our pressure pumping segment increased $172.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increases were primarily attributable to higher activity levels, fleet size, and an increase in personnel headcount in connection with increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 76.7% for the three months ended June 30, 2018, as compared to 83.1% for the three months ended June 30, 2017. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended June 30, 2018.
          General and Administrative Expenses.    General and administrative expenses increased 79.1%, or $6.3 million, to $14.2 million for the three months ended June 30, 2018, as compared to $7.9 million for the three months ended June 30, 2017. The net increase was primarily attributable to increases in payroll costs of $3.6 million, stock compensation expense of $0.8 million, property taxes of $0.9 million, insurance of $0.6 million, and $0.4 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 67.4%, or $8.6 million, to $21.3 million for the three months ended June 30, 2018, as compared to $12.7 million for the three months ended June 30, 2017. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2018, resulting from the additional property and equipment purchased in the second half of 2017 and during the six months ended June 30, 2018. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 94.0%, or $9.2 million, to $19.0 million for the three months ended June 30, 2018, as compared to $9.8 million for the three months ended June 30, 2017. The increase is attributable to the increase in fleet size, greater service intensity of jobs completed, coupled with higher activity levels on certain of our equipment.
          Interest Expense.    Interest expense increased 243.2%, or $1.6 million, to $2.2 million for the three months ended June 30, 2018, as compared to $0.6 million for the three months ended June 30, 2017. The increase in interest expense was primarily attributable to an increase in our average debt balance during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
          Other Expense.    Other expense was $0.2 million for the three months ended June 30, 2018, as compared to $0.6 million for the three months ended June 30, 2017. The decrease is primarily attributable to the decrease in lender related expenses and unrealized loss resulting from the change in fair value of our interest rate swap.
          Income Tax Expense.   Total income tax expense was $12.1 million resulting in an effective tax rate of 23.6% for the three months ended June 30, 2018 as compared to $0.1 million and an effective tax rate of 2.1% for the three months ended June 30, 2017. The increase in income tax expense during the three months ended June 30, 2018 is primarily attributable to the increase in taxable income in 2018 compared to 2017.

 The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change
	2018	2017	Variance	%
Revenue	$845,107	$385,423	$459,684	119.3%
Cost of services (1)	650,010	326,342	323,668	99.2%
General and administrative expense (2)	26,122	27,776	(1,654)	(6.0)%
Depreciation and amortization	40,211	23,857	16,354	68.6%
Loss on disposal of assets	26,655	20,229	6,426	31.8%
Interest expense	3,492	5,825	(2,333)	(40.1)%
Other expense (income)	412	602	(190)	(31.6)%
Income tax expense	22,406	223	22,183	9,947.5%
Net income (loss)	$75,799	$(19,431)	$95,230	490.1%

Adjusted EBITDA (3)	$172,712	$46,884	$125,828	268.4%
Adjusted EBITDA Margin (3)	20.4%	12.2%	8.2%	67.2%

Pressure pumping segment results of operations:
Revenue	$820,850	$367,431	$453,419	123.4%
Cost of services	$632,360	$312,647	$319,713	102.3%
Adjusted EBITDA	$176,881	$48,283	$128,598	266.3%
Adjusted EBITDA Margin (4)	21.5%	13.1%	8.4%	64.1%

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

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

          Revenues.    Revenues increased 119.3%, or $459.7 million, to $845.1 million for the six months ended June 30, 2018, as compared to $385.4 million for the six months ended June 30, 2017. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 123.4%, or $453.4 million, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Revenues from services other than pressure pumping increased 34.8%, or $6.3 million, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services in the six months ended June 30, 2018.
          Cost of Services.    Cost of services increased 99.2%, or $323.7 million, to $650.0 million for the six months ended June 30, 2018, as compared to $326.3 million during the six months ended June 30, 2017. Cost of services in our pressure pumping segment increased $319.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increases were primarily attributable to higher activity levels, fleet size, and an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 77.0% for the six months ended June 30, 2018, as compared to 85.1% for the six months ended June 30, 2017. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from a greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the six months ended June 30, 2018.
          General and Administrative Expenses.    General and administrative expenses decreased 6.0%, or $1.7 million, to $26.1 million for the six months ended June 30, 2018, as compared to $27.8 million for the six months ended June 30, 2017. The net decrease was primarily attributable to decreases in stock compensation expense of $5.8 million, deferred IPO bonus of $5.5 million, nonrecurring legal settlement of $0.6 million, and partially offset by increases in insurance of $1.1 million, legal and professional fees of $0.8 million, payroll cost of $5.1 million, property taxes and other related taxes of $1.8 million, and net aggregate increase in other remaining general and administrative expenses of $1.4 million.
          Depreciation and Amortization.    Depreciation and amortization increased 68.6%, or $16.4 million, to $40.2 million for the six months ended June 30, 2018, as compared to $23.9 million for the six months ended June 30, 2017. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2018, resulting from the additional property and equipment purchased in the second half of 2017 and during the six months ended June 30, 2018. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 31.8%, or $6.4 million, to $26.7 million for the six months ended June 30, 2018, as compared to $20.2 million for the six months ended June 30, 2017. The increase is attributable to the increase in fleet size, greater service intensity of jobs completed, and higher activity levels on certain of our equipment.
          Interest Expense.    Interest expense decreased 40.1%, or $2.3 million, to $3.5 million for the six months ended June 30, 2018, as compared to $5.8 million for the six months ended June 30, 2017. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
          Other Expense.    Other expense was $0.4 million for the six months ended June 30, 2018, as compared to $0.6 million for the six months ended June 30, 2017. The decrease is primarily attributable to the decreases in nonrecurring listing expenses, lender related expenses and unrealized loss resulting from the change in fair value of our interest rate swap.
          Income Tax Expense.   Total income tax expense was $22.4 million resulting in an effective tax rate of 22.8% for the six months ended June 30, 2018 as compared to $0.2 million and an effective tax rate of 1.2% for the six months ended June 30, 2017. The increase in income tax expense during the six months ended June 30, 2018 is primarily attributable to the increase in taxable income in 2018 compared to 2017.

Liquidity and Capital Resources
          On March 22, 2017, we completed our IPO of 13,250,000 shares of common stock at $14.00 per share, from which we received net proceeds of $170.1 million which we used (i) to repay the remaining balance on our term loan, (ii) to acquire additional hydraulic fracturing fleets and (iii) for general corporate purposes.
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
      On February 22, 2018, we entered into an amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million. The amended ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $15.0 million.
          As of June 30, 2018, our cash and cash equivalents were $27.1 million, as compared to $23.9 million at December 31, 2017. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to fund our operations, support growth opportunities and satisfy debt payments.
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
Cash and Cash Flows
             The following table sets forth the historical cash flows for the six months ended June 30, 2018 and 2017 :

	Six Months Ended June 30,
($ in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$124,442	$(463)
Investing activities	$(149,909)	$(111,401)
Financing activities	$28,621	$3,376
Operating Activities
          Net cash provided by operating activities was $124.4 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $0.5 million for the six months ended June 30, 2017. The net increase of $124.9 million was primarily due to increases in revenue and net income in the period, offset by our working capital needs resulting from higher fleet size and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $149.9 million for the six months ended June 30, 2018, from $111.4 million for the six months ended June 30, 2017. The increase was primarily attributable to the additional equipment purchased during the period, and an increase in maintenance capital expenditures during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Financing Activities
          Net cash provided by financing activities was $28.6 million for the six months ended June 30, 2018, and $3.4 million for the six months ended June 30, 2017. The net increase in cash provided by financing activities for the six months ended June 30, 2018 was primarily due to our borrowings under the ABL Credit Facility and equipment financing, totaling $57.4 million, partially offset by repayment of borrowings of $25.2 million, repayment of insurance financing of $3.2 million, and debt issuance cost of $0.4 million, during the six months ended June 30, 2018, compared to net cash used of $163.1 million for repayment of borrowings, repayment of insurance financing of $2.5 million, payment of debt issuance cost of $1.7 million, IPO costs of $15.1 million, and offset by proceeds from borrowings of $0.2 million and IPO proceeds of $185.5 million during the six months ended June 30, 2017.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2018.
Critical Accounting Policies and Estimates
           There have been no material changes during the six months ended June 30, 2018 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for West Texas Intermediate (WTI) oil and natural gas and expectations about future prices. For many years, WTI oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly close to the end of the second half of 2014. The closing price of WTI oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, beginning in the third quarter of 2016, WTI oil prices started recovering, and reaching an average of over $65 per barrel in June of 2018. As a result of the recent recovery in WTI oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase. We expect WTI oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher WTI oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2018, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.
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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Date:	August 9, 2018	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ian Denholm
Ian Denholm
Chief Accounting Officer
(Principal Accounting Officer)