Form 10-Q
period 2018-09-30
ProPetro Holding Corp.
filed 2018-11-08
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at November 1, 2018, was 83,567,354

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,164	$23,949
Accounts receivable - net of allowance for doubtful accounts of $457 and $443, respectively	252,390	199,656
Inventories	6,681	6,184
Prepaid expenses	2,911	5,123
Other current assets	1,179	748
Total current assets	341,325	235,660
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	586,218	470,910
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	85	301
Deferred revenue rebate - net of amortization	—	615
Other noncurrent assets	2,665	2,121
Total other noncurrent assets	12,175	12,462
TOTAL ASSETS	$939,718	$719,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$250,074	$211,149
Accrued and other current liabilities	20,774	16,607
Current portion of long-term debt	9,088	15,764
Accrued interest payable	480	76
Total current liabilities	280,416	243,596
DEFERRED INCOME TAXES	39,958	4,881
LONG-TERM DEBT	80,000	57,178
OTHER LONG-TERM LIABILITIES	125	125
Total liabilities	400,499	305,780
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized, 83,543,839 and 83,039,854 shares issued, respectively	84	83
Additional paid-in capital	611,348	607,466
Accumulated deficit	(72,213)	(194,297)
Total shareholders’ equity	539,219	413,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$939,718	$719,032

See accompanying notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE - Service revenue	$434,041	$282,730	$1,279,148	$668,153
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	320,146	225,433	970,156	551,775
General and administrative (inclusive of stock-based compensation)	12,821	11,106	38,943	38,881
Depreciation and amortization	23,217	14,745	63,428	38,602
Loss on disposal of assets	16,407	8,742	43,061	28,971
Total costs and expenses	372,591	260,026	1,115,588	658,229
OPERATING INCOME	61,450	22,704	163,560	9,924
OTHER EXPENSE:
Interest expense	(1,480)	(644)	(4,973)	(6,469)
Other expense	(93)	(191)	(505)	(792)
Total other expense	(1,573)	(835)	(5,478)	(7,261)
INCOME BEFORE INCOME TAXES	59,877	21,869	158,082	2,663
INCOME TAX (EXPENSE)/BENEFIT	(13,592)	96	(35,998)	(128)
NET INCOME	$46,285	$21,965	$122,084	$2,535
NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.26	$1.46	$0.03
Diluted	$0.53	$0.25	$1.40	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,544	83,040	83,359	74,124
Diluted	86,878	86,264	87,153	77,118

See accompanying notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	$413,252
Stock-based compensation cost	—	—	3,832	—	3,832
Issuance of equity awards, net	504	1	50	—	51
Net income	—	—	—	122,084	122,084
BALANCE - September 30, 2018	83,544	$84	$611,348	$(72,213)	$539,219

See accompanying notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,084	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,428	38,602
Deferred income tax expense	34,546	166
Amortization of deferred revenue rebate	615	1,385
Amortization of deferred debt issuance costs	295	3,322
Stock-based compensation	3,832	8,730
Loss on disposal of fixed assets	42,898	28,971
Gain on interest rate swap	—	(226)
Changes in operating assets and liabilities:
Accounts receivable	(52,734)	(44,868)
Other current assets	(431)	3,271
Inventories	(496)	(4,435)
Prepaid expenses	2,265	(910)
Accounts payable	26,378	41,564
Accrued and other current liabilities	7,384	589
Accrued interest	1,030	(23)
Net cash provided by operating activities	251,094	78,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(212,152)	(193,820)
Proceeds from sale of assets	3,280	4,237
Net cash used in investing activities	(208,872)	(189,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	77,378	27,112
Repayments of borrowings	(61,858)	(164,638)
Repayments of insurance financing	(3,218)	(2,900)
Payment of debt issuance costs	(360)	(1,653)
Proceeds from exercise of equity awards	51	—
Proceeds from IPO	—	185,500
Payment of IPO costs	—	(15,099)
Net cash provided by financing activities	11,993	28,322
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,215	(82,588)
CASH AND CASH EQUIVALENTS - Beginning of period	23,949	133,596
CASH AND CASH EQUIVALENTS - End of period	$78,164	$51,008

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
           All Other— All other services consist of our surface air drilling, drilling, coil tubing and flowback, which are all downhole well stimulation and completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At September 30, 2018 and December 31, 2017, accrued revenue (unbilled receivable) included as part of our accounts receivable was $23.3 million and $24.8 million, respectively. At September 30, 2018, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $27.8 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)

Initial Public Offering
          On March 22, 2017, we consummated our initial public offering ("IPO"), in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and 11,750,000 shares sold by selling stockholders. We received net proceeds of approximately $170.1 million after deducting $10.9 million of underwriting discounts and commissions, and $4.5 million of other offering expenses. At closing, we used the proceeds (i) to repay $71.8 million in outstanding borrowings under our term loan, (ii) $86.8 million to fund the purchase of additional hydraulic fracturing units and other equipment, and (iii) the remaining for general corporate purposes. In connection with the IPO, we executed a stock split, such that each holder of common stock of the Company received 1.45 shares of common stock for every one share of previous common stock, and all 16,999,990 shares of our then-outstanding Series A preferred stock converted to common stock on a 1:1 basis.

Note 2 - Recently Issued Accounting Standards
          In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was effective for annual periods beginning after December 15, 2017, using either the full retrospective or modified retrospective method. We adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method. The adoption of this guidance had no impact on our prior period results of operations. This is because prior to the effective date of the new revenue guidance, substantially all of our performance obligations per our contracts with customers, except for hydraulic fracturing, were completed at a point-in-time, and revenue recognized when control was transferred to the customers, which is consistent with ASU No. 2014-09. Our hydraulic fracturing segment performance obligation is satisfied over time. Prior to the effective date of the new revenue standards, our hydraulic fracturing segment revenue was recognized based on actual stages completed, i.e. using the output method, which faithfully depicts how our services are transferred over time to our customers and is consistent with the requirements of the new guidance, ASU No. 2014-09. Accordingly, no adjustments to our consolidated financial statements were required, other than the additional disclosures included as part of Note 1 in these condensed consolidated financial statements.
                 In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of expense recognition on the income statement. This ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. This ASU also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. Early adoption is permitted. We are in the process of finalizing the impact this guidance will have on our consolidated financial statements. Per our analysis thus far, we do not expect this new guidance to have a material impact on our results of operations. We will however, record the balance sheet impact associated with ROU assets and lease liabilities resulting from our leases. Additionally, we intend to adopt the modified retrospective approach with an election to implement the guidance only in our 2019 consolidated financial statements, which is the year it becomes effective for us.
                    In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Although, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe that the adoption of this guidance will not materially affect our consolidated financial statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and long-term debt. The estimated fair value of our financial instruments at September 30, 2018 and December 31, 2017 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          No assets were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, respectively.
          No impairment of property and equipment was recorded during the nine months ended September 30, 2018 and 2017.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded. There were no additions to, or disposal of, goodwill during the nine months ended September 30, 2018 and 2017. At December 31, 2017, we determined our goodwill carrying value not to be impaired as per our annual impairment test.

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
          Total debt consisted of the following at September 30, 2018 and December 31, 2017, respectively:

($ in thousands)	2018	2017
ABL Credit Facility	$80,000	$55,000
Equipment financing	9,088	17,942
Total debt	89,088	72,942
Less current portion of long-term debt	9,088	15,764
Total long-term debt	$80,000	$57,178
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at September 30, 2018:

($ in thousands)
2018	$9,088
2019	—
2020	—
2021	—
2022 and thereafter	80,000

Total	$89,088

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information
          The Company has five operating segments for which discreet financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          During the fourth quarter of 2017, our acidizing operation was consolidated into our hydraulic fracturing operating segment, and we no longer maintain discreet financial information for acidizing, resulting in a reduction in the number of our operating segments from seven to six as of the year ended December 31, 2017.
          On August 31, 2018, we divested our surface air drilling operations, included in our "all other" category, in order to continue to focus and position ourselves as a Permian Basin-focused pressure pumping business because we believe the pressure pumping market in the Permian Basin offers more supportive long-term growth fundamentals. The divestiture of our surface air drilling operations did not qualify for presentation and disclosure as discontinued operations, and accordingly we have recorded the resulting loss on disposal of our surface air drilling of $0.3 million, as part of our loss on disposal of asset in our statement of operations. The divestiture of our surface air drilling operations resulted in a reduction in the number of our current operating segments to five. The change in the number of our operating segments did not impact our reportable segment information reported during the three and nine months ended September 30, 2018 and 2017.
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

	Three Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total

Service revenue	$421,436	$12,605	$434,041
Adjusted EBITDA	$105,069	$(1,701)	$103,368
Depreciation and amortization	$22,026	$1,191	$23,217
Goodwill	$9,425	$—	$9,425
Capital expenditures	$73,143	$1,060	$74,203
Total assets	$903,653	$36,065	$939,718

	Three Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$271,924	$10,806	$282,730
Adjusted EBITDA	$50,013	$(2,245)	$47,768
Depreciation and amortization	$13,637	$1,108	$14,745
Goodwill	$9,425	$—	$9,425
Capital expenditures	$61,752	$765	$62,517
Total assets at December 31, 2017	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total

Service revenue	$1,242,286	$36,862	$1,279,148
Adjusted EBITDA	$281,951	$(5,871)	$276,080
Depreciation and amortization	$59,830	$3,598	$63,428
Goodwill	$9,425	$—	$9,425
Capital expenditures	$218,113	$6,586	$224,699
Total assets	$903,653	$36,065	$939,718

	Nine Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$639,355	$28,798	$668,153
Adjusted EBITDA	$98,296	$(3,641)	$94,655
Depreciation and amortization	$35,228	$3,374	$38,602
Goodwill	$9,425	$—	$9,425
Capital expenditures	$203,097	$3,231	$206,328
Total assets at December 31, 2017	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$66,493	$(20,208)	$46,285
Depreciation and amortization	22,026	1,191	23,217
Interest expense	—	1,480	1,480
Income tax expense	—	13,592	13,592
Loss on disposal of assets	16,117	290	16,407
Stock-based compensation	—	1,631	1,631
Other expense	—	93	93
Deferred IPO bonus expense	433	230	663
Adjusted EBITDA	$105,069	$(1,701)	$103,368

	Three Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$28,372	$(6,407)	$21,965
Depreciation and amortization	13,637	1,108	14,745
Interest expense	—	644	644
Income tax benefit	—	(96)	(96)
Loss on disposal of assets	7,552	1,190	8,742
Stock-based compensation	—	751	751
Other expense	—	191	191
Other general and administrative expense(1)	—	149	149
Deferred IPO bonus expense	452	225	677
Adjusted EBITDA	$50,013	$(2,245)	$47,768

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5- Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$176,952	$(54,868)	$122,084
Depreciation and amortization	59,830	3,598	63,428
Interest expense	—	4,973	4,973
Income tax expense	—	35,998	35,998
Loss/(gain) on disposal of assets	43,768	(707)	43,061
Stock-based compensation	—	3,832	3,832
Other expense	—	505	505
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	1,399	780	2,179
Adjusted EBITDA	$281,951	$(5,871)	$276,080

	Nine Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$30,087	$(27,552)	$2,535
Depreciation and amortization	35,228	3,374	38,602
Interest expense	—	6,469	6,469
Income tax expense	—	128	128
Loss on disposal of assets	27,943	1,028	28,971
Stock-based compensation	—	8,730	8,730
Other expense	—	792	792
Other general and administrative expense (1)	—	722	722
Deferred IPO bonus expense	5,038	2,668	7,706
Adjusted EBITDA	$98,296	$(3,641)	$94,655

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income Per Share
          Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted-average number of shares outstanding during the period. Diluted net income per common share uses the same net income divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
          The table below shows the calculations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share data)	2018	2017	2018	2017
Numerator (both basic and diluted)
Net income relevant to common stockholders	$46,285	$21,965	$122,084	$2,535
Denominator
Denominator for basic income per share	83,544	83,040	83,359	74,124
Dilutive effect of stock options	3,039	2,808	3,355	2,822
Dilutive effect of performance stock units	225	37	218	—
Dilutive effect of non-vested restricted stock	70	379	221	172
Denominator for diluted income per share	86,878	86,264	87,153	77,118
Basic income per common share	$0.55	$0.26	$1.46	$0.03
Diluted income per common share	$0.53	$0.25	$1.40	$0.03

          As shown in the table below, the following stock options, performance stock units and non-vested restricted stocks have not been included in the calculation of diluted income per share as they will be anti-dilutive to the calculation above.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	—	789	—	789
Performance stock units	—	—	—	170
Non-vested restricted stock	—	—	—	318
Total	—	789	—	1,277

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          A summary of the stock option activity for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2018	4,636,353	$5.20
Granted	—	$—
Exercised	(3,625)	$14.00
Forfeited	(14,736)	$14.00
Expired	—	$—
Canceled	—	$—
Outstanding at September 30, 2018	4,617,992	$5.17
Exercisable at September 30, 2018	4,040,320	$3.90
          The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $0 and $3.35, respectively. As of September 30, 2018, the aggregate intrinsic value for our outstanding stock options was $52.3 million, and the aggregate intrinsic value for our exercisable stock options was $50.9 million. The aggregate intrinsic value for the exercised stock options during the nine months ended September 30, 2018 was $0.02 million. The remaining contractual term for the outstanding and exercisable stock options as of September 30, 2018, was 6.1 years and 5.8 years, respectively. For the nine months ended September 30, 2018 and 2017, we recognized $0.5 million and $2.8 million in stock compensation expense related to these stock option awards.

Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

         During the nine months ended September 30, 2018, we granted a total of 319,250 restricted stock units ("RSUs") to employees, directors and executives pursuant to our Incentive Award Plan ("IAP"). Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the nine months ended September 30, 2018 and 2017, the recorded stock compensation expense for all RSUs was $2.0 million and $5.8 million, respectively. As of September 30, 2018 the total unrecognized compensation expense for all RSUs was approximately $6.6 million, and is expected to be recognized over a weighted-average period of approximately 1.4 years.

          The following table summarizes RSUs activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	688,744	$13.66
Granted	319,250	$18.49
Vested	(500,360)	$13.87
Forfeited	(19,951)	$15.49
Expired	—	$—
Canceled	—	$—
Outstanding at September 30, 2018	487,683	$16.53

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation (Continued)

           Effective April 18, 2018, our Board of Directors authorized and granted performance stock units ("PSUs") to certain key employees under the IAP. The actual number of shares that may be issued under the PSUs ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from January 1, 2018 through December 31, 2020. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the nine months ended September 30, 2018 and 2017, the recorded stock compensation expense for the PSUs was $1.3 million and $0.2 million, respectively.

The following table summarizes information about the PSUs that were outstanding at September 30, 2018:

Period Granted	Target Shares Outstanding at Beginning of Period	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Period	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	—	178,975	—	—	178,975	$27.51
Total	169,635	178,975	—	—	348,610	$19.34

          The total stock compensation expense for the nine months ended September 30, 2018 and 2017 for all stock awards was $3.8 million and $8.7 million, respectively. The total unrecognized compensation expense as of September 30, 2018 is approximately $13.2 million, and is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

          For the nine months ended September 30, 2018 and 2017, the Company paid approximately $0.3 million and $0.2 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party, and for the nine months ended September 30, 2018 and 2017, the Company paid $0.1 million and $0.1 million, respectively.

          At September 30, 2018 and December 31, 2017, the Company had $0 and $0.02 million in payables, respectively, and approximately $0 and $0 in receivables, respectively, for services provided by related parties.

          All agreements pertaining to real property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party transactions are immaterial and have not been separately shown on the face of the financial statements.

Note 9 - Commitments and Contingencies
Operating Lease

          We have various operating leases for office space and certain property and equipment. For the nine months ended September 30, 2018 and 2017, we recorded operating lease expense of $1.2 million and $1.0 million, respectively. Required remaining lease payments for each fiscal year are as follows:

($ in thousands)
2018	$254
2019	782
2020	721
2021	721
2022 and thereafter	2,978
Total	$5,456

Contingent Liabilities

          We may be subject to various legal actions, claims, and liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on our financial position, results of operations, or liquidity.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are predictive in nature, refer to future events or conditions, and generally not historical facts. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
Readers are cautioned not to place undue reliance on our forward-looking statements. We do not undertake to update or revise any forward-looking statements, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports, including the risk factors described in our Form 10-K.

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

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil-producing area in the United States, and we believe we are currently one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP"). At September 30, 2018, our fleet, which consists of 19 hydraulic fracturing fleets with an aggregate deployed capacity of 860,000 HHP. In October 2018, we deployed and put in service one new hydraulic fracturing fleet with 45,000 HHP, bringing our aggregate capacity to 905,000 HHP or 20 fleets. Our fleet has been designed to handle the highest intensity and most complex hydraulic fracturing jobs in the region.

          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we fully maintained our equipment through the recent industry downturn to ensure optimal performance and reliability. Additionally, substantially all of our hydraulic horsepower has been sourced from a single manufacturer, leading to a homogeneous fleet with streamlined maintenance programs and training for our personnel.

          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing, flowback and drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers' service needs and spending levels.

Industry Trends and Outlook
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control. Declines and sustained weakness in crude oil prices began in the fourth quarter of 2014 and continued into February 2016, when the closing crude oil price for West Texas Intermediate ("WTI") reached a low of approximately $26.19 per barrel. This decline in WTI oil prices caused our customers to reduce drilling and completion activity and curtail spending. These declines adversely affected the demand for our equipment and services and negatively impacted the prices we were able to charge our customers.

          Most recently, WTI crude oil prices averaged $69 per barrel in September of 2018. Recent prices have resulted in a considerable increase in drilling and completion activity, and associated demand for our services. The Permian Basin, our primary area of operation, is leading the recovery with the number of active drilling rigs in the basin increasing from a low of 137 rigs in May 2016 to 486 rigs in September 2018, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of fractured stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
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
          Rising producer activity levels, increasing basin service intensity and continued drilling and completion efficiencies have combined to drive the optimal utilization of our fleet and build a sizable backlog of addressable demand for our services. During the recent downturn, we saw our competitors defer necessary maintenance capital spending and cannibalize existing units for spare parts and idle HHP. This has resulted in tightening hydraulic fracturing supply and demand fundamentals and could drive pricing improvement for our hydraulic fracturing services. Moreover, we believe the other complementary services we provide are well-positioned to similarly benefit from a continued industry recovery.
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

          Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, and research analysts, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income)/expenses and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

Note Regarding Non-GAAP Financial Measures

          Adjusted EBITDA and Adjusted EBITDA margin are usually not financial measures presented in accordance with GAAP ("non-GAAP"), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses (income) and items outside the control of the Company. Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$66,493	$(20,208)	$46,285
Depreciation and amortization	22,026	1,191	23,217
Interest expense	—	1,480	1,480
Income tax expense	—	13,592	13,592
Loss on disposal of assets	16,117	290	16,407
Stock-based compensation	—	1,631	1,631
Other expense	—	93	93
Deferred IPO bonus expense	433	230	663
Adjusted EBITDA	$105,069	$(1,701)	$103,368

	Three Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$28,372	$(6,407)	$21,965
Depreciation and amortization	13,637	1,108	14,745
Interest expense	—	644	644
Income tax benefit	—	(96)	(96)
Loss on disposal of assets	7,552	1,190	8,742
Stock-based compensation	—	751	751
Other expense	—	191	191
Other general and administrative expense(1)	—	149	149
Deferred IPO bonus expense	452	225	677
Adjusted EBITDA	$50,013	$(2,245)	$47,768

(1) Other general and administrative expense relates to legal settlement expense.

	Nine Months Ended September 30, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$176,952	$(54,868)	$122,084
Depreciation and amortization	59,830	3,598	63,428
Interest expense	—	4,973	4,973
Income tax expense	—	35,998	35,998
Loss/(gain) on disposal of assets	43,768	(707)	43,061
Stock-based compensation	—	3,832	3,832
Other expense	—	505	505
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	1,399	780	2,179
Adjusted EBITDA	$281,951	$(5,871)	$276,080

	Nine Months Ended September 30, 2017
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$30,087	$(27,552)	$2,535
Depreciation and amortization	35,228	3,374	38,602
Interest expense	—	6,469	6,469
Income tax expense	—	128	128
Loss on disposal of assets	27,943	1,028	28,971
Stock-based compensation	—	8,730	8,730
Other expense	—	792	792
Other general and administrative expense (1)	—	722	722
Deferred IPO bonus expense	5,038	2,668	7,706
Adjusted EBITDA	$98,296	$(3,641)	$94,655

(1) Other general and administrative expense relates to legal settlement expense.

Results of Operations
          We conduct our business through five operating segments: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’ category.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change
	2018	2017	Variance	%
Revenue	$434,041	$282,730	$151,311	53.5%
Cost of services (1)	320,146	225,433	94,713	42.0%
General and administrative expense (2)	12,821	11,106	1,715	15.4%
Depreciation and amortization	23,217	14,745	8,472	57.5%
Loss on disposal of assets	16,407	8,742	7,665	87.7%
Interest expense	1,480	644	836	129.8%
Other expense (income)	93	191	(98)	(51.3)%
Income tax expense	13,592	(96)	13,688	14,058.3%
Net income	$46,285	$21,965	$24,320	110.7%

Adjusted EBITDA (3)	$103,368	$47,768	$55,600	116.4%
Adjusted EBITDA Margin (3)	23.8%	16.9%	6.9%	40.8%

Pressure pumping segment results of operations:
Revenue	$421,436	$271,924	$149,512	55.0%
Cost of services	$311,274	$217,171	$94,104	43.3%
Adjusted EBITDA	$105,069	$50,013	$55,056	110.1%
Adjusted EBITDA Margin (4)	24.9%	18.4%	6.5%	35.3%

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

          Revenues.    Revenues increased 53.5%, or $151.3 million, to $434.0 million for the three months ended September 30, 2018, as compared to $282.7 million for the three months ended September 30, 2017. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 55.0%, or $149.5 million, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Revenues from services other than pressure pumping increased 16.6%, or $1.8 million, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in customer demand for our flowback and coil tubing services in the three months ended September 30, 2018.
          Cost of Services.    Cost of services increased 42.0%, or $94.7 million, to $320.1 million for the three months ended September 30, 2018, as compared to $225.4 million during the three months ended September 30, 2017. Cost of services in our pressure pumping segment increased $94.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increases were primarily attributable to higher activity levels, fleet size and an increase in headcount in connection with increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 73.9% for the three months ended September 30, 2018, as compared to 79.9% for the three months ended September 30, 2017. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended September 30, 2018.
          General and Administrative Expenses.    General and administrative expenses increased 15.4%, or $1.7 million, to $12.8 million for the three months ended September 30, 2018, as compared to $11.1 million for the three months ended September 30, 2017. The net increase was primarily attributable to the increase in stock compensation expense of $0.9 million, and net increase of $0.8 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 57.5%, or $8.5 million, to $23.2 million for the three months ended September 30, 2018, as compared to $14.7 million for the three months ended September 30, 2017. The increase was primarily attributable to the increase in our fixed asset base as of September 30, 2018, resulting from the additional property and equipment purchased in the fourth quarter of 2017 and during the nine months ended September 30, 2018. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 87.7%, or $7.7 million, to $16.4 million for the three months ended September 30, 2018, as compared to $8.7 million for the three months ended September 30, 2017. The increase is attributable to the increase in fleet size, greater service intensity of jobs completed, and higher activity levels on certain of our equipment.
          Interest Expense.    Interest expense increased 129.8%, or $0.8 million, to $1.5 million for the three months ended September 30, 2018, as compared to $0.6 million for the three months ended September 30, 2017. The increase in interest expense was primarily attributable to an increase in our average debt balance during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
          Other Expense.    Other expense was $0.1 million for the three months ended September 30, 2018, as compared to $0.2 million for the three months ended September 30, 2017. The decrease is primarily attributable to the decrease in lender related and other expenses.
          Income Tax Expense/benefit.   Total income tax expense was $13.6 million resulting in an effective tax rate of 22.7% for the three months ended September 30, 2018 as compared to an income tax benefit of $0.1 million and an effective tax rate of 0.4% for the three months ended September 30, 2017. The increase in income tax expense during the three months ended September 30, 2018 is primarily attributable to the increase in book income in 2018 compared to 2017, and the effect of the full valuation allowance in 2017.

 The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change
	2018	2017	Variance	%
Revenue	$1,279,148	$668,153	$610,995	91.4%
Cost of services (1)	970,156	551,775	418,381	75.8%
General and administrative expense (2)	38,943	38,881	62	0.2%
Depreciation and amortization	63,428	38,602	24,826	64.3%
Loss on disposal of assets	43,061	28,971	14,090	48.6%
Interest expense	4,973	6,469	(1,496)	(23.1)%
Other expense (income)	505	792	(287)	(36.2)%
Income tax expense	35,998	128	35,870	28,023.4%
Net income	$122,084	$2,535	$119,549	4,715.9%

Adjusted EBITDA (3)	$276,080	$94,655	$181,425	191.7%
Adjusted EBITDA Margin (3)	21.6%	14.2%	7.4%	52.1%

Pressure pumping segment results of operations:
Revenue	$1,242,286	$639,355	$602,931	94.3%
Cost of services	$943,635	$529,818	$413,817	78.1%
Adjusted EBITDA	$281,951	$98,296	$183,655	186.8%
Adjusted EBITDA Margin (4)	22.7%	15.4%	7.3%	47.4%

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

          Revenues.    Revenues increased 91.4%, or $611.0 million, to $1,279.1 million for the nine months ended September 30, 2018, as compared to $668.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which has led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 94.3%, or $602.9 million, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Revenues from services other than pressure pumping increased 28.0%, or $8.1 million, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in customer demand for our flowback and coil tubing services in the nine months ended September 30, 2018.
          Cost of Services.    Cost of services increased 75.8%, or $418.4 million, to $970.2 million for the nine months ended September 30, 2018, as compared to $551.8 million during the nine months ended September 30, 2017. Cost of services in our pressure pumping segment increased $413.8 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increases were primarily attributable to higher activity levels, fleet size, and an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 76.0% for the nine months ended September 30, 2018, as compared to 82.9% for the nine months ended September 30, 2017. The decrease in cost of services as a percentage of revenue for the pressure pumping segment resulted from a greater pricing power as demand for our services increased, without a corresponding increase in costs, which resulted in significantly higher realized Adjusted EBITDA margins during the nine months ended September 30, 2018.
          General and Administrative Expenses.    General and administrative expenses was flat, with a net marginal increase of 0.2%, or $0.1 million, to $38.9 million for the nine months ended September 30, 2018, as compared to $38.9 million for the nine months ended September 30, 2017. The net increase was primarily attributable to increases in payroll expense of $5.4 million, property taxes of $1.9 million, travel of $0.5 million, insurance expense of $1.3 million, and net aggregate increase in other remaining general and administrative expenses of $2.1 million, offset by decreases in nonrecurring legal expense of $0.7 million, stock based compensation of $4.9 million and deferred IPO bonus expense of $5.5 million.
          Depreciation and Amortization.    Depreciation and amortization increased 64.3%, or $24.8 million, to $63.4 million for the nine months ended September 30, 2018, as compared to $38.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the increase in our fixed asset base as of September 30, 2018, resulting from the additional property and equipment purchased in the fourth quarter of 2017 and during the nine months ended September 30, 2018. We calculate depreciation of property and equipment using the straight-line method.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 48.6%, or $14.1 million, to $43.1 million for the nine months ended September 30, 2018, as compared to $29.0 million for the nine months ended September 30, 2017. The increase is attributable to the increase in fleet size, greater service intensity of jobs completed and higher activity levels on certain of our equipment.
          Interest Expense.    Interest expense decreased 23.1%, or $1.5 million, to $5.0 million for the nine months ended September 30, 2018, as compared to $6.5 million for the nine months ended September 30, 2017. The decrease in interest expense was primarily attributable to a reduction in our average debt balance during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
          Other Expense.    Other expense was $0.5 million for the nine months ended September 30, 2018, as compared to $0.8 million for the nine months ended September 30, 2017. The decrease is primarily attributable to the decreases in nonrecurring listing expenses, lender related expenses and unrealized net gain resulting from the change in fair value of our interest rate swap.
          Income Tax Expense.   Total income tax expense was $36.0 million resulting in an effective tax rate of 22.8% for the nine months ended September 30, 2018 as compared to $0.1 million and an effective tax rate of 4.8% for the nine months ended September 30, 2017. The increase in income tax expense during the nine months ended September 30, 2018 is primarily attributable to the increase in book income in 2018 compared to 2017, and the effect of the full valuation allowance in 2017.

Liquidity and Capital Resources
          On March 22, 2017, we completed our IPO of 13,250,000 shares of common stock at $14.00 per share, from which we received net proceeds of $170.1 million which we used (i) to repay the balance on our then outstanding term loan, (ii) to acquire additional hydraulic fracturing fleets and (iii) for general corporate purposes.
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
          As of September 30, 2018, our cash and cash equivalents were $78.2 million, as compared to $23.9 million at December 31, 2017. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to fund our operations, support growth opportunities and satisfy debt payments.
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
Cash and Cash Flows
             The following table sets forth the historical cash flows for the nine months ended September 30, 2018 and 2017 :

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$251,094	$78,673
Investing activities	$(208,872)	$(189,583)
Financing activities	$11,993	$28,322
Operating Activities
          Net cash provided by operating activities was $251.1 million for the nine months ended September 30, 2018, compared to net cash provided in operating activities of $78.7 million for the nine months ended September 30, 2017. The net increase of $172.4 million was primarily due to the increase in our revenue generating assets (fleet size), which has resulted in increases in revenue and net income in the period, offset by our working capital needs resulting from higher fleet size and expanding activity levels.
Investing Activities
          Net cash used in investing activities increased to $208.9 million for the nine months ended September 30, 2018, from $189.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the additional equipment purchased during the period, and an increase in maintenance capital expenditures during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Financing Activities
          Net cash provided by financing activities was $12.0 million for the nine months ended September 30, 2018, and $28.3 million for the nine months ended September 30, 2017. Our net cash provided from financing activities during the nine months ended September 30, 2018, was primarily driven by cash provided from borrowings of $77.4 million, and offset by the use of cash for the repayment of borrowings of $61.9 million, insurance financing of $3.2 million, and debt issuance cost of $0.4 million. Our net cash provided from financing activities during the nine months ended September 30, 2017, was primarily driven by our borrowings of $27.1 million and IPO proceeds of $185.5 million, offset by our use of cash for repayment of borrowings of $164.6 million, insurance financing of $2.9 million, debt issuance cost of $1.7 million and IPO costs of $15.1 million.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of September 30, 2018.
Critical Accounting Policies and Estimates
           There have been no material changes during the nine months ended September 30, 2018 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for West Texas Intermediate (WTI) oil and natural gas and expectations about future prices. For many years, WTI oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly close to the end of the second half of 2014. The closing price of WTI oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, beginning in the third quarter of 2016, WTI oil prices started recovering, and reaching an average of $69 per barrel in September of 2018. As a result of the recent recovery in WTI oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, assuming commodity prices remain at or above recent levels, we believe U.S. rig counts will continue to increase. We expect WTI oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher WTI oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2018, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.
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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in our Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

SIGNATURES

Date:	November 8, 2018	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ian Denholm
Ian Denholm
Chief Accounting Officer
(Principal Accounting Officer)