Form 10-K
period 2018-12-31
ProPetro Holding Corp.
filed 2019-03-01
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s Common Stock held by nonaffiliates on June 30, 2018, determined using the per share closing price on the New York Stock Exchange Composite tape of $15.68 on that date, was approximately $838.7 million.
The number of the registrant’s common shares, par value $0.001 per share, outstanding at February 18, 2019, was 100,257,626.

FORWARD‑LOOKING STATEMENTS
This annual report on Form 10-K contains forward‑looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that are predictions of, or indicate, future events and trends and that do not relate to historical matters identify forward‑looking statements. Our forward‑looking statements include, among other matters, statements about our business strategy, industry, future profitability, expected capital expenditures and the impact of such expenditures on our performance and capital programs.
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

PART I
Item 1.     Business.
Our Company
We are a growth‑oriented, Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production, or E&P, of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as the most prolific oil‑producing area in the United States, and we believe we are one of the leading providers of hydraulic fracturing services in the region by hydraulic horsepower, or HHP. During the year ended December 31, 2018, we purchased and deployed four newbuild hydraulic fracturing units, bringing our total horse power to 905,000 HHP, or 20 deployed fleets.
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Natural Resources Pumping Services, LLC (“Pioneer Pumping Services”). Prior to the purchase, the pressure pumping assets exclusively provided integrated pressure pumping services to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. In connection with the consummation of transaction, we became a strategic long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to 10 years.
The pressure pumping assets acquired include eight hydraulic fracturing fleets with a total of 510,000 HHP, four coiled tubing units and an associated equipment maintenance facility. Through this acquisition, we expanded our existing presence in the Permian Basin, and increased our pumping capacity by 56%, to 28 hydraulic fracturing fleets with a total of 1,415,000 HHP, further strengthening our position as one of the largest pure-play provider of integrated well completion services in the Permian Basin.
Our modern hydraulic fracturing fleet has been designed to handle the most challenging Permian Basin operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well.
In addition to our core hydraulic fracturing operations, we also offer a suite of complementary well completion and production services, including cementing, coiled tubing, flowback services and drilling. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of an unconventional well.
Our primary business objective is to serve as a strategic long-term partner to our customers. We achieve this objective by providing reliable, high‑quality services that are tailored to our customers’ needs and synchronized with their well development programs. This alignment assists our customers in optimizing the long‑term development of their unconventional resources. Over the past three years, we have leveraged our strong relationships in the Permian Basin to significantly grow our installed HHP capacity and organically build our cementing and coiled tubing lines of business. Consistent with past performance, we believe our substantial market presence will continue to yield a variety of actionable growth opportunities allowing us to expand both our hydraulic fracturing and complementary services going forward. To this end, we intend to continue to differentiate ourselves, consistent with our past practice, by opportunistically deploying new equipment on a long‑term dedicated basis.
Our Services
We conduct our business through five operating segments: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment: pressure pumping. For additional financial information on our reportable segment, please see Part II - Item 8. Financial Statements and Supplementary Data.

Pressure Pumping
Hydraulic Fracturing
We primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. We have significant expertise in multi‑stage fracturing of horizontal oil‑producing wells in unconventional geological formations. During the year ended December 31, 2018, we continued to organically grow our hydraulic fracturing business to a total of 20 hydraulic fracturing fleets with an aggregate of 905,000 HHP. Following the consummation of our acquisition of pressure pumping assets from Pioneer Pressure Pumping Services, we increased our hydraulic fracturing business to a total 28 fleets, or 1,415,000 HHP.
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
We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also refer to all of our fracturing units, other equipment and vehicles necessary to perform a fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” Each hydraulic fracturing unit consist primarily of a high pressure hydraulic pump, diesel engine, transmission and various hoses, valves, tanks and other supporting equipment that are typically mounted to a flatbed trailer.
We provide dedicated equipment, personnel and services that are tailored to meet each of our customer’s needs. Each fleet has a designated team of personnel, which allows us to provide responsive and customized services, such as project design, proppant and other consumables procurement, real‑time data provision and post‑completion analysis for each of our jobs. Many of our hydraulic fracturing fleets and associated personnel have continuously worked with the same customer for the past several years promoting deep relationships and a high degree of coordination and visibility into future customer activity levels. Furthermore, in light of our substantial market presence and historically high fleet utilization levels, we have established a variety of entrenched relationships with key equipment, sand and other downhole consumable suppliers, including over 30 sand suppliers utilized in 2018. These strategic relationships ensure ready access to equipment, parts and materials on a timely and economic basis and allow our dedicated procurement logistics team to ensure consistently safe and reliable operations.
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
As of December 31, 2018, we operated a total of 20 cementing units, with 13 units operating in the Permian Basin and 7 units operating in the Uinta‑Piceance Basin. We believe that our cementing segment provides an organic growth opportunity for us to expand our service offerings within our existing customer base.

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
As of December 31, 2018, we had 8 coiled tubing units of various sizes. We believe these units are well suited for the performance requirements of the unconventional resource markets we serve.
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
Surface Air Drilling
We operated a surface air drilling operation in the Uinta‑Piceance Basin, which offered pre‑set surface air drilling services to target depths of approximately 4,000 feet in areas of fragile geology. Air drilling is a technique in which oil, natural gas, or geothermal wells are drilled by creating a pressure within the well that is lower than the reservoir pressure, which results in increased rates of penetration, reduced formation damage and reduced drilling costs.
On August 31, 2018, we divested our surface air drilling operations, included in our "all other" operating segment category in our financial statements, in order to continue to position ourselves as a Permian Basin-focused pressure pumping business because we believe the pressure pumping market in the Permian Basin offers more supportive long-term growth fundamentals. The divestiture of our surface air drilling operations did not qualify for presentation and disclosure as discontinued operations, and accordingly we have recorded the resulting loss on disposal of our surface air drilling of $0.3 million, as part of our loss on disposal of asset in our statement of operations included in this annual report. The divestiture of our surface air drilling operations resulted in a reduction in the number of our current operating segments. The change in the number of our operating segments did not impact our reportable segment information reported in the financial statements included in this annual report.
Competitive Strengths
Our primary business objective is to serve as a strategic long-term partner for our customers. We achieve this objective by providing reliable, high‑quality services that are tailored to our customers’ needs and synchronized with their well development programs. This alignment assists our customers in optimizing the long‑term development of their unconventional resources. We believe that the following competitive strengths differentiate us from our peers and uniquely position us to achieve our primary business objective.

•
Strong market position in the Permian Basin. We believe we are one of the largest hydraulic fracturing provider by HHP in the Permian Basin, which is the most prolific oil producing area in the United States. Our longstanding customer relationships and substantial Permian Basin market presence uniquely position us to continue growing in tandem with the basin’s ongoing development. The Permian Basin is a mature, liquids‑rich basin with well known geology and a large, exploitable resource base that delivers attractive E&P producer economics at or below current commodity prices. As a result of its significant size, coupled with the presence of multiple prospective geologic benches and other favorable characteristics, the Permian Basin has become widely recognized as the most attractive and economic oil resource in North America.

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

•
Hydraulic fracturing is highly levered to increasing drilling activity and completion intensity levels. The combination of an expanding Permian Basin horizontal rig count and more complex well completions has a compounding effect on HHP demand growth. Horizontal drilling has become the default method for E&P operators to most economically extract unconventional resources, and the number of horizontal rigs has increased from 22% of the total Permian Basin rig count in December 2011 to approximately 91% of the Permian Basin rig count at December 31, 2018. As the horizontal rig count has grown, well completion intensity levels have also increased as a result of longer wellbore lateral lengths, more fracturing stages per foot of lateral and increasing amounts of proppant per stage. Furthermore, the ongoing improvement in drilling and completion efficiencies, driven by innovations such as multi‑well pads and zipper fracs, have further increased the demand for HHP. Taken together, these demand drivers have helped contribute to the full utilization of our fleet and have us well positioned to capture future growth opportunities and enhanced pricing for our services.

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

•
Proven cross‑cycle financial performance. Over the past several years, we have maintained high cross‑cycle fleet utilization rates. Since September 2016 our fleet has consistently recorded a utilization rate of approximately 100%. Our consistent track record of steady growth, coupled with our ability to quickly deploy new HHP on a dedicated and fully utilized basis, has resulted in revenue growth across the industry’s cycles. We believe that we will be able to continue to grow faster than our competitors while preserving attractive EBITDA margins as a result of our differentiated service offerings and a robust backlog of demand for our services. Furthermore, we believe that our philosophy of maintaining modest financial leverage and a healthy balance sheet has left us more conservatively capitalized than our peers. We expect that improving market fundamentals, our superior execution and our customer‑focused approach should result in strong financial performance.

•
Seasoned management and operating team. We have a seasoned executive management team, with our senior members contributing more than 100 years of collective industry and financial experience. Members of our management team founded our business and seeded our company with a portion of our original investment capital. We believe their track record of successfully building premier oilfield service companies in the Permian Basin, as well as their deep roots and relationships throughout the West Texas community, provide a meaningful competitive advantage for our business. In addition, our management team has assembled a loyal group of highly‑motivated and talented managers and field personnel, and we have had minimal manager‑level turnover in our core service divisions over the past three years. We employ a balanced decision‑making structure that empowers managerial and field personnel to work directly with customers to develop solutions while leveraging senior management’s oversight. This collaborative approach fosters strong customer links at all levels of the organization and effectively institutionalizes customer relationships beyond the executive suite.

Strategy
Our strategy is to:

•
Capture an increasing share of rising demand for hydraulic fracturing services in the Permian Basin. We intend to continue to position ourselves as a Permian Basin‑focused hydraulic fracturing business, as we believe the Permian Basin hydraulic fracturing market offers supportive long‑term growth fundamentals. These fundamentals are characterized by increased demand for our HHP, driven by increasing drilling activity and well completion intensity levels. We are currently operating at approximately 100% utilization, and we believe we are strategically positioned to deploy additional hydraulic fracturing equipment as our customers continue to develop their assets in the Midland Basin and Delaware Basin.

•
Capitalize on improving efficiency gains. We intend to continue to work with our customers and vendors to improve our operational efficiencies and enhance our margins. We believe that improving our efficiencies will result in greater revenue and enhanced margins as fixed costs are spread over a broader revenue base.

•
Cross‑sell our complementary services. In addition to our hydraulic fracturing services, we offer a broad range of complementary services in support of our customers’ development activities, including cementing, coiled tubing, flowback services and drilling. These complementary services create operational efficiencies for our customers, and allow us to capture a greater percentage of their capital spending across the lifecycle of an unconventional well. We believe that, as our customers increase spending levels, we are well positioned to continue cross‑selling and growing our complementary service offerings.

•
Maintain financial stability and flexibility to pursue growth opportunities. Consistent with our historical practices, we plan to continue to maintain a conservative balance sheet, which will allow us to better react to potential changes in industry and market conditions and opportunistically grow our business. In the near term, we intend to continue our past practice of aligning our growth capital expenditures with visible customer demand by strategically deploying new equipment on a long‑term, dedicated basis in response to inbound customer requests. We will also selectively evaluate potential strategic acquisitions that increase our scale and capabilities or diversify our operations.

Our Customers
Our customers consist primarily of oil and natural gas producers in North America. Our top five customers accounted for approximately 68.7%, 66.0% and 58.0% of our revenue, for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, XTO Energy, Parsley Energy Operations, LLC and

CrownQuest Operating, LLC, accounted for 24.1%, 16.5%, and 12.2%, respectively, of total revenue. No other customer accounted for more than 10% of total revenue for the year ended December 31, 2018.
Competition
The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas exploration and production companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, service and equipment quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies’ criteria in choosing a service provider. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, equipment’s ability to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
We provide our services primarily in the Permian Basin, and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. Our major competitors for hydraulic fracturing services include C&J Energy Services, Halliburton, Patterson‑UTI Energy Inc., RPC, Inc., Schlumberger, Keane Group, Inc., Liberty Oilfield Services, FTS International, Inc., Superior Energy Services and a number of locally oriented businesses.
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
Our business involves the transportation of heavy equipment and materials, and as a result, we may also experience traffic accidents which may result in spills, property damage and personal injury.
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
We maintain commercial general liability, workers’ compensation, business auto, commercial property, umbrella liability, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. Further, we have pollution legal liability coverage for our business entities, which would cover, among other things, third party liability and costs of clean up relating to environmental contamination on our premises while our equipment is in transit and on our customers’ job site. With respect to our hydraulic fracturing operations, coverage would be available under our pollution legal liability policy for any surface or subsurface environmental clean‑up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our hydraulic fracturing services.
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
Environmental and Occupational Health and Safety Regulations
Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non compliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. We have not experienced any material adverse effect from compliance with these requirements, however, this trend may not continue in the future.
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
NORM. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and gas deposits and, accordingly may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements.
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
Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. After several attempts to delay implementation, in September 2018 the EPA issued a proposal to amend and reduce such requirements. In March 2015, the Bureau of Land Management (“BLM”) finalized a rule governing hydraulic fracturing on federal lands. In June 2016, a federal district court judge in Wyoming struck down the final rule, finding that the BLM lacked congressional authority to promulgate the rule. However, in July 2017, the BLM initiated a rulemaking to rescind the final rule and reinstate the regulations that existed immediately before the published effective date of the rule. In light of the BLM’s proposed rulemaking, in September 2017, the U.S. Court of Appeals for the Tenth Circuit dismissed the appeal and remanded with directions to vacate the lower court’s opinion, leaving the final rule in place. The BLM initiated a rulemaking to rescind the final rule in December 2017. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
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
Employees
As of December 31, 2018, we employed 1,579 people. None of our employees are represented by labor unions or subject to collective bargaining agreements.
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
Demand for most of our services depends substantially on the level of capital expenditures in the Permian Basin by companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of capital spending and activity in oil and gas exploration, development and production. A prolonged reduction in oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the hydraulic fracturing services that we provide. The significant decline in oil and natural gas prices during 2015 and 2016 caused a reduction in our customers’ spending and associated drilling and completion activities, which had an adverse effect on our revenue. If prices were to decline, similar declines in our customers’ spending would have an adverse effect on our revenue. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts.
Many factors over which we have no control affect the supply of, and demand for, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence prices for our services, including:

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
Our operations are geographically concentrated in the Permian Basin. For the years ended December 31, 2018, 2017 and 2016, approximately 99%, 97% and 97%, respectively, of our revenues were attributable to our operations in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Permian Basin caused by significant governmental regulation, processing or transportation capacity constraints, market limitations, curtailment of production or interruption of the processing or transportation of oil and natural gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse operations.
We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our business, results of operations and financial condition.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re‑market or otherwise use the production could have a material adverse effect on our business, results of operations and financial condition. The depressed oil and natural gas prices in 2015 and 2016 negatively impacted the financial condition and liquidity of our customers, and future declines, sustained lower prices, or continued volatility could impact their ability to meet their financial obligations to us.
We face significant competition that may cause us to lose market share.
The oilfield services industry is highly competitive and has relatively few barriers to entry. The principal competitive factors impacting sales of our services are price, reputation and technical expertise, equipment and service quality and health and safety standards. The market is also fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. For instance, our larger competitors may offer services at below‑market prices or bundle ancillary services at no additional cost to our customers. We compete with large national and multi‑national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis.
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
Furthermore, competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality. We cannot assure that we will be able to maintain our competitive position.
New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies could have a material adverse effect on our business, financial condition, prospects or results of operations.
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
The majority of our revenue is generated from our hydraulic fracturing services. Due to the large percentage of our revenue historically derived from our hydraulic fracturing services with recurring customers and the limited availability of our fracturing units, we have had some degree of customer concentration. Our top ten customers represented approximately 85.5%, 87.0% and 83.0% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, such as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and General Counsel could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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
Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $592.6 million, $305.3 million and $46.0 million during the years ended December 31, 2018, 2017 and 2016. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facilities. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
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
Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements .”
We may become more leveraged and our indebtedness could adversely affect our operations and financial condition.
Our business is capital intensive and we may seek to raise debt capital to fund our business and growth strategy. Indebtedness could have negative consequences that could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects, such as:

•
requiring us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;

•	limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•	increasing our vulnerability to economic downturns and changing market conditions;

•	placing us at a competitive disadvantage relative to competitors that have less debt; and

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates.
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
In connection with our business operations, including the transportation and relocation of our hydraulic fracturing equipment and shipment of frac sand, we operate trucks and other heavy equipment. As such, we operate as a motor carrier in providing certain of our services and therefore are subject to regulation by the United States Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials (HAZMAT). Our trucking operations are subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size.
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
Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment. After several attempts to delay implementation, in September 2018 the EPA issued a proposal to amend and reduce such requirements. In March 2015, the Bureau of Land Management (“BLM”) finalized a rule governing hydraulic fracturing on federal lands. In June 2016, a federal district court judge in Wyoming struck down the final rule, finding that the BLM lacked congressional authority to promulgate the rule. The BLM appealed that ruling. In September 2017, the U.S. Court of Appeals for the Tenth Circuit dismissed the appeal and remanded with directions to vacate the lower court’s opinion, leaving the final rule in place. The BLM initiated a rulemaking to rescind the final rule in December 2017. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
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
Our certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:

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

We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.
We have completed and may in the future pursue, asset acquisitions or acquisitions of businesses. Any acquisition of assets or businesses involves potential risks, including the failure to realize expected profitability, growth or accretion; environmental or regulatory compliance matters or liability; title or permit issues; the incurrence of significant charges, such as impairment of goodwill, or property, plant and equipment or restructuring charges; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount time and resources and may divert management’s attention from existing operations or other priorities.
We must plan and manage any acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. Any failure to manage acquisitions effectively or integrate acquired assets or businesses into our existing operations successfully, or to realize the expected benefits from an acquisition or minimize any unforeseen operational difficulties, could have a material adverse effect on our business, financial condition, prospects or results of operations.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2018, we had approximately $516.0 million of federal net operating loss carryforwards that will begin to expire in 2032 and state net operating losses of approximately $50.0 million that will begin to expire in 2024. Utilization of these net operating loss carryforwards (“NOLs”) depends on many factors, including our future income, which cannot be assured. In addition, Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three‑year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We have experienced ownership changes, which may result in annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built‑in gains in our assets existing at the time of the ownership change. The limitations arising from ownership changes may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
Future regulations relating to and interpretations of the recently enacted Tax Cuts and Jobs Act may have a material impact on our financial condition and results of operations.
The Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law on December 22, 2017. Among other things, the Tax Act reduces the U.S. corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest, and allows the expensing of capital expenditures. The Tax Act is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. The Treasury Department and the Internal Revenue Service continue to release regulations relating to and interpretive guidance of the legislation contained in the Tax Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.
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
We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control. If we fail to comply with the requirements of Section 404, or if we or our auditors identify and report material weaknesses in our internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.
None.
Item 2.     Properties
Our corporate headquarters are located at 1706 S. Midkiff, Bldg. B, Midland, Texas 79701. In addition to our headquarters, we also own and lease other properties that are used for field offices, yards or storage in the Permian Basin. We believe that our facilities are adequate for our current operations.
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

Market Information
On March 22, 2017, we consummated our initial public offering, or IPO, of our common stock at a price of $14.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol “PUMP.” Prior to our IPO, there was no public market for our stock. We have set forth in the table below the quarterly information with respect to the high and low prices for each quarter in 2018 and 2017.

	Price Per Share of Common Stock		Dividends Per Share
	High	Low
2018
Fourth quarter	$19.61	$11.68	N/A
Third quarter	$17.33	$14.54	N/A
Second quarter	$20.49	$14.20	N/A
First quarter	$22.49	$15.25	N/A

	Price Per Share of Common Stock		Dividends Per Share
	High	Low
2017
Fourth quarter	$20.49	$13.81	N/A
Third quarter	$14.48	$10.92	N/A
Second quarter	$14.70	$11.93	N/A
First quarter	$14.50	$12.47	N/A

Holders
As of December 31, 2018, there were 100,190,126 shares of common stock outstanding, held of record by 4 holders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.
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
Equity Compensation Plan Information
The following table sets forth our issuance of awards under our 2013 Stock Option Plan and 2017 Incentive Award Plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,727,911	5.14	3,874,852
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,727,911	5.14	3,874,852
___________________
(1)    Includes 3,802,763 option awards under the 2013 Stock Option Plan, and 754,423 option awards, 473,505 restricted share unit awards and 697,220 performance stock unit awards (assuming achievement of maximum payout) that have been granted under the 2017 Incentive Award Plan. The weighted average exercise price in column (b) does not take the restricted share unit awards or performance stock unit awards into account.
Performance Graph
The quarterly changes for the periods shown in the following graph are based on the assumption that $100 had been invested in our common stock, the Russell 2000 Index (“Russell 2000”) and a self-constructed peer group Index of comparable companies (“Peer Group”) on March 17, 2017 (the first trading date of our common stock), and that all dividends were reinvested at the closing prices of the dividend payment dates. The relevant companies included in our Peer Group consists of Keane Group, Inc., RPC, Inc., C&J Energy Services, Inc., Basic Energy Services, Inc., Calfrac Well Services Ltd., Patterson-UTI Energy, Inc., Superior Energy Services, Inc and Mammoth Energy services. We included Mammoth Energy Services to our peer group in 2018 because we believe they are a relevant peer in assessing our performance. Subsequent measurement points are the last trading days of each quarter in 2017. We did not provide a five-year graph because we became a publicly traded company in March of 2017. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on the last trading date of 2018. The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Peer Group	Russell 2000	ProPetro Holding Corp.
3/17/2017	$100.0	$100.0	$100.0
3/31/2017	$97.3	$99.6	$88.9
6/30/2017	$90.4	$101.7	$96.3
9/29/2017	$97.3	$107.1	$99.0
12/29/2017	$104.2	$110.4	$139.0
3/29/2018	$83.4	$109.9	$109.6
6/29/2018	$78.6	$118.1	$108.1
9/28/2018	$74.8	$121.9	$113.7
12/31/2018	$43.9	$96.9	$85.0

Item 6.     Selected Historical Financial Data.
The following table presents the available selected historical financial data of ProPetro Holding Corp. for the years indicated. There were no factors that materially affect the comparability of the information in the selected historical financial data presented.
The selected historical consolidated financial and operating data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this annual report.

	Year Ended December 31,
(In thousands, except for per share data)	2018	2017	2016	2015
Statement of Operations Data:
Revenue	$1,704,562	$981,865	$436,920	$569,618
Pressure pumping	1,658,403	945,040	409,014	510,198
All other	46,159	36,825	27,906	59,420
Costs and Expenses:
Cost of services(1)	1,270,577	813,823	404,140	483,338
General and administrative(2)	53,958	49,215	26,613	27,370
Depreciation and amortization	88,138	55,628	43,542	50,134
Property and equipment impairment expense	—	—	6,305	36,609
Goodwill impairment expense	—	—	1,177	—
Loss on disposal of assets	59,220	39,086	22,529	21,268
Total costs and expenses	1,471,893	957,752	504,306	618,719
Operating Income (Loss)	232,669	24,113	(67,386)	(49,101)
Other Income (Expense):
Interest expense	(6,889)	(7,347)	(20,387)	(21,641)
Gain on extinguishment of debt	—	—	6,975	—
Other expense	(663)	(1,025)	(321)	(499)
Total other expense	(7,552)	(8,372)	(13,733)	(22,140)
Income (loss) before income taxes	225,117	15,741	(81,119)	(71,241)
Income tax (expense) benefit	(51,255)	(3,128)	27,972	25,388
Net income (loss)	$173,862	$12,613	$(53,147)	$(45,853)
Per Share Information
Net income (loss) per common share:
Basic	$2.08	$0.17	$(1.19)	$(1.31)
Diluted	$2.00	$0.16	$(1.19)	$(1.31)
Weighted average common shares outstanding:
Basic	83,460	76,371	44,787	34,993
Diluted	87,046	79,583	44,787	34,993
Balance Sheet Data as of:
Cash and cash equivalents	$132,700	$23,949	$133,596	$34,310
Property and equipment — net of accumulated depreciation	$912,846	$470,910	$263,862	$291,838
Total assets	$1,274,522	$719,032	$541,422	$446,454
Long-term debt — net of deferred loan costs	$70,000	$57,178	$159,407	$236,876
Total shareholders’ equity	$797,355	$413,252	$221,009	$69,571
Cash Flow Statement Data:
Net cash provided by operating activities	$393,079	$109,257	$10,659	$81,230
Net cash used in investing activities	$(280,604)	$(281,469)	$(41,688)	$(62,776)
Net cash provided by (used in) financing activities	$(3,724)	$62,565	$130,315	$(15,216)

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock‑based compensation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.
Basis of Presentation
Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ProPetro Holding Corp.,” “the Company,” “we,” “our,” “us” or like terms refer to ProPetro Holding Corp. and its subsidiary.
Overview
Our Business
We are a growth‑oriented, Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production, or E&P, of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. Further, our fleet has been designed to handle the highest intensity and most complex fracturing jobs. During the ended December 31, 2018, we continued our organic growth by purchasing and deploying four newbuild hydraulic fracturing units, bringing our hydraulic horsepower, or HHP capacity to 905,000 HHP, or 20 fleets. The Permian Basin is widely regarded as the most prolific oil‑producing area in the United States, and following our acquisition of pressure pumping and related assets from Pioneer and Pioneer Pumping Services, we believe we are currently the largest provider of hydraulic fracturing services in the region by HHP, with total horse power of 1,415,000 HHP, or 28 fleets.
Acquisition of Pioneer Pressure Pumping Assets
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer and Pioneer Pumping Services. Prior to the purchase, the pressure pumping assets exclusively provided integrated pressure pumping services to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. In connection with the consummation of the transaction, we became a strategic long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to 10 years.
The pressure pumping assets acquired include eight hydraulic fracturing fleets with a total of 510,000 HHP, four coiled tubing units and an associated equipment maintenance facility. Through this acquisition we expanded our existing presence in the Permian Basin, and increased our pumping capacity by 56%, to 28 hydraulic fracturing fleets with a total of 1,415,000 HHP, further strengthening our position as the largest pure-play provider of integrated well completion services in the Permian Basin.

2018 Operational Highlights
Over the course of the year ended December 31, 2018, we:

•	Purchased and put into service four newbuild hydraulic fracturing fleets;

•
Consummated the acquisition of pressure pumping and related assets from Pioneer and Pioneer Pumping Services, adding eight hydraulic fracturing fleets, or 510,000 HHP, and ancillary equipment, expanding our total horse power to 1,415,000 HHP or 28 hydraulic fracturing fleets after giving effect to the acquisition;

•
In connection with the asset acquisition, entered into a long-term strategic relationship with Pioneer, an industry leading E&P company, to provide pressure pumping and related services for a term of up to 10 years;

•	Increased our ABL Credit Facility from $200.0 million to $300.0 million, while extending the term of the facility; and

•	Maintained a conservative balance sheet and sufficient liquidity.

•	Regional sand pumped increased significantly in 2018 from 14.7% in January 2018 to 71.6% in December 2018, which slightly impacted sand revenue offset by increased margin percentage.
2018 Financial Highlights
Among other financial highlights, for the year ended December 31, 2018:

•	Revenue increased $722.7 million, or 73.6%, to $1,704.6 million, as compared to $981.9 million for the year ended December 31, 2017, primarily as a result of the increase in our fleet size;

•
Cost of services (exclusive of depreciation and amortization) increased $456.8 million or 56.1% to $1,270.6 million, as compared to $813.8 million for the year ended December 31, 2017, primarily as a result of the increase in fleet size, resulting in higher activity levels. Cost of services as a percentage of revenue decreased to 74.5% in 2018 compared to 82.9% for the year ended December 31, 2017;

•
General and administrative expenses, inclusive of stock-based compensation (“G&A”), increased $4.7 million, or 9.6% to $54.0 million, as compared to $49.2 million for the December 31, 2017. G&A as a percentage of revenue decreased to 3.2% in 2018 from 5.0% for the year ended December 31, 2017;

•	Diluted net income per common share was $2.00, compared to $0.16 for the year ended December 31, 2017.
2019 Outlook
In 2019, we continue to focus on providing best-in-class service to our customers, helping our customer improve their well economics while continuing to enhance the Company’s profitability. We expect to achieve these objectives through:

•	continuing to enhance our dedicated customer model to drive production efficiencies;

•	maintaining full utilization of our hydraulic fracturing fleets;

•	pursuing operational efficiencies and cost reduction strategies;

•	pursuing expansion opportunities for our non-hydraulic fracturing operations;

•	maintaining our existing relationships with our vendors and developing strategic relationships with new suppliers to ensure continuity;

•	exploring potential opportunities for mergers or acquisitions, focused on our growth, market opportunities and creating value to our shareholders.

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
In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing and flowback services. We believe these complementary services create operational efficiencies for our customers and allow us to capture a greater portion of their capital spending across the lifecycle of a well. Additionally, we believe that these complementary services should benefit from a continued industry recovery and that we are well positioned to continue expanding these offerings in response to our customers’ increasing service needs and spending levels.
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
In addition to hydraulic fracturing services, we generate revenue through the complementary services that we provide to our customers, including cementing, coiled tubing and flowback services. These complementary services are provided through various contractual arrangements, including on a turnkey contract basis, in which we set a price to perform a particular job, or a daywork contract basis, in which we are paid a set price per day for our services. We are also sometimes paid by the hour for these complementary services.
Our revenue, profitability and cash flows are highly dependent upon prevailing crude oil prices and expectations about future prices. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. West Texas Intermediate (“WTI”) oil prices which declined significantly in 2015 and 2016, but recovered somewhat during 2017 and 2018. The average WTI oil prices per barrel was $65.1, $50.8 and $43.3 for the years ended December 31, 2018, 2017 and 2016, respectively. As a result of the recent recovery in oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, if oil prices increase, we believe U.S. rig counts will also increase, which may result in an increase in demand for drilling and pressure pumping services. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as rig count.
The historical average Permian Basin rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31
Drilling Type (Permian Basin)	2018	2017	2016
Directional	6	6	2
Horizontal	418	311	154
Vertical	43	39	26
Total	467	356	182

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
Expendables. Expendables are the largest expenses incurred, and include the product and freight costs associated with proppant, chemicals and other consumables used in our pressure pumping and other operations. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand and chemicals demanded when providing hydraulic fracturing services. Expendable product costs comprised approximately 56.0%, 61.3% and 61.0% of total costs of service for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in our expendable product cost as a percentage of revenue in 2018 is primarily attributable to the increase in the number of customers self-sourcing these expendables and an increase in the use of less expensive regional sand.
Other Direct Costs. We incur other direct expenses related to our service offerings, including the costs of fuel, repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Fuel is consumed both in the operation and movement of our hydraulic fracturing fleet and other equipment. Repairs and maintenance costs are expenses directly related to upkeep of equipment, which have been amplified by the demand for higher horsepower jobs. Capital expenditures to upgrade or extend the useful life of equipment are not included in other direct costs. Other direct costs were 30.9%, 26.5% and 24.4% of total costs of service for the years ended December 31, 2018, 2017 and 2016, respectively.
Direct Labor Costs. Payroll and benefit expenses related to our crews and other employees that are directly attributable to the effective delivery of services are included in our operating costs. Direct labor costs amounted to 13.1%, 12.2% and 14.5% of total costs of service for the years ended December 31, 2018, 2017 and 2016, respectively.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to evaluate and analyze the performance of our business, including Adjusted EBITDA or Adjusted EBITDA margin.
Adjusted EBITDA and Adjusted EBITDA margin
We view Adjusted EBITDA or Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our net income (loss), before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) (gain) on extinguishment of debt, (iii) stock based compensation, and (iv) other unusual or non‑recurring (income)/expenses, such as impairment and costs related to our initial public offering. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
Adjusted EBITDA or Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, and research analysts, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income)/expenses and items outside the control of our management team (such as income tax rates). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Note Regarding Non‑GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin are usually not financial measures presented in accordance with GAAP (“non-GAAP”), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA or Adjusted EBITDA margin provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses (income) and items outside the control of the Company. Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA or Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA or Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Reconciliation of net income (loss) to Adjusted EBITDA:

($ in thousands)	Pressure Pumping	All Other	Total
Year ended December 31, 2018
Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss (gain) on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO Bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523

($ in thousands)	Pressure Pumping	All Other	Total
Year ended December 31, 2017
Net income (loss)	$50,417	$(37,804)	$12,613
Depreciation and amortization	51,155	4,473	55,628
Interest expense	—	7,347	7,347
Income tax expense	—	3,128	3,128
Loss on disposal of assets	38,059	1,027	39,086
Stock‑based compensation	—	9,489	9,489
Other expense	—	1,025	1,025
Other general and administrative expense (1)	—	722	722
Deferred IPO Bonus	5,491	2,914	8,405
Adjusted EBITDA	$145,122	$(7,679)	$137,443

	Pressure Pumping	All Other	Total
Year ended December 31, 2016
Net loss	$(45,316)	$(7,831)	$(53,147)
Depreciation and amortization	37,282	6,260	43,542
Interest expense	—	20,387	20,387
Income tax benefit	—	(27,972)	(27,972)
Loss on disposal of assets	23,690	(1,161)	22,529
Property and equipment impairment expense	—	6,305	6,305
Goodwill impairment expense	—	1,177	1,177
Gain on extinguishment of debt	—	(6,975)	(6,975)
Stock‑based compensation	—	1,649	1,649
Other expense	—	321	321
Adjusted EBITDA	$15,656	$(7,840)	$7,816

(1)	Other general and administrative expense relates to legal settlement expense.

Results of Operations
We conduct our business through five operating segments: hydraulic fracturing, cementing, coil tubing, flowback and drilling. For reporting purposes, the hydraulic fracturing (which now includes our acidizing operations) and cementing operating segments are aggregated into our one reportable segment, pressure pumping. On August 31, 2018, we divested our surface air drilling segment in order to continue to position ourselves as a Permian Basin-focused pressure pumping business because we believe the pressure pumping market in the Permian Basin offers more supportive long-term growth fundamentals. In addition, with increased focus on our pressure pumping operations, we expect revenues and costs of services related to our drilling operating segment to comprise a lower percentage of total revenues and total costs of service in future results of operations when compared to historic results. Accordingly, we anticipate the financial significance of our drilling segment relative to the financial results from pressure pumping and other service offerings to continue to decline.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

($ in thousands, except percentages)	YEAR ENDED		CHANGE
	2018	2017	Variance	%
Revenue	$1,704,562	$981,865	$722,697	73.6%
Cost of services (1)	1,270,577	813,823	456,754	56.1%
General and administrative expense (2)	53,958	49,215	4,743	9.6%
Depreciation and amortization	88,138	55,628	32,510	58.4%
Loss on disposal of assets	59,220	39,086	20,134	51.5%
Interest expense	6,889	7,347	(458)	(6.2)%
Other expense	663	1,025	(362)	(35.3)%
Income tax expense	51,255	3,128	48,127	1,538.6%

Net income	$173,862	$12,613	$161,249	1,278.4%

Adjusted EBITDA (3)	$388,523	$137,443	$251,080	182.7%
Adjusted EBITDA Margin (3)	22.8%	14.0%	8.8%	62.9%

Pressure pumping segment results of operations:
Revenue	$1,658,403	$945,040	$713,364	75.5%
Cost of services	$1,236,262	$784,349	$451,912	57.6%
Adjusted EBITDA	$398,396	$145,122	$253,274	174.5%
Adjusted EBITDA Margin (4)	24.0%	15.4%	8.6%	55.8%
____________________

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock‑based compensation.

(3)
For definitions of the non‑GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our most directly comparable financial measures calculated in accordance with GAAP, please read “How We Evaluate Our Operations”.

(4)
The non‑GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenues for the pressure pumping segment.

Revenue.  Revenue increased 73.6%, or $722.7 million, to $1,704.6 million for the year ended December 31, 2018, as compared to $981.9 million for the year ended December 31, 2017. The increase was primarily attributable to the increase in activity levels resulting from increase in fleet size and demand for our services. Our pressure pumping segment revenues increased 75.5%, or $713.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Revenues from services other than pressure pumping increased 25.3%, or $9.3 million, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in revenues from services other than pressure pumping during the year ended December 31, 2018, was primarily attributable to the increase in demand for our flowback and coil tubing services.
Cost of Services.  Cost of services increased 56.1%, or $456.8 million, to $1,270.6 million for the year ended December 31, 2018, from $813.8 million during the year ended December 31, 2017. Cost of services in our pressure pumping segment increased $451.9 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increases were primarily attributable to higher activity levels, coupled with an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 74.5% for the year ended December 31, 2018, as compared to 83.0% for the year ended December 31, 2017. The decrease in cost of services as a percentage of revenue in our pressure pumping segment is attributed to the increased revenue from operational efficiencies and our cost control initiatives, which resulted in significantly higher realized Adjusted EBITDA margins during the year ended December 31, 2018.
General and Administrative Expenses.  General and administrative expenses increased 9.6%, or $4.7 million, to $54.0 million for the year ended December 31, 2018, as compared to $49.2 million for the year ended December 31, 2017. The net increase was primarily attributable to increases in payroll, insurance, property taxes, legal and professional fees, traveling expenses, subscriptions and dues and other general and administrative expenses totaling $14.3 million, and offset by a decrease in stock compensation expense of $4.0 million and deferred IPO cash bonus of $5.6 million.
Depreciation and Amortization.  Depreciation and amortization increased 58.4%, or $32.5 million, to $88.1 million for the year ended December 31, 2018, as compared to $55.6 million for the year ended December 31, 2017. The increase was primarily attributable to additional property and equipment purchased and put into service in the year ended December 31, 2018. We calculate depreciation of property and equipment using the straight-line method.
Loss on Disposal of Assets.  Loss on the disposal of assets increased 51.5%, or $20.1 million, to $59.2 million for the year ended December 31, 2018, as compared to $39.1 million for the year ended December 31, 2017. The increase was primarily attributable to increase in our fleet size and greater intensity of jobs completed.
Interest Expense.  Interest expense decreased 6.2%, or $0.5 million, to $6.9 million for the year ended December 31, 2018, as compared to $7.3 million for the year ended December 31, 2017. The decrease in interest expense was primarily attributable to a reduction of our average debt balance in 2018 compared to 2017.
Other Expense.  Other expense was $0.7 million for the year ended December 31, 2018, as compared to $1.0 million for the year ended December 31, 2017. The decrease was primarily attributable to a decrease in lenders related expenses, non-recurring listing related expenses, and the loss associated with the change in the fair value of our extinguished interest rate swap liability.
Income Tax Expense.  Income tax expense was $51.3 million for the year ended December 31, 2018, as compared to $3.1 million for the year ended December 31, 2017. The increase in our provision for income tax expense is primarily attributable to the increase in book income in 2018 compared to 2017. Additionally, the income tax expense during the year ended December 31, 2017, included a one-time deferred tax benefit offset of $3.4 million, resulting from the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	YEAR ENDED		CHANGE
($ in thousands, except percentages)	2017	2016	Variance	%
Revenue	$981,865	$436,920	$544,945	124.7%
Cost of services (1)	813,823	404,140	409,683	101.4%
General and administrative expense (2)	49,215	26,613	22,602	84.9%
Depreciation and amortization	55,628	43,542	12,086	27.8%
Property and equipment impairment	—	6,305	(6,305)	(100.0)%
Goodwill impairment	—	1,177	(1,177)	(100.0)%
Loss on disposal of assets	39,086	22,529	16,557	73.5%
Interest expense	7,347	20,387	(13,040)	(64.0)%
Gain on extinguishment of debt	—	(6,975)	(6,975)	(100.0)%
Other expense	1,025	321	704	219.3%
Income tax expense (benefit)	3,128	(27,972)	(31,100)	(111.2)%

Net income (loss)	$12,613	$(53,147)	$65,760	123.7%

Adjusted EBITDA (3)	$137,443	$7,816	$129,627	1,658.5%
Adjusted EBITDA Margin (3)	14.0%	1.8%	12.2%	677.8%

Pressure pumping segment results of operations:
Revenue	$945,040	$409,014	$536,025	131.1%
Cost of services	$784,349	$379,815	$404,534	106.5%
Adjusted EBITDA	$145,122	$15,656	$129,466	826.9%
Adjusted EBITDA Margin (4)	15.4%	3.8%	11.6%	305.3%
____________________

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock‑based compensation.

(3)
For definitions of the non‑GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our most directly comparable financial measures calculated in accordance with GAAP, please read ““How We Evaluate Our Operations”.

(4)
The non‑GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenues for the pressure pumping segment.

Revenue.  Revenue increased 124.7%, or $544.9 million, to $981.9 million for the year ended December 31, 2017, as compared to $436.9 million for the year ended December 31, 2016. The increase was primarily attributable to the increase in customer activity, fleet size and demand for our services, which led to an increase in pricing for our hydraulic fracturing and other services. Our pressure pumping segment revenues increased 131.1%, or $536.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Revenues from services other than pressure pumping increased 32.0%, or $8.9 million, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in revenues from services other than pressure pumping during the year ended December 31, 2017 was primarily attributable to the increase in revenues and customer demand for our flowback, coil tubing and surface drilling services, offset by the decrease in revenue from idling of our drilling rigs.

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
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy debt payments. As of December 31, 2018, our total liquidity consists of cash and cash equivalents of $132.7 million, and $125.0 million of availability under our ABL Credit Facility.
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
Cash and Cash Flows
The following table sets forth our net cash provided by (used in) operating, investing and financing activities during the year at December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net cash provided by operating activities	$393,079	$109,257	$10,659
Net cash used in investing activities	$(280,604)	$(281,469)	$(41,688)
Net cash (used in) provided by financing activities	$(3,724)	$62,565	$130,315
Operating Activities
Net cash provided by operating activities was $393.1 million for the year ended December 31, 2018, as compared to $109.3 million for the year ended December 31, 2017. The net increase of $283.8 million was primarily due to the increase in our revenue generating assets (fleet size), which has resulted in increases in revenue and net income in the year, offset by our working capital needs resulting from higher fleet size and expanding activity levels.
Net cash provided by operating activities was $109.3 million for the year ended December 31, 2017, as compared to $10.7 million for the year ended December 31, 2016. The net increase of $98.6 million was primarily due to an increase in revenue and net income in the year, resulting from an increase in customer activity, fleet size and demand for our services, and partially offset by the increase in our working capital needs resulting from higher fleet size and expanding activity levels.

Investing Activities
Net cash used in investing activities decreased to $280.6 million for the year ended December 31, 2018, from $281.5 million for the year ended December 31, 2017. The slight decrease was primarily attributable to the decrease in cash payment for capital expenditures during the year ended December 31, 2018, compared to the year ended December 31, 2017.
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
Financing Activities
Net cash used in financing activities was $3.7 million for the year ended December 31, 2018, compared to net cash provided of $62.6 million for the year ended December 31, 2017. Our net cash used in financing activities during the year ended December 31, 2018 was primarily driven by cash used for repayment of borrowings of $80.9 million, repayment of insurance financing of $4.5 million, debt issuance cost of $1.7 million, which was partially offset by cash proceeds from insurance financing $5.8 million and borrowings of $77.4 million. Our net cash provided by financing activities during the year ended December 31, 2017 was primarily from borrowings of $60.0 million, insurance financing proceeds of $4.1 million and initial public offerings (IPO) proceeds of $185.5 million, partially offset by repayment of borrowings of $166.5 million, repayment of insurance financing of $3.8 million, debt issuance of $1.7 million and IPO costs of $15.1 million.
Net cash provided by financing activities was $62.6 million for the year ended December 31, 2017, compared to $130.3 million for the year ended December 31, 2016. The net decrease in cash provided from financing activities was primarily attributable to the repayment of borrowings $166.5 million, repayment of insurance financing of $3.8 million, debt issuance cost of $1.7 million, payment of IPO costs of $15.1 million and offset by the receipt of $185.5 million of IPO proceeds, insurance financing proceeds of $4.1 million and proceeds from borrowings of $60.0 million during the year ended December 31, 2017, compared to net cash used of $71.3 million for repayment of borrowings, repayment of insurance financing of $4.5 million, payment of preferred equity financing costs of $7.5 million, debt extinguishment, debt issuance and IPO costs of $1.0 million, offset by insurance financing proceeds of $4.1 million, equity capitalization proceeds of $40.4 million and proceeds from preferred equity capitalization of $170.0 million during the year ended December 31, 2016.
Credit Facility and Other Financing Arrangements
ABL Credit Facility
On March 22, 2017, we entered into a new revolving credit facility with a $150 million borrowing capacity, or the ABL Credit Facility. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a term of 5 years and a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12 million. The ABL has a commitment fee of 0.375%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.

On February 22, 2018, we entered into a first amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million. The first amendment to ABL Credit Facility modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $15 million.
On December 19, 2018, we entered into a second amendment with our lenders to further increase the capacity of the ABL Credit Facility. The second amendment increased total capacity under the facility from $200.0 million to $300.0 million and extended the maturity date of the ABL Credit Facility from March 22, 2022 until December 19, 2023. The second amendment to the ABL Credit Facility further modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $22.5 million.
Equipment Financing Arrangements
On November 24, 2015, we entered into a 36‑month equipment financing arrangement for three hydraulic fracturing units, and received proceeds of $25.0 million. A portion of the proceeds were used to pay off manufacturer notes, and the remainder was used for additional liquidity. As of December 31, 2018, we have fully repaid all outstanding balance and met all obligations under this financing arrangement
On June 30, 2017, we entered into a financing arrangement for the purchase of light vehicles. As of December 31, 2018, we have fully repaid all outstanding balance and met all obligations under this financing arrangement.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2018.
Capital Requirements
Capital expenditures incurred were $592.6 million during the year ended December 31, 2018, as compared to $305.3 million during the year ended December 31, 2017. The increase was primarily attributable to our acquisition of Pioneer’s pressure pumping assets, which includes eight hydraulic fracturing fleets, four coiled tubing units and an associated equipment maintenance building.
Capital expenditures incurred were $305.3 million during the year ended December 31, 2017 as compared to $46.0 million during the year ended December 31, 2016. The increase was primarily attributable to additional property and equipment purchased.
Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2018.

($ in thousands)		Payment Due by Period
	Total	1 year or less	2 - 3 years	4 - 5 years	More than 5 years
ABL Credit Facility (1)	$70,000	$—	$—	$70,000	$—
Operating leases(2)	5,313	892	1,442	2,979	—
Total contractual obligations	$75,313	$892	$1,442	$72,979	$—
____________________

(1)
The ABL Credit Facility balance outstanding is exclusive of future commitment fees, interest or other fees since our potential future obligations thereunder are based on future events and cannot be reasonably estimated.

(2) Operating leases include agreements for various office and maintenance locations.

Recent Accounting Pronouncements
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Consolidated Financial Statements contained in this Form 10-K.
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
We retired certain components of equipment rather than entire pieces of equipment, which resulted in a net loss on disposal of assets of $59.2 million, $39.1 million and $22.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation of property and equipment is provided on the straight‑line method over estimated useful lives as shown in the table below. The estimated useful lives and salvage values of property and equipment is subject to key assumptions such as maintenance, utilization and job variation. Unanticipated future changes in these assumptions could negatively or positively impact our net income. A 10% change in the useful lives of our property and equipment would have resulted in approximately $8.8 million impact on pre-tax income during the year ended December 31, 2018.

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 20 years
Leasehold improvements	5 ‑ 20 years
Impairment of Long-Lived Assets
In accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) 360 regarding Accounting for the Impairment or Disposal of Long‑Lived Assets, we review the long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the assets is less than the carrying amount of such assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Our cash flow forecasts require us to make certain judgements regarding long‑term forecasts of future revenue and costs and cash flows related to the assets subject to review. The significant assumption in our cash flow forecasts is our future growth expectations. The significant assumption is uncertain in that it is driven by future demand for our services and utilization which could be impacted by crude oil market prices, future market conditions and technological advancements. Our fair value estimates for certain long‑lived assets require us to use significant other observable inputs among others, including significant assumptions related to market approach based on recent auction sales or selling prices of comparable equipment. The estimates of fair value are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. No events or changes in circumstances occurred that would indicate an impairment of our property and equipment during the year ended December 31, 2018.
If the crude oil market declines or the demand for vertical drilling does not recover, and if the equipment remains idle or under‑utilized, the estimated fair value of such equipment may decline, which could result in future impairment charges. Though the impacts of variations in any of these factors can have compounding or off‑setting impacts, a 10% decline in the estimated fair value of our drilling assets at December 31, 2018 would result in additional impairment of $0.5 million, and a 10% decline in the estimated future cash flows for our other asset groups would not indicate an impairment.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In determining the reasonableness of our valuation allowance as of December 31, 2018, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets and the ultimate realization of tax assets depends on the generation of sufficient taxable income.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (3) creating a new limitation on deductible interest expense, (4) changes to bonus depreciation, and (5) changing rules related to use and limitations of net operating loss carryforwards for tax years beginning after December 31, 2017.  The only material items that impacted the Company’s consolidated financial statements in 2017 were bonus depreciation and the corporate rate reduction.  While the corporate rate reduction is effective January 1, 2018, we accounted for this anticipated rate change during the year ended December 31, 2017, the year of enactment.  Consequently, we recorded a $3.4 million decrease to the net deferred tax liability, with a corresponding net adjustment to deferred tax benefit in our consolidated financial statements for the year ended December 31, 2017.
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
Interest Rate Risk
We may be subject to interest rate risk on variable rate debt under our credit facility. The impact of a 1% increase in interest rates on our variable rate debt as of December 31, 2018, 2017 and 2016 would have resulted in an increase in interest expense and corresponding decrease in pre‑tax income of approximately $0.7 million, $0.2 million and $2.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of ProPetro Holding Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. ProPetro Holding Corp. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.
There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Also, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, if any, within the Company will be detected. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The Company intends to continually improve and refine its internal controls.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that ProPetro Holding Corp. maintained effective internal control over financial reporting as of December 31, 2018. The independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2018, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 50.

/s/ Dale Redman
Dale Redman Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey Smith
Jeffrey Smith Chief Financial Officer (Principal Financial Officer)

Midland, Texas
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProPetro Holding Corp. and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders' equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with, accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2019
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiary

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ProPetro Holding Corp. and Subsidiary (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2019

Item 8. Financial Statements and Supplementary Data.

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands, except share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,700	$23,949
Accounts receivable - net of allowance for doubtful accounts of $100 and $443, respectively	202,956	199,656
Inventories	6,353	6,184
Prepaid expenses	6,610	5,123
Other current assets	638	748
Total current assets	349,257	235,660
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	912,846	470,910
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	13	301
Deferred revenue rebate - net of amortization	—	615
Other noncurrent assets	2,981	2,121
Total other noncurrent assets	12,419	12,462
TOTAL ASSETS	$1,274,522	$719,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$214,460	$211,149
Accrued liabilities	138,089	16,607
Current portion of long-term debt	—	15,764
Accrued interest payable	211	76
Total current liabilities	352,760	243,596
DEFERRED INCOME TAXES	54,283	4,881
LONG-TERM DEBT	70,000	57,178
OTHER LONG-TERM LIABILITIES	124	125
Total liabilities	477,167	305,780
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,190,126 and 83,039,854 shares issued, respectively	100	83
Additional paid-in capital	817,690	607,466
Accumulated deficit	(20,435)	(194,297)
Total shareholders’ equity	797,355	413,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,274,522	$719,032

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share data)

	2018	2017	2016
REVENUE - Service revenue	$1,704,562	$981,865	$436,920
COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,270,577	813,823	404,140
General and administrative (inclusive of stock‑based compensation)	53,958	49,215	26,613
Depreciation and amortization	88,138	55,628	43,542
Property and equipment impairment expense	—	—	6,305
Goodwill impairment expense	—	—	1,177
Loss on disposal of assets	59,220	39,086	22,529
Total costs and expenses	1,471,893	957,752	504,306
OPERATING INCOME (LOSS)	232,669	24,113	(67,386)
OTHER INCOME (EXPENSE):
Interest expense	(6,889)	(7,347)	(20,387)
Gain on extinguishment of debt	—	—	6,975
Other expense	(663)	(1,025)	(321)
Total other income (expense)	(7,552)	(8,372)	(13,733)
INCOME (LOSS) BEFORE INCOME TAXES	225,117	15,741	(81,119)
INCOME TAX (EXPENSE)/BENEFIT	(51,255)	(3,128)	27,972
NET INCOME (LOSS)	$173,862	$12,613	$(53,147)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$2.08	$0.17	$(1.19)
Diluted	$2.00	$0.16	$(1.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,460	76,371	44,787
Diluted	87,046	79,583	44,787

See notes to consolidated financial statements. 52

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In thousands)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid‑In Capital	Shares	Amount	Additional Paid‑In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2016	—	$—	$—	34,621	$35	$223,299	$(153,763)	$69,571
Stock‑based compensation cost	—	—	—	—	—	1,649	—	1,649
Additional equity capitalization, net of costs	—	—	—	18,007	18	40,407	—	40,425
Preferred equity capitalization, net of costs	17,000	17	162,494	—	—	—	—	162,511
Net loss	—	—	—	—	—	—	(53,147)	(53,147)
BALANCE - December 31, 2016	17,000	17	162,494	52,628	53	265,355	(206,910)	221,009
Stock‑based compensation cost	—	—	—	—	—	9,489	—	9,489
Initial Public Offering net of costs	—	—	—	13,250	13	170,128	—	170,141
Conversion of preferred stock to common stock at Initial Public Offering	(17,000)	(17)	(162,494)	17,000	17	162,494	—	—
Issuance of equity award—net	—	—	—	162	—	—	—	—
Net income	—	—	—	—	—	—	12,613	12,613
BALANCE - December 31, 2017	—	—	—	83,040	83	607,466	(194,297)	413,252
Stock‑based compensation cost	—	—	—	—	—	5,482	—	5,482
Issuance of equity award—net	—	—	—	550	1	246	—	247
Issuance of common stock	—	—	—	16,600	16	204,496	—	204,512
Net income	—	—	—	—	—	—	173,862	173,862
BALANCE - December 31, 2018	—	$—	$—	100,190	$100	$817,690	$(20,435)	$797,355

See notes to consolidated financial statements. 53

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$173,862	$12,613	$(53,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,138	55,628	43,542
Gain on extinguishment of debt	—	—	(6,975)
Property and equipment impairment expense	—	—	6,305
Goodwill impairment expense	—	—	1,177
Deferred income tax expense (benefit)	49,704	3,430	(27,972)
Amortization of deferred revenue rebate	615	1,846	1,846
Amortization of deferred debt issuance costs	403	3,403	2,091
Stock‑based compensation	5,482	9,489	1,649
Loss on disposal of assets	59,220	39,086	22,529
Gain loss on interest rate swap	—	(251)	(205)
Changes in operating assets and liabilities:
Accounts receivable	(3,300)	(84,477)	(24,888)
Other current assets	207	3,304	(563)
Inventories	(168)	(1,472)	3,859
Prepaid expenses	(1,418)	(468)	(62)
Accounts payable	9,720	64,228	37,049
Accrued liabilities	9,853	2,930	4,392
Accrued interest	761	(32)	32
Net cash provided by operating activities	393,079	109,257	10,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(284,197)	(285,891)	(42,832)
Proceeds from sale of assets	3,593	4,422	1,144
Net cash used in investing activities	(280,604)	(281,469)	(41,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	77,378	60,045	—
Repayments of borrowings	(80,946)	(166,546)	(41,295)
Proceeds from insurance financing	5,824	4,125	4,126
Repayments of insurance financing	(4,495)	(3,807)	(4,527)
Extinguishment of debt	—	—	(30,000)
Payment of debt extinguishment costs	—	—	(525)
Payment of debt issuance costs	(1,732)	(1,653)	(140)
Proceeds from exercise of equity awards	247	—	—
Proceeds from additional common equity capitalization	—	—	40,425
Proceeds from preferred equity capitalization	—	—	170,000
Payment of preferred equity capitalization costs	—	—	(7,489)
Proceeds from IPO	—	185,500	—
Payment of deferred IPO costs	—	(15,099)	(260)
Net cash (used in) provided by financing activities	(3,724)	62,565	130,315
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,751	(109,647)	99,286
CASH AND CASH EQUIVALENTS — Beginning of year	23,949	133,596	34,310
CASH AND CASH EQUIVALENTS — End of year	$132,700	$23,949	$133,596

See notes to consolidated financial statements. 54

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

1. ORGANIZATION AND HISTORY
ProPetro Holding Corp. (“Holding”), a Texas corporation was formed on April 14, 2007, to serve as a holding company for its wholly owned subsidiary ProPetro Services, Inc. (“Services”), a Texas corporation. Services provides hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, drilling and flowback services to oil and gas producers, located primarily in Texas, Oklahoma, New Mexico, Utah, Colorado, and Wyoming. Holding was converted and incorporated to a Delaware Corporation on March 8, 2017.
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
Accordingly, any information related to or dependent upon the share or option counts in the 2018, 2017 and 2016 consolidated financial statements and Note 13 Net Income (loss) Per Share, Note 14 Stock‑Based Compensation, Note 18 Equity Capitalization and Note 19 Quarterly Financial Data (Unaudited) have been updated to reflect the effect of the reverse stock split in December 2016 and the stock split in March 2017, as applicable.
On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer and Pioneer Pumping Services. The pressure pumping assets acquired were used to provide integrated well completion services in the Permian Basin to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. The incremental direct cost of $3.4 million incurred to consummate the transaction was capitalized as part of the acquisition cost. In connection with the acquisition, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to 10 years. The pressure pumping assets acquired include eight hydraulic fracturing fleets with 510,000 HHP, four coiled tubing units and the associated equipment maintenance facility. We evaluated and determined that the acquisition did not meet the definition of a Business under GAAP because substantially all of the assets acquired are concentrated in a group of similar assets. Accordingly, we have accounted for the acquisition as an asset purchase.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
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
Basis of Presentation — The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates — Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, depreciation of property and equipment, estimates of fair value of property and equipment, estimates related to fair value of reporting units for purposes of assessing goodwill, estimates related to deferred tax assets and liabilities, including any related valuation allowances, and estimates of fair value of stock‑based compensation. Actual results could differ from those estimates.
Revenue Recognition — The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, separated by reportable segment and all other, from which the Company generates its revenue.
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
All Other— All other services consist of our surface drilling, drilling, coil tubing and flowback, which are downhole well stimulation and completion/remedial services. The performance obligation for each of the services

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable — Accounts receivables are stated at the amount billed and billable to customers. Payment is typically due in full upon completion of the job for all of our services to customers. At December 31, 2018 and 2017 accrued revenue (unbilled receivable) included as part of our accounts receivable was $18.0 million and $24.8 million, respectively. At December 31, 2018, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $43.9 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment. At December 31, 2017 the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing operations was $26.4 million, which was recorded as part of our pressure pumping segment revenue for the year ended December 31, 2018.
At December 31, 2018, 2017 and 2016, the allowance for doubtful accounts was $0.1 million, $0.4 million and $0.6 million, respectively. During the year, additional allowance for doubtful accounts was $0.1 million and the allowance no longer required was 0.4 million.
Inventories — Inventories, which consists only of raw materials, are stated at lower of average cost and net realizable value.
Property and Equipment — The Company’s property and equipment are recorded at cost, less accumulated depreciation.
Depreciation — Depreciation of property and equipment is provided on the straight‑line method over the following estimated useful lives:

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 20 years
Leasehold improvements	5 ‑ 20 years
Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is recognized as a gain or loss in the statement of operations. The Company recorded a loss on disposal of assets of $59.2 million, $39.1 million and $22.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Impairment of Long‑Lived Assets — In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Accounting for the Impairment or Disposal of Long‑Lived Assets, the Company reviews its long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the asset group is less than the carrying amount of such asset group. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment was recorded in the years ended December 31, 2018 and 2017. The impairment recorded in 2016 was $6.3 million for property and equipment relating to the drilling asset group.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
In 2014, we acquired Blackrock Drilling, Inc. (“Blackrock”) for $1.8 million. The assets acquired from Blackrock were recorded as $0.6 million of equipment with the excess of the purchase price over the fair value of the assets recorded as goodwill of $1.2 million. The acquisition complemented our existing drilling operations. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets and liabilities assumed were recorded at their fair values as of the acquisition date. Based on our goodwill impairment test as of December 31, 2016, the Company concluded that there was an impairment of goodwill of $1.2 million related to the Blackrock acquisition. Accordingly, a $1.2 million impairment expense was recorded during the year ended December 31, 2016, to fully write-down the goodwill related to Blackrock. Prior to the impairment write‑down, the goodwill related to the Blackrock acquisition of $1.2 million was recorded in our all other reportable segment.
In 2011, we acquired Technology Stimulation Services, LLC (“TSS”) for $24.4 million. The assets acquired from TSS were recorded as $15.0 million of equipment with the excess of the purchase price over fair value of the assets recorded as goodwill of $9.4 million. The acquisition complemented our existing pressure pumping business. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets and liabilities assumed were recorded at their fair values as of the acquisition date. Based on our goodwill impairment tests as of December 31, 2018, 2017 and 2016, we concluded that the goodwill related to TSS acquisition was not impaired. The goodwill related to the TSS acquisition of $9.4 million is recorded in our pressure pumping reportable segment.
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
Advertising Expense — All advertising costs are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising expense was $1.3 million, $0.8 million and $0.4 million, respectively.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Loan Costs — The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, and accounting fees. These costs are being amortized over the term of the related loan using the straight‑line method. Deferred loan costs amortization is included in interest expense. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are expensed in the period in which such an event occurs. Deferred loan costs are classified as a reduction of long‑term debt or in certain instance as an asset in the consolidated balance sheet. Amortization of deferred loan costs is recorded as interest expense in the statement of operations, and during the years ended December 31, 2018, 2017 and 2016, the amount of expense recorded was $0.4 million, $3.4 million and $2.1 million, respectively.
Stock-Based Compensation — The Company recognizes the cost of stock‑based awards on a straight‑line basis over the requisite service period of the award, which is usually the vesting period under the fair value method. Total compensation cost is measured on the grant date using fair value estimates.
Insurance Financing — The Company annually renews its commercial insurance policies and records a prepaid insurance asset and amortizes it monthly over the coverage period. The Company may choose to finance a portion of the premiums and will make repayments monthly over ten months in equal installments.
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
Recently Issued Accounting Standards Adopted in 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of the consolidated financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU No. 2014-09 was effective for annual periods beginning after December 15, 2017, using either the full retrospective or modified retrospective method. We adopted ASU No. 2014-09 effective January 1, 2018, using the modified retrospective method. The adoption of this guidance had no impact on our prior period results of operations. This is because prior to the effective date of the new revenue guidance, substantially all of our performance obligations per our contracts with customers, except for hydraulic fracturing, were completed at a point-in-time, and revenue recognized when control was transferred to the customers, which is consistent with ASU No. 2014-09. Our hydraulic fracturing segment performance obligation is satisfied over time. Prior to the effective date of the new revenue standards, our hydraulic fracturing segment revenue was recognized based on actual stages completed, i.e. using the output method, which faithfully depicts how our services are transferred over time to our customers and is consistent with the requirements of the new guidance, ASU No. 2014-09. Accordingly, no adjustments to our consolidated financial statements were required, other than the additional disclosures included as part of Note 2 in our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted in 2018
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense recognition on the income statement. This ASU also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We adopted this new lease standard effective January 1, 2019 and intend to elect the modified retrospective transition method. As such, the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We also intend to elect other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. We believe that the adoption of this standard will result in an amount no greater than $10.0 million of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

3. SUPPLEMENTAL CASH FLOWS INFORMATION

	December 31,
($ in thousands)	2018	2017	2016
Supplemental cash flows disclosures
Interest paid	$5,068	$3,966	$18,249
Income taxes paid	$—	$—	$3
Supplemental disclosure of non‑cash investing and financing activities
Capital expenditures included in accounts payable and accrued liabilities	$137,647	$33,850	$3,176
Conversion of preferred stock to common stock at Initial Public Offering	$—	$162,511	$—
Non-cash purchases of property and equipment	$204,512	$—	$—
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities and long-term debt. The estimated fair value of our financial instruments — cash and cash equivalent, accounts receivable and accounts payable and accrued liabilities at December 31, 2018 and 2017 approximates their

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
4. FAIR VALUE MEASUREMENTS (Continued)

carrying value as reflected in our consolidated balance sheets because of their short‑term nature. In 2018, we did not have a derivate financial instrument. Prior to 2018, we used a derivative financial instrument, an interest rate swap, to manage interest rate risk. Our policies do not permit the use of derivative financial instruments for speculative purposes. We did not designate the interest rate swap as a hedge for accounting purposes. We record all derivatives as of the end of our reporting period in our consolidated balance sheet at fair value, which is based on quoted market prices, which represents a level 1 in the fair value measurement hierarchy. Based on quoted market prices as of December 31, 2017 and 2016, for contracts with similar terms and maturity date, as provided by the counterparty, we recorded a gain of $0.3 million and $0.2 million, respectively, in our consolidated statement of operations. The fair value of the interest rate swap liability at December 31, 2017 and 2016 was $0 and $0.3 million, respectively.
Assets Measured at Fair Value on a Nonrecurring Basis
No assets were measured at fair value on a nonrecurring basis at December 31, 2018 and 2017, respectively.
No impairment was recorded for our property and equipment during the year ended December 31, 2018 and 2017. In 2016, the depressed cash flows and continued decline in utilization of our drilling assets were indicative of potential impairment, resulting in the Company comparing the carrying value of the drilling assets with its estimated fair value. We determined that the carrying value of the drilling assets was greater than its estimated fair value and accordingly, an impairment expense was recorded. In 2016, the non‑cash asset impairment charges for drilling was $6.3 million, which had a net carrying value of $15.0 million prior to the impairment write‑down. See Note 7, “Impairment of Long‑Lived Assets.”
We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is recorded in the period. There were no additions to, or disposal of, goodwill during the year ended December 31, 2018, 2017 and 2016. Based on our annual goodwill impairment test, no impairment of goodwill was recorded for the year ended December 31, 2018 and 2017. At December 31, 2016, we estimated the fair value of our surface air drilling reporting unit to be $3.8 million and its carrying value was $4.2 million. As a result of the potential impairment with the carrying value exceeding the estimated fair value, we then further determined the implied fair value of the surface drilling goodwill to be $0. Accordingly, we recorded an impairment expense of $1.2 million. The impairment expense was attributable to the challenging oil and gas market and slow recovery of crude oil prices, all of which adversely impacted on our expected future cash flows for the surface air drilling reporting unit.
5. INTANGIBLE ASSETS
Intangible assets are composed of internally developed software. Intangible assets are amortized on a straight‑line basis with a useful life of five years. Amortization expense included in net income (loss) for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.3 million and $0.3 million, respectively. At December 31, 2018 and 2017, respectively, the company’s intangible assets subject to amortization are as follows:

($ in thousands)	2018	2017
Internally developed software	$1,440	$1,440
Less accumulated amortization	1,427	1,139
Intangible assets — net	$13	$301

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

($ in thousands)
Year	Estimated Future Amortization Expense
2019	$13
2020	—
Total	$13
The average amortization period remaining is approximately 0.05 years.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2018 and 2017, respectively:

($ in thousands)	2018	2017
Land	$7,669	$—
Building	23,840	—
Equipment and vehicles	1,105,380	646,800
Leasehold improvements	5,559	4,987
Subtotal	1,142,448	651,787
Less accumulated depreciation	229,602	180,877
Property and equipment — net	$912,846	$470,910
7. IMPAIRMENT OF LONG‑LIVED ASSETS
Whenever events or circumstances indicate that the carrying value of long‑lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. Asset recoverability is estimated using undiscounted future net cash flows at the lowest identifiable level, excluding interest expense and one‑time other income and expense adjustments. During the year, the Company determined the lowest level of identifiable cash flows to be at the asset group level, which consists of hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback and drilling.
During the year ended December 31, 2018 and 2017, no impairment expense was recorded for any of our asset groups. During the year ended December 31, 2016, the gradual shift from vertical to horizontal drilling rigs in the Permian Basin led to the deterioration in utilization of our drilling rigs, and we expected undiscounted future cash flows to be lower than the carrying value of the drilling assets. Given that the carrying value of the drilling assets may not be recoverable, the Company estimated the fair value of the asset group and compared it to its carrying value. Potential impairment exists if the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset group. The impairment expense is determined by comparing the estimated fair value with the carrying value of the related asset, and any excess amount by which the carrying value exceeds the fair value is recorded as an impairment expense in the period. At December 31, 2016, the estimated fair value of the drilling asset group of $8.7 million was determined using the market approach, which represents a level 2 in the fair value measurement hierarchy. Our fair value estimates required us to use significant other observable inputs including assumptions related to replacement cost, among others. Accordingly, an impairment expense of $6.3

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
7. IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

million was recorded in 2016 as the carrying value of the drilling asset group of $15.0 million was greater than its then estimated fair value. All other assets group carrying values were determined to be recoverable in 2016.
8. DEFERRED REVENUE REBATE
In November 2011, the Company acquired certain oilfield fracturing equipment from a customer and agreed to provide future fracturing services to the customer for a period of 78 months in exchange for a 12% $25.0 million note payable to the customer. The Company recorded the fracturing equipment at its estimated fair value of approximately $13.0 million and assigned the remaining value of approximately $12.0 million to a deferred revenue rebate account to be amortized over the customer’s 78‑month service period. In March 2013, the Company repaid the note payable to the customer. For each of the years ended December 31, 2018, 2017 and 2016 the Company recorded $0.6 million, $1.8 million and $1.8 million, respectively, of amortization rebate as a reduction of revenue.
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
In 2015, given the then near-term economic uncertainty and volatility of commodity prices, we determined that we were likely to be out of compliance with the leverage ratio covenant under the Term Loan and Revolving Credit Facility at the March 31, 2016 test date. Accordingly, the Company and its then equity sponsor, Energy Capital Partners ("ECP"), commenced negotiations with the lenders to amend the covenants and leverage ratio in the Term Loan and Revolving Credit Facility. The resulting amendment and waiver agreement was executed on June 8, 2016. Under the terms of the amendment, ECP infused $40.0 million of additional equity into the Company, $10.0 million of which was reserved for working capital, with up to $30.0 million available to repurchase debt. A minority shareholder also infused $0.4 million alongside ECP to prevent dilution. The amendment and waiver also suspended the leverage ratio test until June 30, 2017, and provided us with 30 days to deliver any past-due financial statements.
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
On January 13, 2017, we repaid $75.0 million of the outstanding balance under the Term Loan and repaid the remaining balance of $13.5 million under the Revolving Credit Facility using a portion of the proceeds from our private placement offering. On March 22, 2017, we retired the $71.8 million remaining balance of the Term Loan, along with accrued interest, using a portion of the proceeds from our IPO. Each of the Term Loan and Revolving Credit Facility were terminated in accordance with their terms upon the repayment of outstanding borrowings.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
9. LONG‑TERM DEBT (Continued)

Equipment Financing
On November 24, 2015, we entered into a 36 months financing arrangement for three hydraulic fracturing units in the amount of $25.0 million, and a portion of the proceeds were used to pay off the previous manufacturer notes, with the remainder being used for additional liquidity. As of December 31, 2018, we have fully repaid all outstanding balance and met all obligations under this financing arrangement.
On June 30, 2017, we entered into a financing arrangement for the purchase of light vehicles. As of December 31, 2018, we have fully repaid all outstanding balance and met all obligations under this financing arrangement.
ABL Credit Facility
On March 22, 2017, we entered into a new revolving credit facility with a $150.0 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a term of 5 years and a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12.0 million. The ABL has a commitment fee of 0.38%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.
On February 22, 2018, we entered into a first amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million. The first amendment to the ABL Credit Facility modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $15 million.
On December 19, 2018, we entered into a second amendment with our lenders to further increase the capacity of the ABL Credit Facility. The second amendment increased total capacity under the facility from $200.0 million to $300.0 million and extended the maturity date of the ABL Credit Facility from March 22, 2022 until December 19, 2023. The second amendment to the ABL Credit Facility modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $22.5 million.
The fair values of the ABL Credit Facility and equipment financing approximate their carrying values.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
9. LONG‑TERM DEBT (Continued)

Total debt consisted of the following notes at December 31, 2018 and 2017, respectively:

($ in thousands)	2018	2017
ABL Credit Facility	$70,000	$55,000
Equipment financing	—	17,942
Total debt	70,000	72,942
Less current portion of long-term debt	—	15,764
Total long-term debt	$70,000	$57,178
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet.
Annual Maturities — Scheduled annual maturities of total debt are as follows at December 31, 2018:

($ in thousands)
2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	70,000
Total	$70,000
10. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at December 31, 2018 and 2017, respectively:

($ in thousands)	2018	2017
Accrued capital expenditure	$109,832	$—
Accrued insurance	3,905	2,762
Accrued payroll and related expenses	15,854	10,110
Accrued taxes and others	8,498	3,735
Total	$138,089	$16,607

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

11. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan whereby all employees with six months of service may contribute up to $15,000 to the plan annually. The employees vest in the Company contributions to the 401(k) plan 25% per year, beginning in the employee’s second year of service, with full vesting occurring after five years of service. The employees are fully vested in their contributions when made. The Company matches employee contributions 20 cents on the dollar up to 10% of gross salary. During the years ended December 31, 2018, 2017 and 2016, the recorded expense under the plan was $0.3 million, $0.2 million and $0.2 million, respectively. Effectively January 1, 2019, we modified our 401(k) plan whereby all employees with sixty days of service may contribute up to $19,000 to the plan annually. The employees vest in the Company contributions to the 401(k) plan 25% per year, beginning in the employee’s first year of service, with full vesting occurring after four years of service. The employees are fully vested in their contributions when made. The Company matches 100% of the employee contributions up to 6% of gross salary.
12. REPORTABLE SEGMENT INFORMATION
The Company has five operating segments for which discreet financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
On August 31, 2018, we divested our surface air drilling operations, included in our "all other" category, in order to continue to focus and position ourselves as a Permian Basin-focused pressure pumping business because we believe the pressure pumping market in the Permian Basin offers more supportive long-term growth fundamentals. The divestiture of our surface air drilling operations did not qualify for presentation and disclosure as discontinued operations, and accordingly, we have recorded the resulting loss on disposal of our surface air drilling of $0.3 million as part of our loss on disposal of asset in our consolidated statement of operations. The divestiture of our surface air drilling operations resulted in a reduction in the number of our current operating segments to five. The change in the number of our operating segments did not impact our reportable segment information reported for the years ended December 31, 2018, 2017 and 2016.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
12. REPORTABLE SEGMENT INFORMATION (Continued)

($ in thousands)
	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2018
Service revenue	$1,658,403	$46,159	$1,704,562
Adjusted EBITDA	$398,396	$(9,873)	$388,523
Depreciation and amortization	$83,404	$4,734	$88,138
Capital expenditures	$577,171	$15,431	$592,602
Goodwill	$9,425	$—	$9,425
Total assets	$1,230,830	$43,692	$1,274,522

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2017
Service revenue	$945,040	$36,825	$981,865
Adjusted EBITDA	$145,122	$(7,679)	$137,443
Depreciation and amortization	$51,155	$4,473	$55,628
Capital expenditures	$300,406	$4,893	$305,299
Goodwill	$9,425	$—	$9,425
Total assets	$688,279	$30,753	$719,032

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2016
Service revenue	$409,014	$27,906	$436,920
Adjusted EBITDA	$15,656	$(7,840)	$7,816
Depreciation and amortization	$37,282	$6,260	$43,542
Property and equipment impairment expense	$—	$6,305	$6,305
Goodwill impairment expense	$—	$1,177	$1,177
Capital expenditures	$45,473	$535	$46,008
Goodwill	$9,425	$—	$9,425
Total assets	$501,906	$39,516	$541,422

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
12. REPORTABLE SEGMENT INFORMATION (Continued)

Reconciliation of net income (loss) to adjusted EBITDA:

($ in thousands)	Pressure Pumping	All Other	Total
Year ended December 31, 2018
Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss (gain) on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO Bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523

Year ended December 31, 2017	Pressure Pumping	All Other	Total
Net income (loss)	$50,417	$(37,804)	$12,613
Depreciation and amortization	51,155	4,473	55,628
Interest expense	—	7,347	7,347
Income tax expense	—	3,128	3,128
Loss on disposal of assets	38,059	1,027	39,086
Stock‑based compensation	—	9,489	9,489
Other expense	—	1,025	1,025
Other general and administrative expense (1)	—	722	722
Deferred IPO Bonus	5,491	2,914	8,405
Adjusted EBITDA	$145,122	$(7,679)	$137,443

	Pressure Pumping	All Other	Total
Year ended December 31, 2016
Net loss	$(45,316)	$(7,831)	$(53,147)
Depreciation and amortization	37,282	6,260	43,542
Interest expense	—	20,387	20,387
Income tax benefit	—	(27,972)	(27,972)
Loss on disposal of assets	23,690	(1,161)	22,529
Property and equipment impairment expense	—	6,305	6,305
Goodwill impairment expense	—	1,177	1,177
Gain on extinguishment of debt	—	(6,975)	(6,975)
Stock‑based compensation	—	1,649	1,649
Other expense	—	321	321
Adjusted EBITDA	$15,656	$(7,840)	$7,816

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
12. REPORTABLE SEGMENT INFORMATION (Continued)

Major Customers
For the years ended December 31, 2018, 2017 and 2016, the Company had revenue from the following significant customers that accounted for the following percentages of the Company’s total revenue:

	2018	2017	2016
Customer A	24.1%	15.0%	18.0%
Customer B	16.5%	13.8%	12.5%
Customer C	12.2%	12.7%	8.7%
Customer D	8.9%	12.6%	7.0%
Customer E	7.1%	11.8%	—%
For the year ended December 31, 2018, pressure pumping made up 97.4% of Customer A, 98.3% of Customer B, 100.0% of Customer C, 100.0% of Customer D and 100.0% of customer E. For the year ended December 31, 2017, pressure pumping made up 99.9% of Customer A, 99.2% of Customer B, 99.9% of Customer C, 99.8% of Customer D and 95.5% of customer E. For the year ended December 31, 2016, pressure pumping made up 96.0% of Customer A, 99.0% of Customer B, 100.0% of Customer C and 99.0% of Customer D.
13. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted-average number of shares outstanding during the year. Diluted net income (loss) per common share uses the same net income (loss) divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stocks units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method. The table below shows the calculations for years ended December 31, 2018, 2017 and 2016.

(In thousands, except for per share data)	2018	2017	2016
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$173,862	$12,613	$(53,147)
Denominator
Denominator for basic income (loss) per share	83,460	76,371	44,787
Dilutive effect of stock options	3,129	2,903	—
Dilutive effect of performance stock units	277	59	—
Dilutive effect of non-vested restricted stock units	180	250	—
Denominator for diluted income (loss) per share	87,046	79,583	44,787
Basic net income (loss) per common share	$2.08	$0.17	$(1.19)
Diluted net income (loss) per common share	$2.00	$0.16	$(1.19)
As shown in the table below, the following non-vested restricted stock units, preferred stock, performance stock units, and stock options have not been included in the calculation of diluted income (loss) per share for years ended December 31, 2018, 2017 and 2016 as they would be anti-dilutive to the calculation above.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
13. NET INCOME (LOSS) PER SHARE (Continued)

(Count in thousands)	2018	2017	2016
Stock options	—	—	4,646
Preferred stock	—	—	17,000
Performance stock units	—	—	—
Non-vested restricted stock units	—	—	372
	—	—	22,018
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
On December 1, 2013, we granted 699,820 stock option awards to certain key employees which were scheduled to vest in four substantially equal annual installments, subject to service and performance requirements and acceleration upon a change in control. As of December 31, 2016 and 2015 the performance requirements were not considered to be probable of achievement for any of the outstanding option awards and 114,456 options were forfeited during the year ended December 31, 2016. Effective March 16, 2017, we terminated the options in connection with our IPO and approved a cash bonus totaling $5.1 million to the holders of the options.
The contractual term for the options awarded is 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of grant using the following assumptions:

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
14. STOCK‑BASED COMPENSATION (Continued)

Expected volatility	45%
Expected dividends	$—
Expected term (in years)	6.25
Risk free rate	1.83%
On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees and directors which are scheduled to vest in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. We fully accelerated vesting of the options in connection with our IPO.
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

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
14. STOCK‑BASED COMPENSATION (Continued)

A summary of the stock option activity during the year ended December 31, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	4,636,353	$5.20
Granted	—	—
Exercised	(49,912)	$4.95
Forfeited	(29,255)	$14.00
Expired	—	$—
Canceled	—	$—
Outstanding at December 31, 2018	4,557,186	$5.14
Exercisable at December 31, 2018	3,994,990	$3.90
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $0, $3.35 and $1.77, respectively. As of December 31, 2018, the aggregate intrinsic value for our outstanding stock options was $34.0 million, and the aggregate intrinsic value for our exercisable stock options was $34.0 million. The aggregate intrinsic value for the exercised stock options during the year was $0.7 million. The remaining contractual term for the outstanding and exercisable stock options as of December 31, 2018, were 5.9 years and 5.6 years, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.6 million, $2.9 million and $1.6 million, respectively, in compensation expense related to all stock options.

Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

On September 30, 2013, our Board of Directors authorized and granted 372,335 restricted stock units (RSUs) to a key executive. Each RSU represents the right to receive one share of common stock of the Company at par value $0.001 per share. Under the terms of the award, the shares of common stock subject to the RSUs were to be paid to the grantee upon change in control, regardless of whether the grantee was affiliated with the Company on the settlement date. The fair value of the RSUs is measured as the price of the Company’s shares on the grant date, which was estimated to be $3.89. The share price used to estimate the fair value of the RSU at the grant date was based on a combination of income and market approaches, which are highly complex and sensitive. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value of the Company’s stock. Effective March 22, 2017, the Board of Directors canceled these RSUs and issued 372,335 new RSUs to the grantee. These issued RSUs are effectively identical to the RSUs granted in 2013, provided, however, that the RSUs was payable in full on March 22, 2018. The fair value of the RSUs issued on March 22, 2017, was based on the Company's closing stock market price at the grant date. In connection with the IPO, we fully recognized the stock compensation expense related to the re-issued RSUs.

In 2018, our Board of Directors granted 319,250 RSUs to employees, directors and executives pursuant to the Incentive Award Plan ("IAP"). Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. For the years ended December 31, 2018, 2017 and 2016 the recorded stock compensation expense for all RSUs was $2.9 million, $6.2 million and $0, respectively. As of December 31, 2018, the total unrecognized compensation expense for all RSUs was approximately $5.7 million, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
14. STOCK‑BASED COMPENSATION (Continued)

The following table summarizes the restricted stock units activity during the year December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	688,744	$13.66
Granted	319,250	$18.49
Vested	(500,360)	$13.87
Exercised	—	$—
Forfeited	(34,129)	$15.99
Expired	—	$—
Canceled	—	$—
Outstanding at December 31, 2018	473,505	$16.52

Effective June 5, 2017, our Board of Directors authorized and granted performance stock unit awards to certain key employees under the IAP. The actual number of shares that may be issued under the performance stock unit awards ranges from zero up to a maximum of twice the target number of performance stock unit awards (“PSUs”) granted to the participant, based on our total shareholder return relative to a designated peer group from the date of our IPO through December 31, 2019. Effective April 18, 2018, our Board of Directors authorized and granted PSUs to certain key employees under the IAP. The actual number of shares that may be issued under the PSUs ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from January 1, 2018 through December 31, 2020. Compensation expense is recorded ratably over the corresponding requisite service period. The fair value of performance stock unit awards is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. For the years ended December 31, 2018, 2017 and 2016 the recorded stock compensation expense for the performance stock units was $2.0 million, $0.4 million and $0, respectively.

The following table summarizes the performance stock units activity during the year ended December 31, 2018:

Period Granted	Target Shares Outstanding at Beginning of Year	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at End of Year	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	—	178,975	—	—	178,975	$27.51
Total	169,635	178,975	—	—	348,610	$19.34

The total stock compensation expense for the years ended December 31, 2018, 2017 and 2016 for all stock awards was $5.5 million, $9.5 million and $1.6 million, respectively. The total unrecognized compensation expense as of December 31, 2018 is approximately $11.5 million, and is expected to be recognized over a weighted-average period of approximately 2.0 years.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

15. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows:

($ in thousands)	2018	2017	2016
Federal:
Current	$—	$(376)	$—
Deferred	48,738	3,634	(29,082)
	48,738	3,258	(29,082)
State:
Current	1,551	74	—
Deferred	966	(204)	1,110
	2,517	(130)	1,110
Total expense (benefit)	$51,255	$3,128	$(27,972)
Reconciliation between the amounts determined by applying the federal statutory rate of 21% for year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to income tax (expense)/benefit is as follows:

($ in thousands)	2018	2017	2016
Tax at federal statutory rate	$47,275	$5,510	$(28,392)
State taxes, net of federal benefit	1,874	176	(216)
Non-deductible expenses	2,423	1,582	498
Stock-based compensation	(426)	(655)	—
Valuation allowance	(1,151)	273	879
Effect of change in enacted Tax Act	—	(3,448)	—
Other	1,260	(310)	(741)
Total expense (benefit)	$51,255	$3,128	$(27,972)

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
15. INCOME TAXES (Continued)

Deferred tax assets and liabilities are recognized for estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The significant items giving rise to deferred tax assets (liabilities) at December 31, 2018 and 2017, respectively, are as follows:

($ in thousands)	2018	2017
Deferred Income Tax Assets
Accrued liabilities	$769	$1,264
Allowance for doubtful accounts	21	94
Goodwill and other intangible assets	4,010	5,304
Stock‑based compensation	2,632	2,960
Net operating losses	111,580	56,788
Other	63	69
Noncurrent deferred tax assets	119,075	66,479
Total deferred tax assets	119,075	66,479
Valuation allowance	—	(1,151)
Total deferred tax assets — net	119,075	65,328
Deferred Income Tax Liabilities
Property and equipment	(172,164)	(68,811)
Prepaid expenses	(1,194)	(965)
Other	—	(131)
Noncurrent deferred tax liabilities	(173,358)	(69,907)
Net deferred tax liability	$(54,283)	$(4,579)
At December 31, 2018, the Company had approximately $516.0 million of federal net operating loss carryforwards that will begin to expire in 2032 and state net operating losses of approximately $50.0 million that will begin to expire in 2024. Utilization of net operating loss carryforwards may be limited due to past or future ownership changes. As of December 31, 2018, the Company was no longer in a cumulative book loss for the current and two prior years. Based on its estimate of future taxable income, the Company determined it is more likely than not that it will utilize its deferred tax assets. Accordingly, the valuation allowance against its state deferred tax assets was reversed.
The Company’s U.S. federal income tax returns for the years ended December 31, 2015 through December 31, 2017 remain open to examination by the Internal Revenue Service under the applicable U.S. federal statute of limitations provisions. The various states in which the Company is subject to income tax are generally open to examination for the tax years ended after December 31, 2014.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (“AMT’’) and changing how existing AMT credits can be realized, (3) creating a new limitation on deductible interest expense, (4) changes to bonus depreciation, and (5) changing rules related to use and limitations of net operating loss carryforwards for tax years beginning after December 31, 2017. We have completed our analysis of the Tax Act. The only material items that impacted the Company’s consolidated financial statements in 2017 were bonus depreciation and the corporate rate reduction. While the corporate rate reduction was effective January 1, 2018, we accounted for the effect of the rate change during the year ended December 31, 2017,

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016
15. INCOME TAXES (Continued)

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
The Company evaluated all tax positions and determined that the aggregate exposure under ASC 740‑10 did not have a material effect on the consolidated financial statements during the year ended December 31, 2018, 2017 and 2016. Therefore, no adjustments have been made to the consolidated financial statements related to the implementation of ASC 740‑10. The Company will continue to evaluate its tax positions in accordance with ASC 740‑10 and will recognize any future effect as a charge to income in the applicable period.
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
For the years ended December 31, 2018, 2017 and 2016, the Company paid approximately $0.4 million, $0.3 million and $0.2 million, respectively, for the use of transportation services from a related party.
The Company also rents equipment in Elk City, Oklahoma from a related party. For the years ended December 31, 2018, 2017 and 2016, the Company paid $0.2 million, $0.2 million and $0.2 million, respectively.
At December 31, 2018, 2017 and 2016, the Company had $0.01 million, $0.02 million and $0 in payables, respectively, and approximately $0, $0 and $0.04 million in receivables, respectively, for related parties for services provided.
All agreements pertaining to realty property and equipment were entered into during periods where the Company had limited liquidity and related parties secured them on behalf of the Company. All related party receivables and payables are immaterial and have not been separately shown on the face of the financial statements.
17. COMMITMENTS AND CONTINGENCIES
Operating Lease — The Company has various operating leases for office space and certain property and equipment. For the years ended December 31, 2018, 2017 and 2016, the Company recorded operating lease expense of $1.7 million, $1.4 million and $1.4 million, respectively. Required remaining lease payments for each fiscal year are as follows:

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

17. COMMITMENTS AND CONTINGENCIES (Continued)

($ in thousands)
2019	$892
2020	721
2021	721
2022	721
2023 and thereafter	2,258
Total	$5,313
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

On November 9, 2017, ECP sold 13,800,000 shares of its common stock holdings in a secondary offering at $15.07 per share, and sold all of their remaining holdings in October of 2018.

Convertible Preferred Stock
On December 27, 2016, we completed a private placement offering of $170.0 million, issuing 16,999,990 shares of Series A nonparticipating convertible preferred stock, par value $0.001 per share. Costs associated with the offering were approximately $7.0 million, resulting in net proceeds to the Company of approximately $163.0 million.
As of December 31, 2016, 16,999,990 shares of Series A convertible preferred stock were issued and outstanding, convertible into common stock at the conversion price per the private placement agreement. In connection with our IPO, all 16,999,990 shares of our outstanding Series A Preferred Stock converted to common stock on a 1:1 basis.

Initial Public Offering
On March 22, 2017, we consummated our IPO in which 25,000,000 shares of our common stock, par value $0.001 per share, were sold at a public offering price of $14.00 per share, with 13,250,000 shares issued and sold by the Company and $11,750,000 shares sold by existing stockholders.

At December 31, 2018 and 2017, the Company had 100,190,126 and 83,039,854 shares outstanding, respectively.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2018, 2017 AND 2016

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth our unaudited quarterly results for each of the last four quarters for the years ended December 31, 2018 and 2017. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	2018
(In thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$385,219	$459,888	$434,041	$425,414
Gross profit	$87,097	$108,000	$113,895	$124,993
Net income	$36,708	$39,091	$46,285	$51,778
Net income per common share:
Basic	$0.44	$0.47	$0.55	$0.62
Diluted	$0.42	$0.45	$0.53	$0.59
Weighted average common shares outstanding:
Basic	83,081	83,447	83,544	83,758
Diluted	86,848	86,878	86,878	87,218

	2017
(In thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service revenue	$171,931	$213,492	$282,730	$313,712
Gross profit	$22,366	$36,715	$57,297	$51,664
Net income (loss)	$(24,351)	$4,921	$21,965	$10,078
Net income (loss) per common share:
Basic	$(0.43)	$0.06	$0.26	$0.12
Diluted	$(0.43)	$0.06	$0.25	$0.12
Weighted average common shares outstanding:
Basic	55,996	83,040	83,040	83,040
Diluted	55,996	86,279	86,264	86,818

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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). See page 48 for Management’s Report on Internal Control Over Financial Reporting. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein. See page 50 for Report of Independent Registered Public Accounting Firm on its assessment of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.    Executive Compensation
The information required by this Item concerning Executive Compensation, material transactions involving Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.     Principal Accounting Fees and Services.
The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Part IV
Item 15.        Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
None
(a)(3) Exhibits
The exhibit index attached hereto is incorporated herein by reference.
(b) See Exhibit Index
(c) None
Item 16.        Form 10-K Summary. [Note: Move this item and the Signatures section to appear after the Exhibit Index]
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.
ProPetro Holding Corp.

/s/ Dale Redman
Dale Redman Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Dale Redman	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Dale Redman
/s/ Jeff Smith	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Jeff Smith
/s/ Ian Denholm	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Ian Denholm
/s/ Spencer D. Armour	Chairman	February 28, 2019
Spencer D. Armour, III
/s/ Steve Beal	Director	February 28, 2019
Steve Beal
/s/ Anthony Best	Director	February 28, 2019
Anthony Best
/s/ Pryor Blackwell	Director	February 28, 2019
Pryor Blackwell
/s/ Alan E. Douglas	Director	February 28, 2019
Alan E. Douglas
/s/ Jack Moore	Director	February 28, 2019
Jack Moore
/s/ Royce W. Mitchell	Director	February 28, 2019
Royce W. Mitchell
/s/ Mark Berg	Director	February 28, 2019
Mark Berg

EXHIBIT INDEX

Exhibit number	Description
2.1
Purchase and Sale Agreement, dated as of November 12, 2018, by and among Pioneer Natural Resources Pumping Services LLC, Pioneer Natural Resources USA, Inc. and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 2.1 to ProPetro Holding Corp.’s Current Report on Form 8-K dated December 31, 2018).

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
4.5
Investor Rights Agreement, dated as of December 31, 2018, by and between Pioneer Natural Resources Pumping Services LLC and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 4.1 to ProPetro Holding Corp.’s Current Report on Form 8-K dated December 31, 2018).

4.6
Registration Rights Agreement, dated as of December 31, 2018, by and between Pioneer Natural Resources Pumping Services LLC and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 4.2 to ProPetro Holding Corp.’s Current Report on Form 8-K dated December 31, 2018.)

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

10.30
Amendment No. 2 to Credit Agreement, dated as of December 19, 2018, by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K dated December 19, 2018).

10.31	Pressure Pumping Services Agreement dated December 31, 2018, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc.
10.32	Form of Indemnification Agreement for Pioneer Designated Directors.
10.33	Form of Indemnification Agreement for Officers and Directors of ProPetro Holding Corp.
21.1	List of Subsidiaries of ProPetro Holding Corp.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#    Compensatory plan, contract or arrangement.