Form 10-Q
period 2019-03-31
ProPetro Holding Corp.
filed 2019-05-08
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(432) 688-0012
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PUMP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at April 30, 2019, was 100,419,802.

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,518	$132,700
Accounts receivable - net of allowance for doubtful accounts of $199 and $100, respectively	357,472	202,956
Inventories	5,870	6,353
Prepaid expenses	5,597	6,610
Other current assets	1,198	638
Total current assets	449,655	349,257
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	945,089	912,846
OPERATING LEASE RIGHT-OF-USE ASSETS	1,734	—
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	—	13
Other noncurrent assets	3,102	2,981
Total other noncurrent assets	12,527	12,419
TOTAL ASSETS	$1,409,005	$1,274,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$274,016	$214,460
Operating lease liabilities	416	—
Finance lease liabilities	3,042	—
Accrued and other current liabilities	24,492	138,089
Accrued interest payable	691	211
Total current liabilities	302,657	352,760
DEFERRED INCOME TAXES	75,366	54,283
LONG-TERM DEBT	160,000	70,000
NONCURRENT OPERATING LEASE LIABILITIES	1,441	—
OTHER LONG-TERM LIABILITIES	—	124
Total liabilities	539,464	477,167
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,294,098 and 100,190,126 shares issued, respectively	100	100
Additional paid-in capital	820,071	817,690
Accumulated surplus (deficit)	49,370	(20,435)
Total shareholders’ equity	869,541	797,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,409,005	$1,274,522

See accompanying notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE - Service revenue	$546,179	$385,219
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	381,523	298,122
General and administrative (inclusive of stock-based compensation)	18,524	11,944
Depreciation and amortization	33,117	18,936
Loss on disposal of assets	19,228	7,665
Total costs and expenses	452,392	336,667
OPERATING INCOME	93,787	48,552
OTHER EXPENSE:
Interest expense	(1,903)	(1,261)
Other expense	(187)	(230)
Total other expense	(2,090)	(1,491)
INCOME BEFORE INCOME TAXES	91,697	47,061
INCOME TAX EXPENSE	(21,892)	(10,353)
NET INCOME	$69,805	$36,708
NET INCOME PER COMMON SHARE:
Basic	$0.70	$0.44
Diluted	$0.67	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,232	83,081
Diluted	104,123	86,848

See accompanying notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit) Surplus	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	$797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541

	Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	413,252
Stock-based compensation cost	—	—	758	—	758
Issuance of common stock for vested RSUs	372	—	—	—	—
Net income	—	—	—	$36,708	36,708
BALANCE - March 31, 2018	83,412	$83	$608,224	$(157,589)	$450,718

See accompanying notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,805	$36,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,117	18,936
Deferred income tax expense	21,083	10,054
Amortization of deferred revenue rebate	—	462
Amortization of deferred debt issuance costs	134	89
Stock-based compensation	1,829	758
Loss on disposal of fixed assets	19,228	7,529
Changes in operating assets and liabilities:
Accounts receivable	(154,516)	(53,461)
Other current assets	(274)	(338)
Inventories	482	(1,327)
Prepaid expenses	759	(742)
Accounts payable	45,324	38,750
Accrued and other current liabilities	(1,366)	(3,252)
Accrued interest	480	468
Net cash provided by operating activities	36,085	54,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178,912)	(75,148)
Proceeds from sale of assets	1,027	317
Net cash used in investing activities	(177,885)	(74,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	90,000	46,735
Repayments of borrowings	—	(2,343)
Repayments of insurance financing	(1,934)	(1,371)
Payment of debt issuance costs	—	(360)
Proceeds from exercise of equity awards	552	—
Net cash provided by financing activities	88,618	42,661
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(53,182)	22,464
CASH AND CASH EQUIVALENTS - Beginning of period	132,700	23,949
CASH AND CASH EQUIVALENTS - End of period	$79,518	$46,413

See accompanying notes to condensed consolidated financial statements
4

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Form 10-K filed with the SEC ("Form 10-K").
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
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts have one performance obligation, contracted total stages, satisfied over time. We recognize revenue over time using a progress output method, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time.
Acidizing, which is part of our hydraulic fracturing operating segment, involves a well-stimulation technique where acid is injected under pressure into formations to form or expand fissures. Our acidizing contracts have one performance obligation, satisfied at a point-in-time upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize acidizing revenue at a point-in-time, upon completion of the performance obligation.
Our cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. Our cementing contracts have one performance obligation, satisfied at a point-in-time upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize cementing revenue at a point-in-time, upon completion of the performance obligation.
The transaction price for each performance obligation for all our pressure pumping services are fixed per our contract with our customers.
           All Other— All other consists of our coil tubing, drilling and flowback, which are all downhole well stimulation and completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2019 and December 31, 2018, accrued revenue (unbilled receivable) included as part of our accounts receivable was $33.8 million and $18.0 million, respectively. At March 31, 2019, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $79.8 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2019
            In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases. This new leases standard introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of expense recognition on the income statement. This ASU also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted the new leases standard using the modified retrospective transition method and electing to account for comparative periods under legacy GAAP. We also elected other practical expedients provided by the new leases standard, the short-term lease recognition practical expedient in which leases with an initial term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for our real estate class of leased assets. See Note 9 for additional disclosures relating to our adoption of ASU 2016-02.
Recently Issued Accounting Standards Not Yet Adopted in 2019
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and long-term debt. The estimated fair value of our financial instruments at March 31, 2019 and December 31, 2018 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis
          No assets were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018, respectively.
          No impairment of property and equipment was recorded during the three months ended March 31, 2019 and 2018.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the three months ended March 31, 2019 and 2018. At December 31, 2018, we determined our goodwill carrying value not to be impaired as per our annual impairment test.
Note 4 - Long-Term Debt
ABL Credit Facility
          On March 22, 2017, we entered into a revolving credit facility with a $150.0 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12.0 million. The ABL has a commitment fee of 0.38%, which reduces to 0.25% if utilization is greater than 50.0% of the borrowing base.
          On February 22, 2018, we entered into an amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million, and modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10.0% of the lesser of the facility size and the Borrowing Base and (ii) $15.0 million.
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
          Total debt consisted of the following at March 31, 2019 and December 31, 2018, respectively:

($ in thousands)	2019	2018
ABL Credit Facility	$160,000	$70,000
Total debt	160,000	70,000
Less current portion of long-term debt	—	—
Total long-term debt	$160,000	$70,000
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at March 31, 2019:

($ in thousands)
2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	160,000
Total	$160,000
Note 5- Reportable Segment Information
          The Company has five operating segments for which discreet financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expenses are included in the ‘‘all other’’ category in the table below. Inter-segment revenues are not material and are not shown separately in the table below.
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

	Three Months Ended March 31, 2019
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$532,064	$14,115	$546,179
Adjusted EBITDA	$151,040	$(765)	$150,275
Depreciation and amortization	$31,783	$1,334	$33,117
Goodwill	$9,425	$—	$9,425
Capital expenditures	$82,035	$4,112	$86,147
Total assets	$1,351,786	$57,219	$1,409,005

	Three Months Ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Service revenue	$375,045	$10,174	$385,219
Adjusted EBITDA	$79,063	$(2,319)	$76,744
Depreciation and amortization	$17,763	$1,173	$18,936
Goodwill	$9,425	$—	$9,425
Capital expenditures	$77,435	$2,519	$79,954
Total assets at December 31, 2018	$1,230,830	$43,692	$1,274,522

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended March 31, 2019
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$98,094	$(28,289)	$69,805
Depreciation and amortization	31,783	1,334	33,117
Interest expense	—	1,903	1,903
Income tax expense	—	21,892	21,892
Loss on disposal of assets	19,006	222	19,228
Stock-based compensation	—	1,829	1,829
Other expense	—	187	187
Deferred IPO bonus and retention expense	2,157	157	2,314
Adjusted EBITDA	$151,040	$(765)	$150,275

	Three Months Ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$52,934	$(16,226)	$36,708
Depreciation and amortization	17,763	1,173	18,936
Interest expense	—	1,261	1,261
Income tax expense	—	10,353	10,353
Loss (gain) on disposal of assets	7,828	(163)	7,665
Stock-based compensation	—	758	758
Other expense	—	230	230
Other general and administrative expense(1)	—	1	1
Deferred IPO bonus expense	538	294	832
Adjusted EBITDA	$79,063	$(2,319)	$76,744

(1) Other general and administrative expense relates to legal settlement expense.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income Per Share
          Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted average number of shares outstanding during the period. Diluted net income per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
          The table below shows the calculations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands, except for per share data)	2019	2018
Numerator (both basic and diluted)
Net income relevant to common stockholders	$69,805	$36,708
Denominator
Denominator for basic income per share	100,232	83,081
Dilutive effect of stock options	3,160	3,191
Dilutive effect of performance stock units	555	96
Dilutive effect of non-vested restricted stock	176	480
Denominator for diluted income per share	104,123	86,848
Basic income per common share	$0.70	$0.44
Diluted income per common share	$0.67	$0.42

          There were no anti-dilutive stock options, performance stock units and non-vested restricted stocks during the three months ended March 31, 2019 and 2018.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          A summary of the stock option activity for the three months ended March 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,557,186	$5.14
Granted	—	$—
Exercised	(103,972)	$5.31
Forfeited	(3,045)	$14.00
Expired	—	$—
Canceled	—	$—
Outstanding at March 31, 2019	4,450,169	$5.13
Exercisable at March 31, 2019	4,075,377	$4.32
          There were no new grants during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the aggregate intrinsic value for our outstanding stock options was $77.5 million, and the aggregate intrinsic value for our exercisable stock options was $74.3 million. The aggregate intrinsic value for the exercised stock options during the three months ended March 31, 2019 was $1.4 million. The remaining contractual term for the outstanding and exercisable stock options as of March 31, 2019, was 5.6 years and 5.5 years, respectively. For the three months ended March 31, 2019 and 2018, we recognized $0.2 million and $0.2 million in stock compensation expense related to these stock option awards.

Restricted Stock Units (Non-Vested Stock) and Performance Stock Units

         During the three months ended March 31, 2019, we granted a total of 318,332 restricted stock units ("RSUs") to employees, directors and executives pursuant to our Incentive Award Plan ("IAP"). Each RSU represents the right to receive one share of common stock. The fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the three months ended March 31, 2019 and 2018, the recorded stock compensation expense for all RSUs was $0.9 million and $0.4 million, respectively. As of March 31, 2019 the total unrecognized compensation expense for all RSUs was approximately $11.3 million, and is expected to be recognized over a weighted average period of approximately 2.5 years.

          The following table summarizes RSUs activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	473,505	$16.52
Granted	318,332	$21.54
Vested	—	$—
Forfeited	(1,538)	$13.25
Expired	—	$—
Canceled	—	$—
Outstanding at March 31, 2019	790,299	$18.55

           Effective March 18, 2019, our Board of Directors authorized and granted 199,413 performance stock units ("PSUs") to certain key employees under the IAP. The actual number of shares that may be issued under the PSUs ranges from zero up to a maximum of twice the target number of performance stock unit awards granted to the participant, based on our total shareholder return relative to a designated peer group from January 1, 2019 through December 31, 2021. Compensation expense is recorded

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)

ratably over the corresponding requisite service period. The fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the three months ended March 31, 2019 and 2018, the recorded stock compensation expense for the PSUs was $0.7 million and $0.2 million, respectively.

          The following table summarizes information about PSUs activity during the three months ended March 31, 2019:

Period Granted	Target Shares Outstanding at January 1, 2019	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2019	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	178,975	—	—	—	178,975	$27.51
2019	—	199,413	—	—	199,413	$34.82
Total	348,610	199,413	—	—	548,023	$24.98

          The total stock compensation expense for the three months ended March 31, 2019 and 2018 for all stock awards was $1.8 million and $0.8 million, respectively. The total unrecognized compensation expense as of March 31, 2019 is approximately $23.1 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related-Party Transactions
          The Company leases its corporate offices from a related party with a base rent of $0.1 million per year. The Company also leases five properties adjacent to the corporate office from related parties with annual base rents of $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million.

          For the three months ended March 31, 2019 and 2018, the Company paid approximately $0.1 million and $0.03 million, respectively, for the use of transportation services from a related party. The Company also rents equipment in Elk City, Oklahoma from a related party, and for the three months ended March 31, 2019 and 2018, the Company paid $0.05 million and $0.05 million, respectively.

          At March 31, 2019 and December 31, 2018, the Company had $0.03 million and $0.01 million in payables, respectively, and approximately $0 and $0 in receivables, respectively, for transportation and equipment rental services provided by related parties.

          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pressure Pumping Services, LLC. The acquisition cost of the assets was comprised of approximately $110.0 million of cash and 16.6 million shares of our common stock. In addition, we entered into a real estate lease for a crew camp facility with Pioneer, as disclosed in Note 9. In connection with the consummation of the transaction, we became a service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. Revenue from services provided to Pioneer accounted for approximately 29.3% and 4.8% of our total revenue during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the balance due from Pioneer for services we provided during the period amounted to $93.7 million and the amount due to Pioneer was $0.2 million. As of December 31, 2018, the balance due from Pioneer for services we provided during the period amounted to $15.7 million and the amount due to Pioneer was $109.8 million.

Note 9 - Leases
          On January 1, 2019, we implemented ASC 842, using the modified transition approach and elected not to restate prior years ("Comparatives Under ASC 840 Option"). Accordingly, the effects of adopting ASC 842 were adjusted in the beginning of 2019 while prior periods are accounted for under the legacy GAAP, ASC 840. There was no cumulative effect adjustment on beginning retained earnings. We also elected other practical expedients provided by the new leases standard, the short-term lease recognition practical expedient in which leases with a term of twelve months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for real estate class of assets. Our discount rate was based on our estimated incremental borrowing rate on a collateralized basis with similar terms and economic considerations as our lease payments at the lease commencement. Below is a description of our operating and finance leases.
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
          In January 2019, we entered into a four year real estate lease contract with Pioneer Natural Resources USA, Inc. (the "Crew Camp Lease") with a commencement date of January 1, 2019 for purposes of providing housing to company personnel. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Crew Camp Lease does not contain variability in payments resulting from either an index change or rate change. The lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was four years. The right-of-use asset and lease liability outstanding under the Crew Camp Lease as of March 31, 2019 is $0.5 million and $0.5 million, respectively. The total operating lease cost recorded during three months ended March 31, 2019, in connection with the Crew Camp lease was $0.04 million.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant assumptions
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease and Crew Camp Lease to be operating leases. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect will be insignificant. As of March 31, 2019, the weighted average discount rate and remaining lease term was 6.1% and 3.9 years, respectively.
          As of March 31, 2019, our total operating lease right-of-use asset cost was $1.8 million, and accumulated amortization was $0.1 million. For the three months ended March 31, 2019, we recorded operating lease cost of $0.1 million in our statement of operations. During the three months ended March 31, 2018, our operating lease expense, under legacy GAAP, ASC 840, was $0.4 million.
Finance Leases
Description of Ground Lease
          As part of our expansion of maintenance facilities for our pressure pumping equipment, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease does not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease does not contain variability in payments resulting from either an index change or rate change. The remaining lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was 0.6 years, assuming we will exercise our option to purchase the land immediately after the option becomes exercisable.
Significant Assumptions
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Ground Lease to be a finance lease. Our assumptions resulted from the existence of the right to control the use of the land for a period of time and the option to purchase the land, which we are reasonable certain of exercising after one year from the commencement date. As of March 31, 2019, the weighted average discount rate and remaining lease term was 4.3% and 0.6 years, respectively .
          As of March 31, 2019, our net finance lease right-of-use asset included as part of property and equipment in our consolidated balance sheet consists of a cost of $3.1 million and accumulated amortization of $0. For the three months ended March 31, 2019, no amortization was recorded on the land under the finance lease and the interest on our finance lease for the three months ended March 31, 2019 was $0.03 million. No amortization was recorded in the period for our finance lease right-of-use asset because it is comprised of land only.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for finance and operating leases as of March 31, 2019 are as follows:

	Leases
($ in thousands)	Operating	Finance
2019	$389	$3,117
2020	526	—
2021	537	—
2022	549	—
2023	98	—
Total Undiscounted future lease payments	2,099	3,117
Less: amount representing interest	(242)	(75)
Present value of future lease payments (lease obligation)	$1,857	$3,042
The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the three months ended March 31, 2019 was $0.1 million and $0.1 million, respectively. The non-cash lease obligation we recorded effective January 1, 2019, upon adopting the new lease standard, was $2.0 million and $3.1 million for operating and finance leases, respectively. There were no non-cash changes to our lease liabilities during the three months ended March 31, 2019.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the three months ended March 31, 2019, our short-term lease expense was $0.3 million. At March 31, 2019, the total remaining lease commitments for all of our short-term lease was $0.03 million.

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Commitments and Contingencies
As of December 31, 2018, our required remaining lease payments under legacy GAAP, ASC 840, for each fiscal year are as follows:

($ in thousands)
2019	$892
2020	721
2021	721
2022	721
2023 and thereafter	2,258
Total	$5,313

See Note 9 for additional lease disclosures under the new lease standard, ASC 842.

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

          On December 31, 2018, we consummated the purchase of eight hydraulic fracturing fleets with a total of 510,000 HHP, four coiled tubing units and a maintenance yard from Pioneer Natural Resources USA, Inc. and Pioneer Natural Resources Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition"). Through the acquisition, we expanded our existing presence in the Permian Basin and increased our pressure pumping capacity by 56%, to an aggregate capacity of 1,415,000 HHP at March 31, 2019. During the three months ended March 31, 2019, our average active fleet count was approximately 27 fleets. In addition, we have made deposits of $18.4 million, or approximately 30% of the fleets' costs, to acquire two DuraStim hydraulic fracturing fleets which are expected to be delivered and put into service in the fourth quarter of 2019. Our fleet has been designed to handle the highest intensity and most complex hydraulic fracturing jobs in the region.

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

          Most recently, WTI crude oil prices averaged $58.15 per barrel in March 2019. The increase in crude oil prices since 2016 have resulted in a considerable increase in drilling and completion activity, and associated demand for our services. We believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States, and accordingly, the number of active drilling rigs in the basin increased from a low of 137 rigs in May 2016 to 454 rigs in March 2019, according to Baker Hughes. In addition to increased activity levels in the Permian Basin, several evolving industry trends, including increasingly longer horizontal wellbore laterals, a greater number of fractured stages per lateral and increasing amounts of proppant employed per well, have significantly increased demand for our hydraulic fracturing and other completion services.
          With the shift towards more intensive horizontal drilling in the Permian Basin, operators and service providers are placing significant focus on drilling and completion efficiencies, such as multi-well pads and zipper fracturing. Multi-well pads allow for the drilling of multiple wellbores from a single topside location, reducing average drilling time. Similarly, zipper fracturing allows for the alternating completion of hydraulic fracturing stages in adjacent wells, increasing the number of stages that can be performed in a given time period. These advancements have resulted in a reduction in the number of days typically required to drill and complete a well and increased the total number of wells that can be drilled per rig, which, in turn, drives incremental demand for hydraulic fracturing services. In addition, there has been a recent shift to regional sand in the Permian Basin, which we believe will increase availability, shorten the supply chain from the mine to the well and improve operational efficiency by reducing downtime.
          Rising producer activity levels, increasing basin service intensity and continued drilling and completion efficiencies have combined to drive utilization and pricing. We have differentiated our services to E&P companies by increasing operational efficiencies and helping our customers lower their well costs. Our performance at the well site has resulted in strong demand for our services in a very competitive market. Moreover, we believe the other complementary services we provide are well-positioned to similarly benefit from a continued industry recovery.
          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton, C&J Energy Services, Patterson-UTI Energy Inc., Keane Group, Inc., Liberty Oilfield Services, Superior Energy Services, Schlumberger, FTS International and a number of private companies. Although we believe price is a key factor in E&P companies' criteria in choosing a service provider, we believe that other important factors include operational efficiency, technical expertise, service and equipment quality, and health and safety standards. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
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

Note Regarding Non-GAAP Financial Measures

          Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP ("non-GAAP"), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses (income) and items outside the control of the Company. Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended March 31, 2019
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$98,094	$(28,289)	$69,805
Depreciation and amortization	31,783	1,334	33,117
Interest expense	—	1,903	1,903
Income tax expense	—	21,892	21,892
Loss on disposal of assets	19,006	222	19,228
Stock-based compensation	—	1,829	1,829
Other expense	—	187	187
Deferred IPO bonus and retention expense	2,157	157	2,314
Adjusted EBITDA	$151,040	$(765)	$150,275

	Three Months Ended March 31, 2018
($ in thousands)	Pressure Pumping	All Other	Total
Net income (loss)	$52,934	$(16,226)	$36,708
Depreciation and amortization	17,763	1,173	18,936
Interest expense	—	1,261	1,261
Income tax expense	—	10,353	10,353
Loss (gain) on disposal of assets	7,828	(163)	7,665
Stock-based compensation	—	758	758
Other expense	—	230	230
Other general and administrative expense(1)	—	1	1
Deferred IPO bonus expense	538	294	832
Adjusted EBITDA	$79,063	$(2,319)	$76,744

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
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change
	2019	2018	Variance	%
Revenue	$546,179	$385,219	$160,960	41.8%
Cost of services (1)	381,523	298,122	83,401	28.0%
General and administrative expense (2)	18,524	11,944	6,580	55.1%
Depreciation and amortization	33,117	18,936	14,181	74.9%
Loss on disposal of assets	19,228	7,665	11,563	150.9%
Interest expense	1,903	1,261	642	50.9%
Other expense	187	230	(43)	(18.7)%
Income tax expense	21,892	10,353	11,539	111.5%
Net income	$69,805	$36,708	$33,097	90.2%

Adjusted EBITDA (3)	$150,275	$76,744	$73,531	95.8%
Adjusted EBITDA Margin (3)	27.5%	19.9%	7.6%	38.2%

Pressure pumping segment results of operations:
Revenue	$532,064	$375,045	$157,019	41.9%
Cost of services	$371,105	$290,470	$80,635	27.8%
Adjusted EBITDA	$151,040	$79,063	$71,977	91.0%
Adjusted EBITDA Margin (4)	28.4%	21.1%	7.3%	34.6%

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

          Revenues.    Revenues increased 41.8%, or $161.0 million, to $546.2 million for the three months ended March 31, 2019, as compared to $385.2 million for the three months ended March 31, 2018. The increase was primarily attributable to the increase in fleet size from 17.4 to 27 active fleets, demand for our services and customer activity, resulting in an increase in our customer base, during the three months ended March 31, 2019. Our pressure pumping segment revenues increased 41.9%, or $157.0 million, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenues from services other than pressure pumping increased 38.7%, or $3.9 million, to $14.1 million for the three months ended March 31, 2019 as compared $10.2 million for the three months ended March 31, 2018. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in customer demand for our coil tubing services in the three months ended March 31, 2019.
          Cost of Services.    Cost of services increased 28.0%, or $83.4 million, to $381.5 million for the three months ended March 31, 2019, as compared to $298.1 million during the three months ended March 31, 2018. Cost of services in our pressure pumping segment increased $80.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. These increases were primarily attributable to our increased fleet size and higher activity levels, resulting in an increase in employee headcount. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 69.7% for the three months ended March 31, 2019, as compared to 77.4% for the three months ended March 31, 2018. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a favorable change in our cost structure driven by our internal cost control measures and a decrease in the cost of certain consumables, which resulted in significantly higher realized Adjusted EBITDA margins during the three months ended March 31, 2019.
          General and Administrative Expenses.    General and administrative expenses increased 55.1%, or $6.6 million, to $18.5 million for the three months ended March 31, 2019, as compared to $11.9 million for the three months ended March 31, 2018. The net increase was primarily attributable to the increases in stock compensation expense of $1.1 million, retention bonus expense of $1.8 million associated with personnel who joined us as part of the Pioneer Pressure Pumping Acquisition, insurance expense of $1.7 million, payroll expense of $1.0 million, and net increase of $1.0 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 74.9%, or $14.2 million, to $33.1 million for the three months ended March 31, 2019, as compared to $18.9 million for the three months ended March 31, 2018. The increase was primarily attributable to the increase in our fixed asset base as of March 31, 2019, resulting primarily from an increase in our pressure pumping fleet capacity by 73.6% to 1,415,000 HHP in 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 150.9%, or $11.6 million, to $19.2 million for the three months ended March 31, 2019, as compared to $7.7 million for the three months ended March 31, 2018. The increase is attributable to the increase in fleet size, greater service intensity of jobs completed, and higher activity levels on certain of our equipment.
          Interest Expense.    Interest expense increased 50.9%, or $0.6 million, to $1.9 million for the three months ended March 31, 2019, as compared to $1.3 million for the three months ended March 31, 2018. The increase in interest expense was primarily attributable to an increase in our average debt balance during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
          Income Tax Expense.   Total income tax expense was $21.9 million resulting in an effective tax rate of 23.9% for the three months ended March 31, 2019 as compared to an income tax benefit of $10.4 million and an effective tax rate of 22.0% for the three months ended March 31, 2018. The increase in income tax expense during the three months ended March 31, 2019 is primarily attributable to the increase in book income during the three months ended March 31, 2019 compared to the March 31, 2018.

Liquidity and Capital Resources
         On March 22, 2017, we entered into a new revolving credit facility with a $150.0 million borrowing capacity ("ABL Credit Facility"). Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with no LIBOR floor. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. The ABL Credit Facility has a borrowing base of 85% of eligible accounts receivable less customary reserves. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. In addition, the ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio of 1.0x when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $12.0 million. The ABL has a commitment fee of 0.375%, which reduces to 0.25% if utilization is greater than 50% of the borrowing base.
      On February 22, 2018, we entered into an amendment with our lenders to increase the capacity of the ABL Credit Facility. The amendment increased total capacity under the facility from $150.0 million to $200.0 million, and modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $15.0 million.
On December 19, 2018, we entered into a second amendment with our lenders to further increase the capacity of the ABL Credit Facility. The second amendment increased total capacity under the facility from $200.0 million to $300.0 million and extended the maturity date of the ABL Credit Facility from March 22, 2022 until December 19, 2023. The second amendment further modified the Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size and the Borrowing Base and (ii) $22.5 million.
          As of March 31, 2019, our cash and cash equivalents were $79.5 million, as compared to $132.7 million at December 31, 2018. Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our primary uses of cash will be to fund our operations, support growth opportunities and satisfy debt payments.
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
Cash and Cash Flows
             The following table sets forth the historical cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$36,085	$54,634
Investing activities	$(177,885)	$(74,831)
Financing activities	$88,618	$42,661
Cash Flows From Operating Activities
          Net cash provided by operating activities was $36.1 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $54.6 million for the three months ended March 31, 2018. The net decrease of $18.5 million was primarily due to the timing of our receivables and payments. However, we recorded a significant increase in our operating profits as our Adjusted EBITDA increased to $150.3 million during the three months ended March 31, 2019 from $76.7 million during the three months ended March 31, 2018. The increase in our operating profitability was primarily a result of the increase in our fleet size and expanding customers' activity levels.

Cash Flows From Investing Activities
          Net cash used in investing activities increased to $177.9 million for the three months ended March 31, 2019, from $74.8 million for the three months ended March 31, 2018. The increase was primarily attributable to the cash payment of approximately $110.0 million for 510,000 HHP (or 8 fleets), 4 coiled tubing units and maintenance yard acquired in the Pioneer Pressure Pumping Acquisition. In addition, in the three months ended March 31, 2019, we made deposits of $18.4 million for two new-build DuraStim hydraulic fracturing fleets which is expected to be delivered before the end of 2019 and $1.5 million for other ancillary equipment.
Cash Flows From Financing Activities
          Net cash provided by financing activities was $88.6 million for the three months ended March 31, 2019, and $42.7 million for the three months ended March 31, 2018. The net increase in cash provided by financing activities during the three months ended March 31, 2019 was primarily driven by the increase in borrowings under our ABL Credit Facility, compared to three months ended March 31, 2018. Our net cash provided from financing activities during the three months ended March 31, 2019, was primarily driven by additional borrowings under our ABL Credit Facility of $90.0 million, and offset by our use of cash for repayment of insurance financing of $1.9 million. Our net cash provided from financing activities during the three months ended March 31, 2018, was primarily driven by our borrowings of $46.7 million, and offset by our use of cash for repayment of borrowings of $2.3 million, insurance financing of $1.4 million and debt issuance cost of $0.4 million.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2019.
Critical Accounting Policies and Estimates
           There have been no material changes during the three months ended March 31, 2019 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
          Our revenue, profitability and cash flows are highly dependent upon prevailing prices for West Texas Intermediate ("WTI") oil and natural gas and expectations about future prices. For many years, WTI oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly close to the end of the second half of 2014. The closing price of WTI oil, which was as high as $105.68 per barrel during the third quarter of 2014, averaged $48.69 during 2015 and reached a twelve-year low of $26.19 in February 2016. However, beginning in the third quarter of 2016, WTI oil prices started recovering, and reaching an average of $58.15 per barrel in March 2019. As a result of the recent recovery in WTI oil prices, our industry has experienced a significant increase in both drilling and pressure pumping activity levels. Looking forward, we expect WTI oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher WTI oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2019, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.
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
          As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting
          No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Date:	May 8, 2019	By:	/s/ Dale Redman
Dale Redman
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ian Denholm
Ian Denholm
Chief Accounting Officer
(Principal Accounting Officer)