Form 10-Q
period 2019-06-30
ProPetro Holding Corp.
filed 2020-06-22
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
1706 South Midkiff
Midland, Texas 79701
(Address of principal executive offices)
(432) 688-0012
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PUMP	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at June 9, 2020, was 100,849,840.

PROPETRO HOLDING CORP. AND SUBSIDIARY

-i-

EXPLANATORY NOTE
Audit Committee Internal Review
          In May 2019, the Audit Committee (the “Committee”) of ProPetro Holding Corp.’s (the “Company”) board of directors (the “Board”), with assistance of independent outside counsel and accounting advisors, began conducting an internal review initially focused on the Company’s disclosure of agreements previously entered into with AFGlobal Corporation for the purchase of Durastim® hydraulic fracturing fleets and effective communications related thereto. The review was later expanded (collectively, the “Expanded Audit Committee Review”) to, among other items, review expense reimbursements, certain transactions involving related parties or potential conflicts of interest, and certain transactions entered into by our former chief executive officer.
Findings of the Expanded Audit Committee Review
          Based on the information collected and reviewed by the Committee’s independent outside counsel and accounting advisors, the Expanded Audit Committee Review resulted in numerous factual findings, including but not limited to, the following significant findings:

•
approximately $370,000 of expenses reimbursed to members of senior management, including the former chief executive officer (approximately $346,000) and former chief financial officer (approximately $18,000), were incorrectly recorded as expenses of the Company should have been the responsibility of the officers individually; each of these officers has reimbursed the Company in full for the identified amounts. These improper reimbursements were attributable to inadequate documentation stemming from the lack of a more robust employee expense review and approval procedure;

•	the Company’s former chief accounting officer entered into a related party transaction that was not properly disclosed in the Company’s filings with the Securities and Exchange Commission (the “SEC”);

•
a number of internal and disclosure control deficiencies and material weaknesses were identified, as described in more detail in Part I - Item 4. “Controls and Procedures,” including, but not limited to, the following:

◦	the Company’s former executive management team did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company;

◦	the Company did not appropriately identify and monitor conflicts of interest;

◦	certain whistleblower allegations were not properly investigated and elevated to the Committee;

◦	instances were identified of non-compliance with the Company’s internal policies, including its Insider Trading Compliance Policy and Code of Conduct and Ethics; and

◦	management did not appropriately communicate information internally and externally, including communication between management and the Board.
          The Expanded Audit Committee Review did not identify any material accounting errors in the Company’s consolidated financial statements, and no restatement or revision was required of the Company’s consolidated financial statements previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “ 2019 First Quarter 10-Q”).
          Following completion of the Expanded Audit Committee Review and in connection with performing additional procedures to position the Company’s current principal executive and principal financial officers to be in a position to certify the Company’s future filings with the SEC, the Company determined that its former chief executive officer entered into a pledge agreement covering all of the Company’s common stock owned by him at that time as collateral for a personal loan in January 2017, in violation of the shareholders agreement then in place through pledging of shares. The Company formally adopted its Insider Trading Compliance Policy in March 2017 (in connection with its initial public offering), which prohibits pledging the Company’s securities as collateral to secure loans. The Company also believes that, in 2018 in connection with another personal loan, its former chief executive officer executed a share pledge agreement that was subsequently replaced with a negative pledge with respect to all of the Company’s common stock owned by him at that time or acquired thereafter and engaged in other inappropriate conduct in connection with these personal loans. The Company did not appropriately disclose such pledges in the Company’s prior SEC filings that included management share ownership. Also in connection with performing additional procedures, the Company determined that it had previously failed to appropriately disclose, in its annual proxy statements certain perquisites as compensation paid to some of the Company's named executive officers in 2017 and

-ii-

2018, including, among other later reimbursed perquisites, ticket purchases, charitable donations, and costs associated with pilots provided by the Company for its former chief executive officer’s personal use of his plane.
Internal Control over Financial Reporting and Disclosure Controls and Procedures
          As a result of the material weaknesses in the Company’s internal control over financial reporting described above and as further described in Part I, Item 4. “Controls and Procedures,” the Company concluded that (i) its disclosure controls and procedures were not effective as of December 31, 2018, and March 31 and June 30, 2019 and (ii) its internal control over financial reporting was not effective as of December 31, 2018. Due to the existence of such material weaknesses, the Company’s internal control over financial reporting remained ineffective as of March 31 and June 30, 2019. The Company previously announced on November 13, 2019 that investors should no longer rely on management’s report on internal control over financial reporting or the internal control over financial reporting opinion of the Company’s independent registered public accounting firm included in the 2018 Annual Report.  The conclusions regarding effectiveness previously expressed by the Company’s former management in Part II, Item 9A, “Controls and Procedures” in the 2018 Annual Report and Part I, Item 4, “Controls and Procedures” in the 2019 First Quarter 10-Q are hereby amended by the conclusions expressed in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q. In light of the disclosures herein, the Company does not intend to file amendments to the 2018 Annual Report or the 2019 First Quarter 10-Q to reflect these conclusions.
Remediation Plan
          The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies, procedures, and internal controls. The Board and management have implemented a number of measures to address the material weaknesses identified, including appointing new executive officers with extensive public company experience; enhancing certain of the Company’s policies and monitoring compliance with such policies; designing and implementing control activities related to the identification and approval of related party transactions and potential conflicts of interest, as well as the evaluation of whistleblower allegations; forming a disclosure committee and appointing a chief disclosure officer. The Company’s remediation efforts are described in more detail in Part I, Item 4. “Controls and Procedures.”

-iii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•
the severity and duration of world health events, including the recent outbreak of the novel coronavirus (“COVID-19”) pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;

•
the current significant surplus in the supply of oil and actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for our services;

•	the level of production and resulting market prices for crude oil, natural gas and other hydrocarbons;

•	changes in general economic and geopolitical conditions;

•	competitive conditions in our industry;
•changes in the long-term supply of, and demand for, oil and natural gas;
•actions taken by our customers, suppliers, competitors and third-party operators;
•changes in the availability and cost of capital;
•our ability to successfully implement our business plan;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the price and availability of debt and equity financing (including changes in interest rates);
•our ability to complete growth projects on time and on budget;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•changes in our tax status;
•technological changes;

•	our ability to successfully implement technological developments and enhancements, including the new DuraStim® fleets and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	the effects of current and future litigation, including the Logan Lawsuit, the Boca Raton Lawsuit and the Chang Lawsuit (each defined herein);

•	the timing and outcome of, including potential expense associated with, the SEC pending investigation;

-iv-

•	the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit, the Boca Raton Lawsuit or the Chang Lawsuit;

•	the material weaknesses in our internal controls over financial reporting and disclosure controls and procedures described under Part I, Item 4, “Controls and Procedure” in this Form 10-Q;

•	matters related to the Expanded Audit Committee Review and related findings, as well as the implementation and effectiveness of the Company's remediation plan; and
•our ability to successfully execute on our plans and objectives.
          Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A., "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A., "Risk Factors" in the 2018 Annual Report and elsewhere throughout that report, and other risks, many of which are beyond our control.
          Readers are cautioned not to place undue reliance on our forward-looking statements, which are made as of the effective date of this Form 10-Q. We do not undertake, and expressly disclaim, any duty to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports, including the risk factors described in the 2018 Annual Report.

-v-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,279	$132,700
Accounts receivable - net of allowance for doubtful accounts of $575 and $100, respectively	371,478	202,956
Inventories	4,948	6,353
Prepaid expenses	4,934	6,610
Other current assets	328	638
Total current assets	417,967	349,257
PROPERTY AND EQUIPMENT - net of accumulated depreciation	1,038,557	912,846
OPERATING LEASE RIGHT-OF-USE ASSETS	1,636	—
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	—	13
Other noncurrent assets	2,972	2,981
Total other noncurrent assets	12,397	12,419
TOTAL ASSETS	$1,470,557	$1,274,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$284,730	$214,460
Operating lease liabilities	425	—
Finance lease liabilities	2,980	—
Accrued and other current liabilities	36,204	138,089
Accrued interest payable	630	211
Total current liabilities	324,969	352,760
DEFERRED INCOME TAXES	85,221	54,283
LONG-TERM DEBT	150,000	70,000
NONCURRENT OPERATING LEASE LIABILITIES	1,330	—
OTHER LONG-TERM LIABILITIES	—	124
Total liabilities	561,520	477,167
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,551,319 and 100,190,126 shares issued, respectively	101	100
Additional paid-in capital	823,433	817,690
Retained earnings (accumulated deficit)	85,503	(20,435)
Total shareholders’ equity	909,037	797,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,557	$1,274,522

See notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE - Service revenue	$529,494	$459,888	$1,075,673	$845,107
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	386,218	351,888	767,741	650,010
General and administrative (inclusive of stock-based compensation)	27,889	14,178	46,414	26,122
Depreciation and amortization	35,482	21,276	68,599	40,211
Loss on disposal of assets	31,198	18,990	50,425	26,655
Total costs and expenses	480,787	406,332	933,179	742,998
OPERATING INCOME	48,707	53,556	142,494	102,109
OTHER EXPENSE:
Interest expense	(2,026)	(2,231)	(3,928)	(3,492)
Other expense	(276)	(182)	(464)	(412)
Total other expense	(2,302)	(2,413)	(4,392)	(3,904)
INCOME BEFORE INCOME TAXES	46,405	51,143	138,102	98,205
INCOME TAX EXPENSE	(10,272)	(12,052)	(32,164)	(22,406)
NET INCOME	$36,133	$39,091	$105,938	$75,799

NET INCOME PER COMMON SHARE:
Basic	$0.36	$0.47	$1.06	$0.91
Diluted	$0.35	$0.45	$1.02	$0.87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,425	83,447	100,329	83,265
Diluted	104,379	86,878	104,181	87,124

See notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	$797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541
Stock-based compensation cost	—	—	2,840	—	2,840
Issuance of equity awards, net	257	1	522	—	523
Net income	—	—	—	36,133	36,133
BALANCE - June 30, 2019	100,551	$101	$823,433	$85,503	$909,037

	Six Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	$413,252
Stock-based compensation cost	—	—	758	—	758
Issuance of equity awards, net	372	—	—	—	—
Net income	—	—	—	$36,708	36,708
BALANCE - March 31, 2018	83,412	$83	$608,224	$(157,589)	$450,718
Stock-based compensation cost	—	—	1,443	—	1,443
Issuance of equity awards, net	132	1	50	—	51
Net income	—	—	—	39,091	39,091
BALANCE - June 30, 2018	83,544	$84	$609,717	$(118,498)	$491,303

See notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,938	$75,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,599	40,211
Deferred income tax expense	30,937	21,592
Provision for bad debt expense	475	—
Amortization of deferred revenue rebate	—	615
Amortization of deferred debt issuance costs	269	191
Stock-based compensation	4,669	2,201
Loss on disposal of assets	50,425	27,804
Changes in operating assets and liabilities:
Accounts receivable	(168,999)	(116,843)
Other current assets	596	(383)
Inventories	1,274	(1,559)
Prepaid expenses	1,417	1,708
Accounts payable	42,533	59,109
Accrued and other current liabilities	12,299	12,941
Accrued interest	419	1,056
Net cash provided by operating activities	150,851	124,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(325,881)	(152,191)
Proceeds from sale of assets	1,547	2,282
Net cash used in investing activities	(324,334)	(149,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	90,000	57,378
Repayments of borrowings	(10,000)	(25,230)
Payment of finance lease obligation	(123)	—
Repayments of insurance financing	(3,890)	(3,218)
Payment of debt issuance costs	—	(360)
Proceeds from exercise of equity awards	1,075	51
Net cash provided by financing activities	77,062	28,621
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,421)	3,154
CASH AND CASH EQUIVALENTS - Beginning of period	132,700	23,949
CASH AND CASH EQUIVALENTS - End of period	$36,279	$27,103

See notes to condensed consolidated financial statements
4

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Form 10-K ("Form 10-K").
Risks and Uncertainties
          As an oilfield services company, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) pandemic has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to the COVID-19 pandemic has resulted in a dramatic decline in the demand for energy, which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia. In response to the global economic slowdown, OPEC had recommended a decrease in production levels in order to accommodate reduced demand. Russia rejected the recommendation of OPEC as a concession to U.S. producers. After the failure to reach an agreement, Saudi Arabia, a dominant member of OPEC, and other Persian Gulf OPEC members announced intentions to increase production and offer price discounts to buyers in certain geographic regions.
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April 2020, OPEC, Russia and certain other petroleum producing nations (“OPEC+”), reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million barrels of oil per day with allocations to be made among the OPEC+ participants. Some of these production cuts went into effect in the first half of May 2020, however, commodity prices remain depressed as a result of an increasingly utilized global storage network and near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.
         The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of June 17, 2020, the WTI price for a barrel of crude oil was approximately $38.
          Despite a significant decline in drilling and completion activities by U.S. producers starting in mid-March 2020, domestic supply is exceeding demand which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. The combined effect of the aforementioned factors is anticipated to have an adverse impact on the industry in general and our operations specifically.
          Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we have taken included: (i) canceling substantially all of our growth capital projects, (ii) significantly reducing our maintenance expenditures and field level consumable costs, (iii) reducing our workforce to follow our activity levels, (iv) efforts to manage our compensation costs, such as compensation reductions and management of work schedules to reduce overtime costs and (v) negotiating more favorable payment terms with certain of our larger vendors and proactively managing our portfolio of accounts receivable.

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
Acidizing, which is part of our hydraulic fracturing operating segment, involves a well-stimulation technique where acid is injected under pressure into formations to form or expand fissures. Our acidizing contracts have one performance obligation, satisfied at a point-in-time, upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize acidizing revenue at a point-in-time, upon completion of the performance obligation.
Our cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. Our cementing contracts have one performance obligation, satisfied at a point-in-time, upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize cementing revenue at a point-in-time, upon completion of the performance obligation.
The transaction price for each performance obligation for all our pressure pumping services is fixed per our contracts with our customers.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2019 and December 31, 2018, accrued revenue (unbilled receivable) included as part of our accounts receivable was $32.4 million and $18.0 million, respectively. At June 30, 2019, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $44.7 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.
Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2019
            In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases. This new lease standard introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of expense recognition on the income statement. This ASU also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted the new leases standard using the modified retrospective transition method and electing to account for comparative periods under legacy GAAP. We also elected other practical expedients provided by the new leases standard, the short-term lease recognition practical expedient in which

PROPETRO HOLDING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Recently Issued Accounting Standards (Continued)

leases with an initial term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for our real estate class of leased assets. See Note 9 for additional disclosures relating to our adoption of ASU 2016-02.
Recently Issued Accounting Standards Not Yet Adopted in 2019
            In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach. The adoption of this guidance did not materially affect our consolidated financial statements. While there was no material impact to the financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the first quarter of 2020 the Company recorded a provision for credit losses of $4.3 million.
            In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Although, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The adoption of this guidance did not materially affect the Company's condensed consolidated financial statements.
            In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and determined the adoption of this standard did not impact the Company’s condensed consolidated financial statements.
            In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s condensed consolidated financial statements.
            In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s condensed consolidated financial statements.
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

PROPETRO HOLDING CORP.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and long-term debt. The estimated fair value of our financial instruments at June 30, 2019 and December 31, 2018 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          No assets were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018, respectively.
          No impairment of property and equipment was recorded during the six months ended June 30, 2019 and 2018.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the six months ended June 30, 2019 and 2018. At December 31, 2018, we determined our goodwill carrying value not to be impaired as per our annual impairment test.
Note 4 - Long-Term Debt
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base, as determined monthly, of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of June 30, 2019 was approximately $261.8 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the six months ended June 30, 2019 was 4.7%.
          In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

          Total debt consisted of the following at June 30, 2019 and December 31, 2018, respectively:

($ in thousands)	2019	2018
ABL Credit Facility	$150,000	$70,000
Total debt	150,000	70,000
Less current portion of long-term debt	—	—
Total long-term debt	$150,000	$70,000

          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at June 30, 2019:

($ in thousands)
2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	150,000
Total	$150,000

Note 5 - Reportable Segment Information
          The Company has five operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category in the table below. Total corporate administrative expense for the three and six months ended June 30, 2019 was $27.5 million and $57.2 million, respectively. The corporate administrative expense for the three and six months ended June 30, 2018 was $21.2 million and $38.0 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 95.6% and 95.8% of our pressure pumping revenue during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, our hydraulic fracturing operating segment revenue approximated 95.7% and 95.8% of our pressure pumping revenue, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest, taxes, depreciation and amortization, stock-based compensation expense, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$515,867	$13,627	$529,494
Adjusted EBITDA	$131,187	$(4,625)	$126,562
Depreciation and amortization	$34,023	$1,459	$35,482
Goodwill at June 30, 2019	$9,425	$—	$9,425
Capital expenditures	$156,542	$4,677	$161,219
Total assets at June 30, 2019	$1,415,187	$55,370	$1,470,557

	Three Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Service revenue	$445,805	$14,083	$459,888
Adjusted EBITDA	$97,818	$(1,850)	$95,968
Depreciation and amortization	$20,042	$1,234	$21,276
Goodwill at December 31, 2018	$9,425	$—	$9,425
Capital expenditures	$68,106	$2,437	$70,543
Total assets at December 31, 2018	$1,230,830	$43,692	$1,274,522

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$1,047,931	$27,742	$1,075,673
Adjusted EBITDA	$282,228	$(5,391)	$276,837
Depreciation and amortization	$65,806	$2,793	$68,599
Goodwill at June 30, 2019	$9,425	$—	$9,425
Capital expenditures	$238,577	$8,789	$247,366
Total assets at June 30, 2019	$1,415,187	$55,370	$1,470,557

	Six Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Service revenue	$820,850	$24,257	$845,107
Adjusted EBITDA	$176,881	$(4,169)	$172,712
Depreciation and amortization	$37,805	$2,406	$40,211
Goodwill at December 31, 2018	$9,425	$—	$9,425
Capital expenditures	$145,540	$4,956	$150,496
Total assets at December 31, 2018	$1,230,830	$43,692	$1,274,522

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$64,230	$(28,097)	$36,133
Depreciation and amortization	34,023	1,459	35,482
Interest expense	22	2,004	2,026
Income tax expense	—	10,272	10,272
Loss on disposal of assets	31,117	81	31,198
Stock-based compensation	—	2,840	2,840
Other expense	—	276	276
Other general and administrative expense(1)	—	6,540	6,540
Retention bonus expense	1,795	—	1,795
Adjusted EBITDA	$131,187	$(4,625)	$126,562

	Three Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$57,524	$(18,433)	$39,091
Depreciation and amortization	20,042	1,234	21,276
Interest expense	—	2,231	2,231
Income tax expense	—	12,052	12,052
Loss (gain) on disposal of assets	19,823	(833)	18,990
Stock-based compensation	—	1,443	1,443
Other expense	—	182	182
Other general and administrative expense(1)	2	16	18
Deferred IPO bonus expense	427	258	685
Adjusted EBITDA	$97,818	$(1,850)	$95,968

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$162,324	$(56,386)	$105,938
Depreciation and amortization	65,806	2,793	68,599
Interest expense	22	3,906	3,928
Income tax expense	—	32,164	32,164
Loss on disposal of assets	50,123	302	50,425
Stock-based compensation	—	4,669	4,669
Other expense	—	464	464
Other general and administrative expense (1)	—	6,540	6,540
Deferred IPO bonus and retention bonus expense	3,953	157	4,110
Adjusted EBITDA	$282,228	$(5,391)	$276,837

	Six Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$110,458	$(34,659)	$75,799
Depreciation and amortization	37,805	2,406	40,211
Interest expense	—	3,492	3,492
Income tax expense	—	22,406	22,406
Loss (gain) on disposal of assets	27,651	(996)	26,655
Stock-based compensation	—	2,201	2,201
Other expense	—	412	412
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	965	551	1,516
Adjusted EBITDA	$176,881	$(4,169)	$172,712

(1)
Other general and administrative expense primarily relates to professional fees paid to external consultants in connection with the Company's expanded audit committee review and advisory services of $6.5 million in 2019, and legal settlement in 2018.

PROPETRO HOLDING CORP.
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
          The table below shows the calculations for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per share data).

	Three Months Ended June 30,
	2019	2018
Numerator (both basic and diluted)
Net income relevant to common stockholders	$36,133	$39,091

Denominator
Denominator for basic income per share	100,425	83,447
Dilutive effect of stock options	3,294	3,124
Dilutive effect of performance share units	449	172
Dilutive effect of restricted stock units	211	135
Denominator for diluted income per share	104,379	86,878

Basic income per common share	$0.36	$0.47
Diluted income per common share	$0.35	$0.45

	Six Months Ended June 30,
	2019	2018
Numerator (both basic and diluted)
Net income relevant to common stockholders	$105,938	$75,799

Denominator
Denominator for basic income per share	100,329	83,265
Dilutive effect of stock options	3,252	3,379
Dilutive effect of performance share units	418	169
Dilutive effect of restricted stock units	182	311
Denominator for diluted income per share	104,181	87,124

Basic income per common share	$1.06	$0.91
Diluted income per common share	$1.02	$0.87

           There were no anti-dilutive stock options, performance share units and restricted stock units during the three and six months ended June 30, 2019 and 2018.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          A summary of the stock option activity for the six months ended June 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,557,186	$5.14
Granted	—	$—
Exercised	(189,742)	$5.67
Forfeited	(3,045)	$14.00
Expired	—	$—
Outstanding at June 30, 2019	4,364,399	$5.11
Exercisable at June 30, 2019	3,989,591	$4.28

          There were no new grants during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the aggregate intrinsic value for our outstanding stock options was $68.0 million, and the aggregate intrinsic value for our exercisable stock options was $65.5 million. The aggregate intrinsic value for the exercised stock options during the six months ended June 30, 2019 was $2.6 million. The remaining exercise period for the outstanding and exercisable stock options as of June 30, 2019, was 5.4 years and 5.2 years, respectively. For the six months ended June 30, 2019 and 2018, we recognized $0.3 million and $0.3 million, respectively, in stock compensation expense related to these stock option awards.

Restricted Stock Units

         During the six months ended June 30, 2019, we granted a total of 373,479 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the six months ended June 30, 2019 and 2018, the recorded stock compensation expense for all RSUs was $2.4 million and $1.2 million, respectively. As of June 30, 2019, the total unrecognized compensation expense for all RSUs was approximately $10.8 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.

          The following table summarizes RSUs activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	473,505	$16.52
Granted	373,479	$20.99
Vested	(171,451)	$16.10
Forfeited	(1,926)	$13.25
Expired	—	$—
Outstanding at June 30, 2019	673,607	$19.11

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)

Performance Share Units

          During the six months ended June 30, 2019, we granted 199,413 performance share units ("PSUs") to certain key employees and officers under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the six months ended June 30, 2019 and 2018, the recorded stock compensation expense for the PSUs was $2.0 million and $0.7 million, respectively.

          The following table summarizes information about PSUs activity during the six months ended June 30, 2019:

Period Granted	Target Shares Outstanding at January 1, 2019	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2019	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	—	169,635	$10.73
2018	178,975	—	—	—	178,975	$27.51
2019	—	199,413	—	—	199,413	$34.82
Total	348,610	199,413	—	—	548,023	$24.98

          The total stock compensation expense for the six months ended June 30, 2019 and 2018 for all stock awards was $4.7 million and $2.2 million, respectively. The total unrecognized compensation expense as of June 30, 2019 was approximately $21.3 million, and is expected to be recognized over a weighted average period of approximately 2.1 years.
Note 8 - Related-Party Transactions
Corporate Office Building
          The Company rents its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest. The rent expense incurred on our corporate office building is approximately $0.1 million per year. During the six months ended June 30, 2019, the total improvements on our corporate office building that we rent from the related party was $0.9 million. In April 2020, the Company acquired the corporate office building and associated real property for approximately $1.5 million.

Operations and Maintenance Yards
          The Company also leases five yards from an entity, which certain former executive officers, an executive officer and a director of the Company have equity interests and total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased a yard from another entity, which a certain executive officer of the Company has an equity interest, and with annual lease expense of $0.1 million.

          Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2018 we identified the following related party transaction. In 2018, the Company entered into a construction and purchase agreement for a maintenance facility for our pressure pumping operations with a developer. The developer for the maintenance facility was an equal partner with a former executive officer of the Company in a separate legal entity. The entity the former executive officer was associated with provided funding to the developer related to the construction of the maintenance facility. The construction and purchase cost of $2.3 million was paid to the developer during the year ended December 31, 2018.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Related-Party Transactions (Continued)

Transportation and Equipment Rental
          For the six months ended June 30, 2019 and 2018, the Company incurred costs and paid for transportation services with an entity, in which a former executive officer of the Company had an equity interest, of approximately $0.2 million and $0.1 million, respectively.

          The Company also rented equipment in Elk City, Oklahoma for our flowback operations from an entity, which a former executive officer of the Company has an equity interest. During the six months ended June 30, 2019 and 2018, the Company incurred and paid $0.1 million and $0.1 million, respectively. This rental arrangement was terminated in January 2020.

          At June 30, 2019 and December 31, 2018, the Company had $0 and $0.01 million in payables to the above related parties, respectively.

PT Petroleum, LLC
          Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2018 we identified the following related party transaction. During the six months ended June 30, 2018, the Company provided services to PT Petroleum, LLC, an entity in which a director was an officer, of approximately $16.7 million.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pressure Pumping Services, LLC (the Pioneer Pressure Pumping Acquisition). The acquisition cost of the assets was comprised of approximately $110.0 million of cash and 16.6 million shares of our common stock. In addition, we entered into a real estate lease for a crew camp facility with Pioneer, as disclosed in Note 9. The real estate lease for the crew camp was terminated in July 2019. In connection with the consummation of the transaction, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. Revenue from services provided to Pioneer accounted for $127.0 million and $19.7 million of our total revenue during the three months ended June 30, 2019 and 2018, respectively. Revenue from services provided to Pioneer accounted for $287.1 million and $38.2 million of our total revenue during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the Company reimbursed Pioneer approximately $1.3 million for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company in connection with the Pioneer Pressure Pumping Acquisition. As of June 30, 2019, the amount due from Pioneer including estimated unbilled receivable for services we provided during the period amounted to $85.6 million and the amount due to Pioneer was $0.01 million. As of December 31, 2018, the balance due from Pioneer for services provided and billed during the period amounted to $15.7 million and the amount due to Pioneer was $109.8 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Leases
          On January 1, 2019, we implemented ASC 842, using the modified transition approach and elected not to restate prior years. Accordingly, the effects of adopting ASC 842 were adjusted in the beginning of 2019 while prior periods are accounted for under the legacy GAAP, ASC 840. There was no cumulative effect adjustment on beginning retained earnings. We also elected other practical expedients provided by the new leases standard, the short-term lease recognition practical expedient in which leases with a term of twelve months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for real estate class of assets. Our discount rate was based on our estimated incremental borrowing rate on a collateralized basis with similar terms and economic considerations as our lease payments at the lease commencement. Below is a description of our operating and finance leases.
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a director of the Company has a noncontrolling equity ownership interest. During the six months ended June 30, 2019 and 2018, the Company made lease payments of approximately $0.2 million and $0.2 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
          In January 2019, we entered into a four year real estate lease contract with Pioneer Natural Resources USA, Inc. (the "Crew Camp Lease") with a commencement date of January 1, 2019 for purposes of providing housing to company personnel. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Crew Camp Lease does not contain variability in payments resulting from either an index change or rate change. The lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was four years. The right-of-use asset and lease liability outstanding under the Crew Camp Lease as of June 30, 2019 was $0.5 million and $0.5 million, respectively. The total operating lease cost recorded during the six months ended June 30, 2019, in connection with the Crew Camp lease was $0.08 million. Effective July 1, 2019, the Crew Camp Lease was terminated in connection with our disposal of our camp assets located at the leased real estate for $5.0 million.
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease and Crew Camp Lease to be operating leases. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of June 30, 2019, the weighted average discount rate and remaining lease term was 6.2% and 3.7 years, respectively.
          As of June 30, 2019, our total operating lease right-of-use asset cost was $1.8 million, and accumulated amortization was $0.2 million. For the six months ended June 30, 2019, we recorded operating lease cost of $0.3 million in our statement of operations. During the six months ended June 30, 2018, our operating lease expense, under legacy GAAP, ASC 840, was $0.8 million.
Finance Leases
Description of Ground Lease
          In 2018, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease does not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease does not contain variability in payments resulting from either an index change or rate change. The remaining lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was 0.6 years, assuming we will exercise our option to purchase the land immediately after the option becomes exercisable.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Ground Lease to be a finance lease. Our assumptions resulted from the existence of the right to control the use of the land for a period of time and the option to purchase the land, which we are reasonably certain of exercising shortly after one year from the commencement date. As of June 30, 2019, the weighted average discount rate and remaining lease term was 4.3% and 0.3 years, respectively.
          As of June 30, 2019, our net finance lease right-of-use asset included as part of property and equipment in our consolidated balance sheet consists of a cost of $3.1 million and accumulated amortization of $0. For the six months ended June 30, 2019, no amortization was recorded on the land under the finance lease and the interest on our finance lease for the six months ended June 30, 2019 was $0.07 million. No amortization was recorded in the period for our finance lease right-of-use asset because it is comprised of land only.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating and finance leases as of June 30, 2019 are as follows:

	Leases
($ in thousands)	Operating	Finance
2019	$259	$3,022
2020	526	—
2021	537	—
2022	549	—
2023	98	—
Total undiscounted future lease payments	1,969	3,022
Less: amount representing interest	(214)	(42)
Present value of future lease payments (lease obligation)	$1,755	$2,980

          The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the six months ended June 30, 2019 was $0.3 million and $0.2 million, respectively. The non-cash lease obligation we recorded effective January 1, 2019, upon adopting the new lease standard, ASC 842, was $2.0 million and $3.1 million for operating and finance leases, respectively. There were no non-cash changes to our lease liabilities during the six months ended June 30, 2019.
          In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the six months ended June 30, 2019, our short-term lease expense was $0.6 million. At June 30, 2019, the total remaining lease commitments for all of our short-term lease was $8.3 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Commitments and Contingencies
Commitments

          As of December 31, 2018, our required remaining lease payments under legacy GAAP, ASC 840, for each fiscal year are as follows. See Note 9 for additional lease disclosures under the new lease standard, ASC 842.

($ in thousands)
2019	$892
2020	721
2021	721
2022	721
2023 and thereafter	2,258
Total	$5,313

             In 2019, the Company entered into a fixed asset purchase agreement, as amended, with its equipment manufacturer. As of June 30, 2019, the Company has outstanding agreements with its equipment manufacturer to purchase new hydraulic fracturing DuraStim® fleets, and an option to purchase additional DuraStim® fleets through April 30, 2021. The option fee of $6.1 million which we have classified as a deposit for property and equipment will be applied equally towards the purchase price of each additional DuraStim® fleet ordered. As of June 30, 2019, the total outstanding remaining obligation under the purchase agreement for the contracted DuraStim® fleets, two turbines and related ancillary equipment was approximately $45.2 million. As of June 30, 2019, other contracted capital commitments entered into as part of normal course of business for supply of certain equipment, including improvements of our corporate office building, was approximately $3.7 million.

          The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the six months ended June 30, 2019 and 2018, no shortfall fee has been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer has a 44% noncontrolling equity interest in the LandCo. The total sand purchased from SandCo during the six months ended June 30, 2019 and 2018 was approximately $22.1 million and $0, respectively, and the estimated indirect benefit to the former executive officer of the Company was approximately $0.4 million and $0, respectively.
          As of June 30, 2019, and December 31, 2018, the Company had issued letters of credit of $1.5 million and $1.8 million, respectively, under the Company's ABL Credit Facility relating to the Company's casualty insurance policy.

Contingent Liabilities

          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Western District of Texas.

          In April 2020, Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a second amended class action complaint in the U.S. District Court for the Western District of Texas in the Logan Lawsuit, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects.
          In January 2020, Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Boca Raton Lawsuit”) against certain of the Company’s current and former officers and directors (the “Boca Raton Defendants”). The Company was named as a nominal defendant only. The claims include (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. Boca Raton did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Boca Raton seeks various forms of relief, including (i) damages sustained by the Company as a result of the Boca Raton Defendants’ alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls.
          In April 2020, Jye-Chun Chang filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Chang Lawsuit”) against certain of the Company’s current and former officers and directors (the “Chang Defendants”). The Company was named as a nominal defendant only. The claims include (i) violations of section 14(a) of the Exchange Act, (ii) breach of fiduciary duties, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement and (vi) waste of corporate assets. Chang did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Chang seeks various forms of relief, including (i) declaring that Chang may sustain the action on behalf of the Company, (ii) declaring that the Chang Defendants breached their fiduciary duties to the Company, (iii) damages sustained by the Company as a result of the Chang Defendants’ alleged misconduct, (iv) equitable relief in the form of improvements to the Company’s governance and controls and (v) restitution.
          In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company and requesting that the Company provide certain information and documents, including documents related to the Company's expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC’s investigation.
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of June 30, 2019, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
Environmental

          The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of the Company's business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Regulatory Audits

          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of June 30, 2019, although the audit is still ongoing, we do not believe that any material tax liability will arise from the audit.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Subsequent Events
Stockholder Rights Plan
          On April 10, 2020, the board of directors of the Company adopted a short-term stockholder rights plan (the “Rights Plan”). The Rights Plan provides for the issuance of one right for each outstanding share of the Company’s common stock held by stockholders of record on April 24, 2020. In general, the rights will become exercisable only if a person or group acquires beneficial ownership of 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding common stock or announces a tender or exchange offer that would result in such ownership. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of common stock at a 50% discount, or the Company may exchange each right held by such holders for one share of common stock.
          The Rights Plan will expire on March 31, 2021. The Rights Plan may also be terminated, or the rights may be redeemed, prior to the scheduled expiration of the Rights Plan under certain other circumstances.
Impairments
          In the fourth quarter of 2019, management determined that the demand for vertical rigs and flowback services in the Permian Basin continued to be depressed. The Company's (i) vertical drilling rigs were not more likely than not to be utilized in the foreseeable future and (ii) flowback assets were having a deterioration in utilization. As such we expect to record impairment charges of approximately $3.4 million in the fourth quarter of 2019.

          During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were triggering events for goodwill and asset impairment. As a result of the triggering events, we performed an interim goodwill impairment test on the hydraulic fracturing reporting unit and a recoverability tests on each of the assets groups. As a result, we expect to recognize impairments and charges in the first quarter of 2020 as follows:

•goodwill impairment of approximately $9.4 million;
•drilling asset group impairment of approximately $1.1 million as a result of our recoverability tests; and

•
write-off of $6.1 million of deposits related to options to purchase additional DuraStim® equipment for which options expire at various times through the end of April 2021 as it is not probable we would exercise our options due to the events describe above.

          If the depressed oil prices and the current economic conditions remain for a longer period of time, actual results may differ from estimates and future assumptions may change resulting in additional impairment charges in the future.

Severance Expense
          In the third quarter of 2019, we recorded severance expense of approximately $2.0 million relating to the resignation of two former executive officers.

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

Overview

          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil-producing area in the United States, and we believe we are currently one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP").

          On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer Natural Resources USA, Inc.(“Pioneer”) and Pioneer Pumping Services, LLC (the “Pioneer Pressure Pumping Acquisition”). The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 HHP, four coiled tubing units and the associated equipment maintenance facility. In connection with the acquisition, we became a long-term service provider to Pioneer under a Pressure Pumping Services Agreement (the “Pioneer Services Agreement”), providing pressure pumping and related services for a term of up to 10 years; provided, that Pioneer has the right to terminate the Pioneer Services Agreement, in whole or part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. Pioneer can increase the number of committed fleets prior to December 31, 2022. Pursuant to the Pioneer Services Agreement, the Company is entitled to receive compensation if Pioneer were to idle committed fleets (“idle fees”); however, we are first required to use all economically reasonable effort to deploy the idled fleets to another customer. At the present, we have eight fleets committed to Pioneer. During times when there is a significant reduction in overall demand for our services, the idle fees could represent a material portion of our revenues.

          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps, or units, that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base, which we believe will continue to evolve, we view HHP to also be an appropriate metric to measure our available hydraulic fracturing capacity. Our total available HHP at June 30, 2019 was 1,415,000 HHP in conventional equipment. In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® hydraulic fracturing pumps, and in December 2019, we have received 54,000 HHP of the DuraStim® hydraulic fracturing pumps, with the remaining pumps of 54,000 HHP expected to be delivered before the end of 2020. At December 31, 2019, our total available HHP was 1,469,000 HHP, which was comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of our newly purchased DuraStim® hydraulic fracturing technology. With the continuous evaluation and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline as we reconfigure our fleets to increase active HHP and back up HHP based on our customers’ and operational needs. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing pumps in the future through April 30, 2021. The DuraStim® technology is powered by electricity. In 2019, we purchased two gas turbines to provide electrical power for the DuraStim® fleets. The electrical power sources for future DuraStim® fleets are still being evaluated and could either be supplied by the Company, customers or a third-party supplier.

          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton Company, Patterson-UTI Energy Inc., Nextier Oilfield Solutions Inc., Inc., Liberty Oilfield Services Inc., Superior Energy Services Inc., Schlumberger Limited, FTS International Inc. and a number of private companies. Although we believe price is a key factor in E&P companies' criteria in choosing a service provider, we believe that other important factors include operational efficiency, technical expertise, service and equipment quality, and health and safety standards. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.

          Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Historically, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have primarily operated. However, with increasing levels of Delaware sub-basin activity, we have recently expanded our presence in the Delaware sub-basin in response to demand from our customers. Given our dedicated relationships with a variety of Delaware sub-basin operators, we believe that we are uniquely positioned to capture large addressable growth opportunity as the basin develops. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.

          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we continue to fully maintain our equipment through the recent industry downturn to ensure optimal performance and reliability.

          In addition to our core pressure pumping segment operations, which includes our cementing operations, we also offer a suite of complementary well completion and production services, including coiled tubing and other services. We believe these complementary services create operational efficiencies for our customers and could allow us to capture a greater portion of their capital spending across the lifecycle of a well. Our vertical drilling rigs have been idled since 2016 and if the market for vertical drilling does not improve, and the equipment continues to be idled, the estimated fair value for the drilling rigs may decline, thus resulting in future impairment charges.

Commodity Price and Other Economic Conditions

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

          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between OPEC and Russia. In response to the global economic slowdown, OPEC had recommended a decrease in production levels in order to accommodate reduced demand. Russia rejected the recommendation of OPEC as a concession to U.S. producers. After the failure to reach an agreement, Saudi Arabia, a dominant member of OPEC, and other Persian Gulf OPEC members announced intentions to increase production and offer price discounts to buyers in certain geographic regions.

          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April 2020, OPEC reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million barrels of oil per day, or BOPD, with allocations to be made among the OPEC+ participants. Some of these production cuts went into effect in the first half of May 2020, however, commodity prices remain depressed as a result of an increasingly utilized global storage network and near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.

          The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of June 17, 2020, the WTI price for a barrel of crude oil was approximately $38.

          Despite a significant decline in drilling and completion activity by U.S. producers starting in mid-March 2020, domestic supply continues to exceed demand which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. The combined effect of the aforementioned factors is anticipated to have a continuing adverse impact on the industry in general and our operations specifically.

          The Permian Basin rig count has decreased significantly from approximately 403 at the beginning of 2020 to 175 in May 2020, according to Baker Hughes, and may continue to decline if current market conditions do not improve. As a result of the depressed market conditions and events, the Company expects a material adverse impact on the services we provide resulting from our customers shutting down completions of wells and pricing pressure from our customers to reduce the prices of our services. We expect the reduction in the number of wells completion activities and the pricing pressure from our customers to have a negative impact on our future revenue, results of operations and cash flows.

          Although the oil and gas market is currently depressed, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. If the market rebounds, we believe there will be increased demand for pressure pumping services in the Permian Basin where we operate.

          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating results in November and December, even in a stable commodity price and operations environment. The seasonal tendencies and the current depressed oil and gas market conditions could result in a longer time recovery time in the oil and gas industry thereby significantly impacting on revenue, results of operations and cash flows for a longer period of time beyond 2020.

Actions to Address the Economic Impact of COVID-19 and Decline in Commodity Prices

          Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position, liquidity and the efficient continuity of our operations as follows:

◦	Growth Capital. We cancelled substantially all our planned growth capital expenditures for the remainder of 2020.

◦
Other Expenditures. We significantly reduced our maintenance expenditures and field level consumable costs due to our reduced activity levels. We have been seeking lower pricing for our expendable items, materials used in day-to-day operations and large component replacement parts. Also, we have been internalizing certain support services that were outsourced.

◦
Labor Force Reductions. We have reduced our workforce by over 60% due to the changing activity levels for our services. We will continue to make appropriate adjustments to our workforce to reflect outlook related to activity levels.

◦
Compensation Related Costs. The directors and officers have voluntarily reduced compensation at different levels up to 20%. We have taken efforts to manage work schedules, primarily related to hourly employees, to minimize overtime costs.

◦
Working Capital. We have negotiated more favorable payment terms with certain of our larger vendors and are continuing to increase our diligence in collecting and managing our portfolio of accounts receivables.

          We are continuing to evaluate and consider additional cost saving measures. We will continue to prioritize the safety and welfare of our employees and customers through these turbulent times.

How We Evaluate Our Operations

          Our management uses a variety of financial metrics, Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.

Adjusted EBITDA and Adjusted EBITDA margin

          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) loss/(gain) on extinguishment of debt, (iii) stock-based compensation, and (iv) other unusual or non‑recurring (income)/expenses, such as impairment charges, severance, costs related to our initial public offering and costs related to asset acquisitions or one-time professional fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

          Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, and research analysts, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income)/expenses and items outside the control of our management team (such as income taxes). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.

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

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$64,230	$(28,097)	$36,133
Depreciation and amortization	34,023	1,459	35,482
Interest expense	22	2,004	2,026
Income tax expense	—	10,272	10,272
Loss on disposal of assets	31,117	81	31,198
Stock-based compensation	—	2,840	2,840
Other expense	—	276	276
Other general and administrative expense(1)	—	6,540	6,540
Retention bonus expense	1,795	—	1,795
Adjusted EBITDA	$131,187	$(4,625)	$126,562

	Three Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$57,524	$(18,433)	$39,091
Depreciation and amortization	20,042	1,234	21,276
Interest expense	—	2,231	2,231
Income tax expense	—	12,052	12,052
Loss (gain) on disposal of assets	19,823	(833)	18,990
Stock-based compensation	—	1,443	1,443
Other expense	—	182	182
Other general and administrative expense(1)	2	16	18
Deferred IPO bonus expense	427	258	685
Adjusted EBITDA	$97,818	$(1,850)	$95,968

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$162,324	$(56,386)	$105,938
Depreciation and amortization	65,806	2,793	68,599
Interest expense	22	3,906	3,928
Income tax expense	—	32,164	32,164
Loss on disposal of assets	50,123	302	50,425
Stock-based compensation	—	4,669	4,669
Other expense	—	464	464
Other general and administrative expense (1)	—	6,540	6,540
Deferred IPO bonus and retention bonus expense	3,953	157	4,110
Adjusted EBITDA	$282,228	$(5,391)	$276,837

	Six Months Ended June 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$110,458	$(34,659)	$75,799
Depreciation and amortization	37,805	2,406	40,211
Interest expense	—	3,492	3,492
Income tax expense	—	22,406	22,406
Loss (gain) on disposal of assets	27,651	(996)	26,655
Stock-based compensation	—	2,201	2,201
Other expense	—	412	412
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	965	551	1,516
Adjusted EBITDA	$176,881	$(4,169)	$172,712

(1)
Other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services of $6.5 million in 2019, and legal settlement in 2018.

Results of Operations
          We conduct our business through five operating segments: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expenses for the three and six months ended June 30, 2019 were $27.5 million and $57.2 million, respectively, and for the three and six months ended June 30, 2018, corporate administrative expenses were $21.2 million and $38.0 million, respectively. In 2020, the Company shut down its flowback operations in 2020 and disposed of the assets. The comparability of the results of operations may have been impacted by the Pioneer Pressure Pumping Acquisition resulting in additional eight fleets deployed at the beginning of 2019.
          Our hydraulic fracturing operating segment revenue approximated 95.6% and 95.8% of our pressure pumping revenue during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, our hydraulic fracturing operating segment revenue approximated 95.7% and 95.8% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change
	2019	2018	Variance	%
Revenue	$529,494	$459,888	$69,606	15.1%
Cost of services (1)	386,218	351,888	34,330	9.8%
General and administrative expense (2)	27,889	14,178	13,711	96.7%
Depreciation and amortization	35,482	21,276	14,206	66.8%
Loss on disposal of assets	31,198	18,990	12,208	64.3%
Interest expense	2,026	2,231	(205)	(9.2)%
Other expense	276	182	94	51.6%
Income tax expense	10,272	12,052	(1,780)	(14.8)%
Net income	$36,133	$39,091	$(2,958)	(7.6)%

Adjusted EBITDA (3)	$126,562	$95,968	$30,594	31.9%
Adjusted EBITDA Margin (3)	23.9%	20.9%	3.0%	14.4%

Pressure pumping segment results of operations:
Revenue	$515,867	$445,805	$70,062	15.7%
Cost of services	$374,653	$341,890	$32,763	9.6%
Adjusted EBITDA (3)	$131,187	$97,818	$33,369	34.1%
Adjusted EBITDA Margin (4)	25.4%	21.9%	3.5%	16.0%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

          Revenues.    Revenues increased 15.1%, or $69.6 million, to $529.5 million for the three months ended June 30, 2019, as compared to $459.9 million for the three months ended June 30, 2018. The increase was primarily attributable to the increase in hydraulic fracturing fleet size from 18.8 to 25.6 active fleets, and an increase in demand for our pressure pumping services and customer activity, resulting in an increase in our customer base, during the three months ended June 30, 2019. Our pressure pumping segment revenues increased 15.7%, or $70.1 million, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Revenues from services other than pressure pumping decreased 3.2%, or $0.5 million, to $13.6 million for the three months ended June 30, 2019 as compared $14.1 million for the three months ended June 30, 2018. The decrease in revenues from services other than pressure pumping was primarily attributable to the decrease in customer demand for our flowback services during the three months ended June 30, 2019 and the disposal of our surface drilling operations in August 2018.
          Cost of Services.    Cost of services increased 9.8%, or $34.3 million, to $386.2 million for the three months ended June 30, 2019, as compared to $351.9 million during the three months ended June 30, 2018. Cost of services in our pressure pumping segment increased $32.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. These increases were primarily attributable to our increased active fleet count and higher activity levels, resulting in an increase in employee headcount and as well as our material and other direct costs. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 72.6% for the three months ended June 30, 2019, as compared to 76.7% for the three months ended June 30, 2018. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a favorable change in our cost structure driven by our internal cost control measures, a decrease in the cost of certain consumables and increase in customer self-sourcing sand and other consumables, which resulted in higher realized Adjusted EBITDA margins during the three months ended June 30, 2019.
          General and Administrative Expenses.    General and administrative expenses increased 96.7%, or $13.7 million, to $27.9 million for the three months ended June 30, 2019, as compared to $14.2 million for the three months ended June 30, 2018. The net increase was primarily attributable to the increases in stock compensation expense of $1.4 million, retention bonus expense of $1.7 million associated with personnel who joined us as part of the Pioneer Pressure Pumping Acquisition, professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services of $6.5 million, insurance and office expenses of $1.9 million, dues/subscription expense of $1.0 million and a net decrease of $1.2 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 66.8%, or $14.2 million, to $35.5 million for the three months ended June 30, 2019, as compared to $21.3 million for the three months ended June 30, 2018. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2019, resulting primarily from an increase in our pressure pumping fleet capacity by 73.6% to 1,415,000 HHP in 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 64.3%, or $12.2 million, to $31.2 million for the three months ended June 30, 2019, as compared to $19.0 million for the three months ended June 30, 2018. The increase is attributable to the significant increase in our hydraulic fracturing fleet size, greater service intensity of jobs completed, and higher maintenance on certain of our pressure pumping equipment.
          Interest Expense.    Interest expense decreased 9.2%, or $0.2 million, to $2.0 million for the three months ended June 30, 2019, as compared to $2.2 million for the three months ended June 30, 2018. The decrease in interest expense was primarily attributable to a decrease in our average debt balance during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
          Other Expense.    There was no significant change in other expense. Other expense was $0.3 million for the three months ended June 30, 2019, as compared to $0.2 million for the three months ended June 30, 2018.
          Income Tax Expense.   Total income tax expense was $10.3 million resulting in an effective tax rate of 22.1% for the three months ended June 30, 2019 as compared to $12.1 million and an effective tax rate of 23.6% for the three months ended June 30, 2018. The decrease in income tax expense during the three months ended June 30, 2019 is primarily attributable to the decrease in pre-tax book income during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change
	2019	2018	Variance	%
Revenue	$1,075,673	$845,107	$230,566	27.3%
Cost of services (1)	767,741	650,010	117,731	18.1%
General and administrative expense (2)	46,414	26,122	20,292	77.7%
Depreciation and amortization	68,599	40,211	28,388	70.6%
Loss on disposal of assets	50,425	26,655	23,770	89.2%
Interest expense	3,928	3,492	436	12.5%
Other expense	464	412	52	12.6%
Income tax expense	32,164	22,406	9,758	43.6%
Net income	$105,938	$75,799	$30,139	39.8%

Adjusted EBITDA (3)	$276,837	$172,712	$104,125	60.3%
Adjusted EBITDA Margin (3)	25.7%	20.4%	5.3%	26.0%

Pressure pumping segment results of operations:
Revenue	$1,047,931	$820,850	$227,081	27.7%
Cost of services	$745,757	$632,360	$113,397	17.9%
Adjusted EBITDA (3)	$282,228	$176,881	$105,347	59.6%
Adjusted EBITDA Margin (4)	26.9%	21.5%	5.4%	25.1%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

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

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

          Revenues.    Revenues increased 27.3%, or $230.6 million, to $1,075.7 million for the six months ended June 30, 2019, as compared to $845.1 million for the six months ended June 30, 2018. The increase was primarily attributable to the increase in hydraulic fracturing fleet size from 18.1 to 26.3 active fleets, demand for our pressure pumping services and customer activity, resulting in an increase in our customer base, during the six months ended June 30, 2019. Our pressure pumping segment revenues increased 27.7%, or $227.1 million, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Revenues from services other than pressure pumping increased 14.4%, or $3.5 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in our coiled tubing units and customer demand for coil tubing services.
          Cost of Services.    Cost of services increased 18.1%, or $117.7 million, to $767.7 million for the six months ended June 30, 2019, as compared to $650.0 million during the six months ended June 30, 2018. Cost of services in our pressure pumping segment increased $113.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily attributable to higher activity levels in our pressure pumping operations, hydraulic fracturing fleet size, and an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 71.2% for the six months ended June 30, 2019, as compared to 77.0% for the six months ended June 30, 2018. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a favorable change in our cost structure driven by our internal cost control measures and a decrease in the cost of certain consumables and increase in customer self-sourcing sand and other consumables, which resulted in higher realized Adjusted EBITDA margins during the six months ended June 30, 2019.

          General and Administrative Expenses.    General and administrative expenses increased 77.7% or $20.3 million to $46.4 million for the six months ended June 30, 2019, as compared to $26.1 million for the six months ended June 30, 2018. The net increase was primarily attributable to increases in stock compensation expense of $2.5 million, retention bonus expense of $3.6 million associated with personnel who joined us as part of the Pioneer Pressure Pumping Acquisition, professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services of $6.5 million, office expense of $1.6 million, insurance expense of $2.6 million, dues/subscription of $1.1 million and net aggregate increase in other remaining general and administrative expenses of $2.3 million.
          Depreciation and Amortization.    Depreciation and amortization increased 70.6%, or $28.4 million, to $68.6 million for the six months ended June 30, 2019, as compared to $40.2 million for the six months ended June 30, 2018. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2019, resulting primarily from an increase in our pressure pumping fleet capacity by 73.6% to 1,415,000 HHP in 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 89.2%, or $23.8 million, to $50.4 million for the six months ended June 30, 2019, as compared to $26.7 million for the six months ended June 30, 2018. The increase is attributable to the significant increase in hydraulic fracturing fleet size, greater service intensity of jobs completed and higher activity levels on certain of our pressure pumping equipment.
          Interest Expense.    Interest expense increased 12.5%, or $0.4 million, to $3.9 million for the six months ended June 30, 2019, as compared to $3.5 million for the six months ended June 30, 2018. The increase in interest expense was primarily attributable to an increase in our average debt balance during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
          Other Expense.    There was no significant change in other expense. Other expense was $0.5 million for the six months ended June 30, 2019, as compared to $0.4 million for the six months ended June 30, 2018.
          Income Tax Expense.   Total income tax expense was $32.2 million resulting in an effective tax rate of 23.3% for the six months ended June 30, 2019 as compared to $22.4 million and an effective tax rate of 22.8% for the six months ended June 30, 2018. The increase in income tax expense during the six months ended June 30, 2019 is primarily attributable to the increase in pre-tax book income during six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”). Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy debt payments. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. With the current depressed oil and gas market conditions, we believe our remaining monthly availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity.
          As of June 30, 2019, our borrowings under our ABL Credit Facility was $150.0 million and our total liquidity was $146.5 million, consisting of cash and cash equivalents of $36.3 million and $110.2 million of availability under our ABL Credit Facility.
          As of June 19, 2020, we had no borrowings under our ABL Credit Facility and our total liquidity was approximately $57.4 million, consisting of cash and cash equivalents of $42.2 million and $15.2 million of availability under our ABL Credit Facility.
          There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business or meet our future long-term liquidity requirements.
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020. As a result of these developments, the Company expects a material adverse impact on the oil field services we provide and our revenue, results of operations and cash flows. These situations are rapidly changing and additional impacts to the business may arise that we are not aware of currently and the depressed oil and gas industry may take a longer time to recover thereby significantly impacting on revenue, results of operations and cash flows for a longer period of time.
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of June 30, 2019 was approximately $261.8 million and was approximately $16.8 million as of June 19, 2020. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10%of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the six months ended June 30, 2019 was 4.7%.
           In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020.
           In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intend to phase out LIBOR by the end of 2021. At the present time, the ABL Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021when LIBOR will be phased out. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of eventual replacement of the LIBOR interest rate.
          As of June 30, 2019, we had 108,000 HHP of DuraStim® hydraulic pumps on order for delivery between 2019 and 2020, with an option to purchase an additional 108,000 HHP of DuraStim® hydraulic pumps. We expect the initial 108,000 HHP of fully deployable DuraStim® fleets to cost an aggregate of approximately $179.1 million (including auxiliary and mixing equipment and power turbines), of which approximately $96.7 million has been spent as of June 30, 2019 and the remaining approximately $82.4 million is expected to be spent in the second half of 2019 and 2020. We expect to fund these fleet purchases with a combination of (i) cash in hand and (ii) borrowings under our ABL Credit Facility.
Future Sources and Use of Cash and Contractual Obligations
          In the normal course of business, we enter into various contractual obligations that impact on our future liquidity. The table below contains our known material contractual obligations as of June 30, 2019.

($ in thousands)	Total	Less than 1 year	1 - 3 years	4- 5 years
ABL Credit Facility (1)	$150,000	$—	$—	$150,000
Operating leases(2)	1,969	259	1,063	647
Finance leases (2)	3,022	3,022	—	—
Capital expenditures(3)	48,916	48,916	—	—
Total	$203,907	$52,197	$1,063	$150,647

(1)
Exclusive of future commitment fees, amortization of deferred financing costs, interest expense or other fees on our revolving credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)
Finance and Operating leases include agreements for various office locations, excluding short-term leases (see Notes (9) Leases and (10) Commitments and Contingencies in the financial statements for additional disclosures).

(3)
Capital expenditures relate to the contractual expenditures (see Note 10 Commitments and Contingencies). Amounts reflected in the table above do not include any potential capital expenditures associated with the 108,000 HHP of DuraStim® hydraulic pumps (or associated auxiliary and mixing equipment and power equipment) that we have an option to purchase through April 2021.

          We have option agreements with our equipment manufacturer to purchase additional DuraStim® hydraulic fracturing pumps of approximately 108,000 HHP through April 30, 2021. We believe the cost to acquire the DuraStim® pumps will be comparable to our previously purchased DuraStim® pumps. In the current economic environment it is not probable we would exercise these options before they expire. However, if we decide to exercise our purchase options, it will represent an increase in our growth capital expenditures and we will expect to finance that purchase from our then existing cash on hand, cash flows from operation or borrowings under our ABL Credit Facility.
          We have repaid all our borrowings, as of June 19, 2020, under our ABL Credit Facility with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio. Through June 19, 2020, we repaid $150.0 million of our borrowings under the ABL Credit Facility.
          The Company enters into purchase agreements with the Sand suppliers to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022.
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact on our future liquidity. There were no other known material contractual obligations and estimate for future capital expenditures as of June 30, 2019.

Cash and Cash Flows
             The following table sets forth the historical cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$150,851	$124,442
Investing activities	$(324,334)	$(149,909)
Financing activities	$77,062	$28,621
Cash Flows From Operating Activities
          Net cash provided by operating activities was $150.9 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of $124.4 million for the six months ended June 30, 2018. The net increase of $26.4 million was primarily due to the expansion of our operations following the acquisition of Pioneer Pressure Pumping Assets as well as the associated increase in revenue and operating profits from the expansion of operations, and the timing of our receivable from customers and payment to vendors. During the six months ended June 30, 2019, our average active fleet count was approximately 26 fleets compared to 18 fleets during the six months ended June 30, 2018. Our increase in fleet size has resulted in our ability to service more customer wells and thus increased operating cash flows.
Cash Flows From Investing Activities
          Net cash used in investing activities increased to $324.3 million for the six months ended June 30, 2019, from $149.9 million for the six months ended June 30, 2018. The increase was primarily attributable to the cash payment of approximately $110.0 million for 510,000 HHP, 4 coiled tubing units and maintenance yard acquired in the Pioneer Pressure Pumping Acquisition. In addition, in the six months ended June 30, 2019, we made cash deposits of $102.9 million with our equipment manufacturers for 108,000 HHP of new-build DuraStim® hydraulic fracturing pumps and turbines which are expected to be delivered at different times in 2019 and 2020. Included in our cash deposits with our equipment manufacturers was an option fee of $6.1 million related to our option to acquire 108,000 HHP of additional DuraStim® pumps through the end of April 2021. The option fee will be equally applied towards the purchase price of each additional DuraStim® fleet ordered. We also paid approximately $68.2 million for maintenance capital expenditures and $42.9 million on other growth initiatives during the six months ended June 30, 2019.
Cash Flows From Financing Activities
          Net cash provided by financing activities was $77.1 million for the six months ended June 30, 2019, and $28.6 million for the six months ended June 30, 2018. The net increase in cash provided by financing activities during the six months ended June 30, 2019 was primarily driven by the increase in net borrowings under our ABL Credit Facility, compared to six months ended June 30, 2018. Our net cash provided from financing activities during the six months ended June 30, 2019, was primarily driven by additional borrowings under our ABL Credit Facility of $90.0 million, proceeds from equity awards of $1.1 million, and offset by our use of cash for repayment of borrowings of $10.0 million and insurance financing of $3.9 million. Our net cash provided from financing activities during the six months ended June 30, 2018 was primarily driven by our borrowings of $57.4 million, and offset by our use of cash for repayment of borrowings of $25.2 million, insurance financing of $3.2 million and debt issuance cost of $0.4 million.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2019.
Critical Accounting Policies and Estimates
           There have been no material changes during the six months ended June 30, 2019 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Impairments
          In the fourth quarter of 2019, management determined that the demand for vertical rigs and flowback services in the Permian Basin continued to be depressed. The Company's (i) vertical drilling rigs were not more likely than not to be utilized in the foreseeable future and (ii) flowback assets were having a deterioration in utilization. As such we expect to record impairment charges of approximately $3.4 million in the fourth quarter of 2019.

          During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were triggering events for goodwill and asset impairment. As a result of the triggering events, we performed an interim goodwill impairment test on the hydraulic fracturing reporting unit and a recoverability tests on each of the assets groups. As a result, we expect to recognize impairments and charges in the first quarter of 2020 as follows:

•	goodwill impairment of approximately $9.4 million;

•	drilling asset group impairment of approximately $1.1 million as a result of our recoverability tests; and

•
write-off of $6.1 million of deposits related to options to purchase additional DuraStim® equipment for which options expire at various times through the end of April 2021 as it is not probable we would exercise our options due to the events describe above.

          If the depressed oil prices and the current economic conditions remain for a longer period of time, actual results may differ from estimates and future assumptions may change resulting in additional impairment charges in the future.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2019, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K or in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Background
          In May 2019, the Audit Committee (the “Committee”) of the Board, with assistance of independent outside counsel and accounting advisors, conducted an internal review initially focused on the Company’s disclosure of agreements previously entered into with AFGlobal Corporation for the purchase of Durastim® hydraulic fracturing fleets and effective communications related thereto. The review was later expanded (collectively referred to as the “Expanded Audit Committee Review”) to, among other items, review expense reimbursements, certain transactions involving related parties or potential conflicts of interest, and certain transactions entered into by our former Chief Executive Officer (the “former CEO”).
          The Expanded Audit Committee Review did not identify any material accounting errors in the consolidated financial statements included in the 2018 Annual Report and the 2019 First Quarter 10-Q. Based on the Expanded Audit Committee Review, current management determined that there were deficiencies in the design and/or operation of internal controls that constituted material weaknesses. Current management determined that the tone from former executive management was insufficient to create the proper environment for effective internal control over financial reporting, which led to the failure of controls in other areas as further described below.
Evaluation of Disclosure Controls and Procedures
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018, and March 31 and June 30, 2019. Previously, based on their prior evaluation, our former Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 and March 31, 2019. As a result of the material weaknesses in our internal control over financial reporting described below, our current Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, March 31, 2019 and June 30, 2019. Notwithstanding the conclusion by our Principal Executive Officer and Principal Financial Officer that our disclosure controls and procedures as of December 31, 2018, March 31, 2019 and June 30, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in each of (i) this Quarterly Report on Form 10-Q, (ii) the 2018 Annual Report and (iii) the 2019 First Quarter 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control over Financial Reporting
         The management of ProPetro Holding Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ProPetro Holding Corp. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with U.S. GAAP. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.
         There are inherent limitations to the effectiveness of any control system. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The Company intends to continually improve and refine its internal controls.
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO. Previously, based upon that evaluation by our former Principal Executive Officer and Principal Financial Officer, we determined that our internal control over financial reporting was effective as of December 31, 2018. However, as discussed above and in light of the results of the Expanded Audit Committee Review, based upon the evaluation under these criteria and upon the existence of the material weaknesses described below, management, with the participation of our current Principal Executive Officer and Principal Financial Officer, determined that we did not maintain effective internal control over financial reporting as of December 31, 2018. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of March 31, and June 30, 2019.
         A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Control Environment
         We have identified deficiencies in the principles associated with the control environment component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization demonstrates a commitment to integrity and ethical values, (ii) the board of directors demonstrates independence from management and exercises oversight of the development and performance of internal control, (iii) management establishes, with board oversight, structures, reporting lines, and appropriate authorities and responsibilities in pursuit of objectives, (iv) the organization demonstrates a commitment to attract, develop, and retain competent individuals in alignment with objectives, and (v) the organization holds individuals accountable for their internal control related responsibilities in the pursuit of objectives.
         Our senior management did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company. The Company did not sufficiently promote, monitor or enforce adherence to its Code of Conduct and Ethics. Additionally, the Expanded Audit Committee Review found that there was a general lack of focus on promoting a culture of compliance within the Company. Results of poor tone at the top included: (i) certain whistleblower allegations were not properly investigated and elevated to the Committee, (ii) the lack of an employee expense review and approval policy, (iii) two instances of non-compliance with the Company’s Insider Trading Policy, and (iv) instances of non-compliance with the Code of Conduct and Ethics policies.
         This material weakness in the control environment contributed to material weaknesses in the following components of the COSO framework.
Information and Communication
         We have identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control, and (ii) the organization communicates with external parties regarding matters affecting the functioning of internal control.
         Factors contributing to the material weakness included miscommunication between management and the Board regarding the conditionality of certain contracts that resulted in the non-disclosure of such contract commitments and the impact of such commitments on the Company’s future liquidity.
Control Activities
         We have identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization selects and develops control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (ii) the organization deploys control activities through policies that establish what is expected and procedures that put policies into action.
         The Company’s failure to maintain appropriate tone at the top had a pervasive impact, and as such, resulted in a risk that could have impacted virtually all financial statement account balances and disclosures.
         The COSO component material weaknesses described above contributed to the following material weakness within our system of internal control over financial reporting at the control activity level.

Related Parties
         We did not maintain controls designed to sufficiently identify, evaluate, and disclose related party transactions. As a result, two related party transactions were entered into that were not identified by the Company’s controls and given consideration of appropriate disclosure.
Remediation Plan and Status
         Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. The Board and management have implemented, among other items, the following measures to address the material weaknesses identified:

•	Appointed new executive officers with extensive public company experience to improve the tone at the top, communication with the Board and compliance with policies within the Company.

•
Enhanced certain of the Company’s policies, including the Code of Ethics and Conduct, Expense Reimbursement, Travel and Entertainment, and Delegation of Responsibilities and Authority. Additionally, the Company enhanced or implemented control activities to monitor compliance with such policies.

•	Designed and implemented control activities related to the identification of, approval of, and disclosure of related party transactions.

•	Designed and implemented control activities related to the identification and approval of potential conflicts of interest.

•	Designed and implemented control activities related to the evaluation of whistleblower allegations.

•	Formed a disclosure committee and appointed a Chief Disclosure Officer to provide improved corporate governance related to disclosures the Company provides to the public and other external parties.
         Our remediation of the identified material weaknesses and strengthening our internal control environment is ongoing and will require a substantial effort. We will test the ongoing design and implementation and operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above.
Changes in Internal Control over Financial Reporting
         There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In April 2020, Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a second amended class action complaint in the U.S. District Court for the Western District of Texas in the Logan Lawsuit, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects.
          In January 2020, Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Boca Raton Lawsuit”) against certain of the Company’s current and former officers and directors (the “Boca Raton Defendants”). The Company was named as a nominal defendant only. The claims include (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. Boca Raton did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Boca Raton seeks various forms of relief, including (i) damages sustained by the Company as a result of the Boca Raton Defendants’ alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls.
          In April 2020, Jye-Chun Chang filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Chang Lawsuit”) against certain of the Company’s current and former officers and directors (the “Chang Defendants”). The Company was named as a nominal defendant only. The claims include (i) violations of section 14(a) of the Exchange Act, (ii) breach of fiduciary duties, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement and (vi) waste of corporate assets. Chang did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Chang seeks various forms of relief, including (i) declaring that Chang may sustain the action on behalf of the Company, (ii) declaring that the Chang Defendants breached their fiduciary duties to the Company, (iii) damages sustained by the Company as a result of the Chang Defendants’ alleged misconduct, (iv) equitable relief in the form of improvements to the Company’s governance and controls and (v) restitution.
          In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company and requesting that the Company provide certain information and documents, including documents related to the Expanded Audit Committee Review and related events. The Company has cooperated and expects to continue to cooperate with the SEC’s investigation.
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation, or any other related lawsuit or investigation.
ITEM 1A. Risk Factors
          There have been no material changes to the risk factors disclosed in Part I, item 1A. of our Form 10-K for the year ended December 31, 2018 with the exception of the following:
Our business and financial performance depends on the oil and natural gas industry and particularly on the level of capital spending and exploration and production activity within the United States and in the Permian Basin, and a decline in prices for oil and natural gas has had and may continue to have an adverse effect on our revenue, cash flows, profitability and growth.
          Demand for most of our services depends substantially on the level of capital expenditures in the Permian Basin by companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of capital spending and activity in oil and gas exploration, development and production. Prolonged low oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the hydraulic fracturing services that we provide. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. West Texas Intermediate (“WTI”) oil prices declined significantly in 2015 and 2016 to approximately $30 per barrel, but subsequently recovered in 2017 and 2018. However, in 2019, oil and natural gas prices were highly volatile. The average WTI oil prices per barrel was approximately $57, $65 and $51 for the years ended December 31, 2019, 2018 and 2017, respectively. Demand for our services is largely dependent on oil and natural gas prices, and our customers’ completion budgets and rig count. In March 2020, WTI oil prices declined significantly, to a low of approximately $20 per barrel towards the end of March 2020. On June 17, 2020 the WTI oil price was approximately $38 per barrel. The decline in and unpredictable nature of oil and natural gas prices have caused a reduction in our customers’ spending and associated drilling and completion activities, which has had and may continue to have an adverse effect on our revenue and cash flows. We are also experiencing pricing pressure on our services from substantially all of our customers which has decreased margins for us. If prices continue to decline or remain low and are highly unpredictable, additional declines in our customers’ spending would have a further adverse effect on our revenue, margins and cash flows. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owed to us and similar impacts.
          Many factors over which we have no control affect the supply of, and demand for our services, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence prices for our services, including:
•    the severity and duration of world health events, including the recent COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•the current significant surplus in the supply of oil and actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for our services;

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

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•	speculative trading in crude oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	the discovery rates of new oil and natural gas reserves;

•	contractions in the credit market;

•	the strength or weakness of the U.S. dollar;

•	available pipeline and other transportation capacity;

•	the levels of oil and natural gas storage;

•	weather conditions and other natural disasters;

•	domestic and foreign tax policy;

•	domestic and foreign governmental approvals and regulatory requirements and conditions;

•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;

•	political or civil unrest in the United States or elsewhere;

•	technical advances affecting energy consumption;

•	the proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•	the price and availability of alternative fuels;

•	the ability of oil and natural gas producers to raise equity capital and debt financing;

•	merger and divestiture activity among oil and natural gas producers; and

•	overall domestic and global economic conditions.
          These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in March 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. These events, combined with the continued outbreak of COVID-19 that has reduced economic activity and disrupted the supply chain of certain of our customers, have contributed to a sharp drop in prices for oil in the first quarter of 2020, continuing into the second quarter. Regulatory action to curtail production has been contemplated; for example, the Texas Railroad Commission, which regulates the production of oil and gas in the state of Texas, held a hearing in April 2020 regarding potential production cuts for producers in Texas in light of the recent decline in oil prices globally. The Railroad Commission ultimately declined to institute mandatory production cuts, but the agency may choose to revisit the issue if market weakness persists, which could further reduce demand for our services. While an agreement to cut production was reached in April 2020, oil prices have remained low, and global oil demand is expected to remain challenged at least until the COVID-19 outbreak can be contained. The impacts of these price declines have had, and may continue to have, a material adverse effect on our business, results of operation and financial condition.
The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
          We derive our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, the decline in and unpredictable nature of oil and gas prices in 2019 and early 2020, combined with adverse changes in the capital and credit markets and the COVID-19 outbreak in early 2020, caused many exploration and production companies to reduce their capital budgets and drilling activity. This has resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies can charge for their services. These factors have materially and adversely affected our business, results of operations and financial condition. In addition, a majority of the service revenue we earn is based upon a charge for a relatively short period of time (for example, a day, a week or a month) for the actual period of time the service is provided to our customers. By contracting services on a short‑term basis, we are exposed to the risks of a rapid reduction in market prices and utilization and resulting volatility in our revenues.
Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.
          We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees. For example, in response to COVID-19, we have reduced headcount, officer salaries and director compensation, closed yard locations, reduced third party expenses and streamlined operations, reduced capital expenditures and recorded impairment expenses.
          The COVID-19 pandemic has spread across the globe and impacted financial markets and worldwide economic activity and adversely affected our operations. In addition, the effects of COVID-19 and concerns regarding its global spread have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the operations and activity levels of our customers and materially and adversely affected the demand for oilfield services. These factors may also negatively impact our current suppliers and their ability or willingness to provide the necessary equipment, parts or raw materials, and they may otherwise fail to deliver the products timely and in the quantities required. Any resulting delays in the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.
Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
          A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a further slowdown in the exploration and production industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and natural gas and decreased prices for oil and natural gas. The COVID-19 pandemic and the recent turmoil between the members of OPEC+ have caused oil prices to fall substantially and have impacted the global economy; such factors have heightened the risk of a prolonged economic slowdown or recession in the United States.
The majority of our operations are located in the Permian Basin, making us vulnerable to risks associated with operating in one major geographic area.
          Our operations are geographically concentrated in the Permian Basin. For the years ended December 31, 2019, 2018 and 2017, approximately 99.4%, 99.0% and 97.0%, respectively, of our revenues were attributable to our operations in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Permian Basin caused by significant governmental regulation, processing or transportation capacity constraints, market limitations, curtailment of production or interruption of the processing or transportation of oil and natural gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse operations.
We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our business, results of operations and financial condition.
          We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re‑market or otherwise use the production could have a material adverse effect on our business, results of operations and financial condition. In weak economic environments, we may experience increased delays and failures to pay due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets or other sources of capital. The decline in and unpredictable nature of oil and gas prices in 2019 and 2020 has negatively impacted the financial condition and liquidity of our customers, and future declines, sustained lower prices, or continued volatility could impact their ability to meet their financial obligations to us. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.
We face significant competition that may cause us to lose market share, and competition in our industry has intensified during the industry downturn.
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
          Pressure on pricing for our services resulting from the industry downturn has impacted, and may continue to impact, our ability to maintain utilization and pricing for our services or implement price increases. During periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our results of operations. Also, we may not be able to successfully increase prices without adversely affecting our utilization levels. The inability to maintain our utilization and pricing levels, or to increase our prices as costs increase, could have a material adverse effect on our business, financial condition and results of operations.
          Furthermore, competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality. We cannot assure that we will be able to maintain our competitive position.
New technology may cause us to become less competitive.
          The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire and deploy certain technology improvements at a substantial cost, such as our new DuraStim® fleets or the cost of implementing or purchasing a technology like the new DuraStim® fleets may be substantially higher than anticipated, and we may not be able to successfully implement the DuraStim® fleets or other technologies we may purchase. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies could have a material adverse effect on our business, financial condition, prospects or results of operations.
Our business depends upon our ability to obtain specialized equipment, parts and key raw materials, including frac sand and chemicals, from third‑party suppliers, and we may be vulnerable to delayed deliveries and future price increases.
          We purchase specialized equipment, parts and raw materials (including, for example, frac sand, chemicals and fluid ends) from third party suppliers and affiliates. At times during the business cycle, there is a high demand for hydraulic fracturing and other oilfield services and extended lead times to obtain equipment and raw materials needed to provide these services. Should our current suppliers be unable or unwilling to provide the necessary equipment, parts or raw materials or otherwise fail to deliver the products timely and in the quantities required, any resulting delays in the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, future price increases for this type of equipment, parts and raw materials could negatively impact our ability to purchase new equipment, to update or expand our existing fleets, to timely repair equipment in our existing fleets or meet the current demands of our customers. In addition, the COVID-19 pandemic may have a negative impact on our suppliers’ ability or willingness to provide necessary equipment, parts or raw materials, and they may otherwise fail to deliver the products timely and in the quantities required.
We may be required to pay fees to certain of our sand suppliers based on minimum volumes under long-term contracts regardless of actual volumes received.
          We enter into purchase agreements with our sand suppliers (the “Sand suppliers”) to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that we purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if we purchase less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, we are obligated to purchase a specified percentage of our overall sand requirements, or we must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022.
          If the activity level of our customers declines and the demand for our services is materially and adversely affected, we may be required to pay for more sand from our Sand suppliers than we need in the performance of our services, regardless of whether we take physical delivery of such sand. In such an event, we may be required to pay shortfall fees or other penalties under the purchase agreements, which could have a material adverse effect on our business, financial condition, or results of operations. The decrease in our customers’ activity resulting from the COVID-19 pandemic and recent turmoil between the members of OPEC+, among other factors, has heightened the risk that we may be required to pay shortfall fees or other penalties to the Sand suppliers in the future.
Reliance upon a few large customers may adversely affect our revenue and operating results.
          The majority of our revenue is generated from our hydraulic fracturing services. Due to the large percentage of our revenue historically derived from our hydraulic fracturing services with recurring customers and the limited availability of our fracturing units, we have had some degree of customer concentration. Our top ten customers represented approximately 95.5%, 85.5% and 87.0% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
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
          Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, such as our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Operations, Chief Financial Officer, Chief Strategy and Administrative Officer, Chief Accounting Officer and General Counsel could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.
          The delivery of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. As a result of the downturn in the oil and gas industry resulting from the COVID-19 pandemic and recent turmoil between the members of OPEC+, among other factors, we have made reductions in the size of workforce due to reduced demand for our services. If demand for our services increases, we may experience difficulty in hiring or re-hiring skilled and unskilled workers in the future to meet that demand. At times, the demand for skilled workers in our geographic areas of operations is high, and the supply is limited. As a result, competition for experienced oilfield service personnel is intense, and we face significant challenges in competing for crews and management with large and well‑established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Furthermore, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wages. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
          The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $400.7 million, $592.6 million and $305.3 million during the years ended December 31, 2019, 2018 and 2017. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. With the current depressed oil and gas market conditions, our remaining availability under our ABL Credit Facility will be adversely impacted by the expected decline in our customers’ activity and we may be unable to borrow under our ABL Credit Facility if our eligible accounts receivable continues to decline. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. For example, our borrowing base declined from $261.8 million as of June 30, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
          Concerns over global economic conditions, geopolitical issues, public health crises (including the COVID-19 pandemic), interest rates, inflation, the availability and cost of credit and the United States and foreign financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, including the significant decline in WTI oil prices beginning February 2020. The decline in and unpredictable nature of oil and natural gas prices have caused a reduction in our customers’ spending and associated drilling and completion activities, which had and may continue to have an adverse effect on our revenue and cash flows. If the current economic climate in the United States or abroad continues, deteriorates further or remains uncertain, worldwide demand for petroleum products could diminish further, which could impact the price at which oil, natural gas and natural gas liquids can be sold, which could affect the ability of our customers to continue operations and adversely impact our results of operations, liquidity and financial condition.
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
          Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. For example, our borrowing base declined from $261.8 million as of June 30, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements.”
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
•increasing our vulnerability to economic downturns and changing market conditions; and
•placing us at a competitive disadvantage relative to competitors that have less debt.
          Furthermore, interest rates on future indebtedness could be higher than current levels, causing our financing costs to increase accordingly. In addition, LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business and results of operations. However, if LIBOR is phased out without a replacement benchmark, our only option under the ABL Credit Facility will be to borrow at the Base Rate (as defined in the ABL Credit Facility) until an alternative benchmark rate is selected. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt.
We may record losses or impairment charges related to goodwill and long-lived assets.
          Changes in future market conditions and prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses in our results of operations. These events could result in the recognition of impairment charges or losses from asset sales that negatively impact our financial results. Significant impairment charges or losses from asset sales as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.
            In the fourth quarter of 2019, management determined that the demand for vertical rigs and flowback services in the Permian Basin continued to be depressed. The Company's (i) vertical drilling rigs were not more likely than not to be utilized in the foreseeable future and (ii) flowback assets were having a deterioration in utilization. As such we expect to record impairment charges of approximately $3.4 million in the fourth quarter of 2019.
         During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were triggering events for goodwill and asset impairment. As a result of the triggering events, we performed an interim goodwill impairment test on the hydraulic fracturing reporting unit and a recoverability tests on each of the assets groups. As a result, we expect to recognize impairments and charges in the first quarter of 2020 as follows:

•	goodwill impairment of approximately $9.4 million;

•	drilling asset group impairment of approximately $1.1 million as a result of our recoverability tests; and

•
write-off of $6.1 million of deposits related to options to purchase additional DuraStim® equipment for which options expire at various times through the end of April 2021 as it is not probable we would exercise our options due to the events described above.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.
          Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, worksite injuries to our or third-party personnel, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean‑up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations or the loss of customers. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.
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
A terrorist attack, armed conflict or political or civil unrest could harm our business.
          Terrorist activities, anti‑terrorist efforts, other armed conflicts and political or civil unrest could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our services. Terrorist activities, the threat of potential terrorist activities, political or civil unrest and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Increasing trucking regulations may increase our costs and negatively impact our results of operations.
          In connection with our business operations, including the transportation and relocation of our hydraulic fracturing equipment and shipment of frac sand, we operate trucks and other heavy equipment. As such, we operate as a motor carrier in providing certain of our services and therefore are subject to regulation by the DOT and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials. Our trucking operations are subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size.
          Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to state safety regulations that mirror federal regulations. Matters such as the weight and dimensions of equipment are also subject to federal and state regulations. From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.
          Certain motor vehicle operators require registration with the DOT. This registration requires an acceptable operating record. The DOT periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria that could result in a suspension of operations.
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

Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
          The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
          In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. For example, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities, otherwise known as Subpart OOOOa. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing.
          Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
          Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates seeking the office of the President of the United States in 2020. Some of these pledges have included calls to ban hydraulic fracturing, which could adversely impact our operations. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result.
          There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
          The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products. Additionally, political, litigation and financial risks may result in our oil and natural gas customers restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation
          Moreover, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
          Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment. There have been several attempts to modify or rescind such regulations, and litigation is ongoing. Separately, the BLM finalized a rule governing hydraulic fracturing on federal lands but this rule was subsequently rescinded. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
          Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. For example, the United States Geological Survey identified eight states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, Arkansas, Ohio and Alabama. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completion seismicity guidelines for operators in the SCOOP and STACK require hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has previously issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission has adopted similar rules. In addition, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. However, the EPA has imposed no regulatory limits as a result of this study.
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
          We operate with most of our customers under master service agreements (“MSAs”). We endeavor to allocate potential liabilities and risks between the parties in the MSAs. Generally, under our MSAs, including those relating to our hydraulic fracturing services, we assume responsibility for, including control and removal of, pollution or contamination which originates above surface and originates from our equipment or services. Our customer assumes responsibility for, including control and removal of, all other pollution or contamination which may occur during operations, including that which may result from seepage or any other uncontrolled flow of drilling fluids. We may have liability in such cases if we are negligent or commit willful acts. Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our hydraulic fracturing operations, their employees are injured or their properties are damaged by such operations, unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer‑owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the above allocations of risk. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
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
          We have completed and may in the future pursue, asset acquisitions or acquisitions of businesses. Any acquisition of assets or businesses involves potential risks, including the failure to realize expected profitability, growth or accretion; environmental or regulatory compliance matters or liability; title or permit issues; the incurrence of significant charges, such as impairment of goodwill, or property, plant and equipment or restructuring charges; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources and may divert management’s attention from existing operations or other priorities.
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
          As of December 31, 2019, we had approximately $304.7 million of federal net operating loss carryforwards some of which will begin to expire in 2035. After January 1, 2018, federal net operating loss carryforwards can be carried forward indefinitely. Approximately $229.5 million of our federal net operating loss carryforward relates to pre-2018 periods which are not subject to an annual 80% limitation of taxable income. Our state net operating losses is approximately $50.4 million and will begin to expire in 2024. Utilization of these net operating loss carryforwards (“NOLs”) depends on many factors, including our future income, which cannot be assured. In addition, Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three‑year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may experience ownership changes, which may result in annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built‑in gains in our assets existing at the time of the ownership change. The limitations arising from ownership changes may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
The SEC’s pending investigation, the Logan Lawsuit, the Boca Raton Lawsuit, and the Chang Lawsuit could have a material adverse effect on our business, financial condition, results of operation, and cash flows.
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In April 2020, Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a second amended class action complaint in the U.S. District Court for the Western District of Texas in the Logan Lawsuit, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects.
          In January 2020, Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Boca Raton Lawsuit”) against certain of the Company’s current and former officers and directors (the “Boca Raton Defendants”). The Company was named as a nominal defendant only. The claims include (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. Boca Raton did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Boca Raton seeks various forms of relief, including (i) damages sustained by the Company as a result of the Boca Raton Defendants’ alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls.
          In April 2020, Jye-Chun Chang filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas (the “Chang Lawsuit”) against certain of the Company’s current and former officers and directors (the “Chang Defendants”). The Company was named as a nominal defendant only. The claims include (i) violations of section 14(a) of the Exchange Act, (ii) breach of fiduciary duties, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement and (vi) waste of corporate assets. Chang did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Chang seeks various forms of relief, including (i) declaring that Chang may sustain the action on behalf of the Company, (ii) declaring that the Chang Defendants breached their fiduciary duties to the Company, (iii) damages sustained by the Company as a result of the Chang Defendants’ alleged misconduct, (iv) equitable relief in the form of improvements to the Company’s governance and controls and (v) restitution.
          In October 2019, the Company received a letter from the SEC indicating that the SEC has opened an investigation into the Company and requesting that the Company provide information and documents, including documents related to the Expanded Audit Committee Review and related events.
          We are presently unable to predict the duration, scope or result of the SEC’s investigation, the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, or any other related lawsuit or investigation.

          The ongoing SEC investigation, the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit and any related future litigation give rise to risks and uncertainties that could adversely affect our business, results of operations and financial condition. Such risks and uncertainties include, but are not limited to, uncertainty as to the scope, timing and ultimate findings of the matters under review by the SEC; adverse effects of the investigation, including the potential impact to the Company or members of its management team in the event of an adverse outcome and on the market price of the Company’s common stock; the costs and expenses of the SEC investigation, the Logan Lawsuit, the Boca Raton Lawsuit, and the Chang lawsuit including legal fees and possible monetary penalties in the event of an adverse outcome; the risk of additional potential litigation or regulatory action arising from these matters, including the Logan Lawsuit, the Boca Raton Lawsuit, and the Chang Lawsuit; the timing of the review by, and the conclusions of, the Company’s independent registered public accounting firm regarding these matters; the potential identification of additional deficiencies in internal controls over financial reporting or disclosure controls and procedures and the impact of the same; and potential reputational damage that the Company may suffer as a result of these matters.
          The SEC has a broad range of civil sanctions available should it commence an enforcement action, including injunctive relief, disgorgement, fines, penalties, or an order to take remedial action. The imposition of any of these sanctions, fines, or remedial measures could have a material adverse effect on our business, results of operation and financial condition.
          The outcome of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit or any other litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail.
          We maintain director and officer insurance; however, our insurance coverage is subject to certain exclusions (including, for example, any required SEC disgorgement or penalties) and we are responsible for meeting certain deductibles under the policies. Moreover, we cannot assure you that our insurance coverage will adequately protect us from claims made in the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation or any future claims. Further, as a result of the pending litigation and investigation the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
          We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Part I - Item 4, following the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, management identified certain material weaknesses in our internal control over financial reporting that existed as of December 31, 2018 relating to related party transactions and other areas, which resulted in the failure of the following COSO principles: (i) the organization demonstrates commitment to integrity and ethical values; (ii) the board of directors demonstrates independence from management and exercises oversight of the development and performance of internal control; (iii) management establishes, with board oversight, structures, reporting lines, and appropriate authorities and responsibilities in pursuit of objectives; (iv) the organization demonstrates a commitment to attract, develop, and retain competent individuals in alignment with objectives; (v) the organization holds individuals accountable for their internal control related responsibilities in the pursuit of objectives; (vi) the organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; (vii) the organization communicates with external parties regarding matters affecting the functioning of internal control; (viii) the organization selects and develops control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels; (ix) the organization deploys control activities through policies that establish what is expected and procedures that put policies into action; and (x) controls designed to sufficiently identify, evaluate, and disclose related party transactions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As such, management concluded that we did not design and implement effective control activities based on the criteria established in the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “2013 Internal Control-Integrated Framework.” As a result of these material weaknesses, the COSO components of Control Environment, Information and Communication and Control Activities were not present and functioning.

          We have begun taking steps to implement controls to remediate the material weaknesses, including: (i) appointing new executive officers with extensive public company experience to improve the tone at the top, communication with the Board and compliance with policies within the Company; (ii) enhancing certain policies of the Company, including the Code of Ethics and Conduct, Expense Reimbursement, Travel and Entertainment, and Delegation of Responsibilities and Authority policies and enhancing monitoring of compliance with such policies; (iii) designing and implementing control activities related to transactions involving potential conflicts of interest and related parties, and evaluation of whistleblower allegations; and (iv) forming a disclosure committee and appointing a Chief Disclosure Officer to provide improved corporate governance related to disclosures the Company provides to the public and other external parties.
          The material weaknesses described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting described above or to avoid potential future material weaknesses.
          Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing material weaknesses or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, we may lose customers, our ability to obtain financing may be reduced, and our stock price may decline as a result, each of which could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. For example, as a result of the ineffective control environment and other related matters, the Company did not timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019, September 30, 2019 and March 31, 2020 and its Annual Report on Form 10-K for the year ended December 31, 2019.
Certain provisions of our certificate of incorporation, bylaws and stockholder rights plan, as well as Delaware law, may discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
          Our certificate of incorporation authorizes our board of directors (the “Board”) to issue preferred stock without shareholder approval. If our Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:

•	limitations on the removal of directors;

•	limitations on the ability of our shareholders to call special meetings;

•	advance notice provisions for shareholder proposals and nominations for elections to the Board to be acted upon at meetings of shareholders;

•	providing that the Board is expressly authorized to adopt, or to alter or repeal our bylaws; and

•	establishing advance notice and certain information requirements for nominations for election to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
          In addition, our Board adopted a short-term stockholder rights plan that would likely discourage a hostile attempt to acquire control of us.
Our business could be negatively affected as a result of the actions of activist shareholders.
Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, sales of assets or even sale of the entire company. Given our shareholder composition and other factors, it is possible such shareholders or future activist shareholders may attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by such activist shareholders or others in the future would be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.  Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our business, financial condition, revenues, results of operations and cash flows could be adversely affected.

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
          The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
          The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.
          Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation regarding exclusive forum. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
The New York Stock Exchange could commence procedures to delist our common stock, in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be adversely affected.
          As a result of our failure to timely file our Quarterly Reports on Form 10-Q for the three months ended June 30, 2019, for the three months ended September 30, 2019 and Annual Report on Form 10-K for the year ended December 31, 2019 with the SEC, as previously disclosed, on August 15, 2019 we received a notice from the New York Stock Exchange (the “NYSE”) informing us that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Quarterly Report on Form 10-Q for the three months ended June 30, 2019. Under the NYSE rules, we were provided with six months from August 15, 2019 to file the delinquent Quarterly Report on Form 10-Q for the three months ended June 30, 2019. On February 14, 2020, the NYSE granted us an additional extension to July 15, 2020 to file our all delinquent Quarterly and Annual Reports. Subsequently, we have failed to timely file our Quarterly Report for the three months ended March 31, 2020. While we intend to become current before July 15, 2020, we remain subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting. If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on NYSE or any other exchange. Further, the market price of our shares might decline and become more volatile, and our stockholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, perhaps very promptly, which could have a further adverse effect on the price of our stock.
The market price of our common stock is subject to volatility.
          The market of our common stock could be subject to wide fluctuations in response to, and the level of trading of our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, the concentration of holdings or our common stock, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this report. Significant sales of our common stock, or the expectation of these sales, by significant shareholders, officers or directors could materially and adversely affect the market price of our common stock.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
          We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. Any issuance of additional shares of our common stock or convertible securities will dilute the ownership interest of our common stockholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of ProPetro Holding Corp. dated as of June 19, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, dated June 19, 2019).

3.2	Amended and Restated Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, dated June 19, 2019).
10.1*+	Amendment to Employment Agreement, by and between ProPetro Holding Corp. and Mark Howell, dated May 28, 2019.
10.2*+	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees).
10.3*+	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement.
10.4*+	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contracts or compensatory plans or arrangements.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	June 19, 2020	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Darin G. Holderness
Darin G. Holderness
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)