Form 10-Q
period 2019-09-30
ProPetro Holding Corp.
filed 2020-06-22
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

•
approximately $370,000 of expenses reimbursed to members of senior management, including the former chief executive officer (approximately $346,000) and former chief financial officer (approximately $18,000), were incorrectly recorded as expenses of the Company and should have been the responsibility of the officers individually; each of these officers has reimbursed the Company in full for the identified amounts. These improper reimbursements were attributable to inadequate documentation stemming from the lack of a more robust employee expense review and approval procedure;

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
          The Expanded Audit Committee Review did not identify any material accounting errors in the Company’s consolidated financial statements, and no restatement or revision was required of the Company’s consolidated financial statements previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “2019 First Quarter 10-Q”).
          Following completion of the Expanded Audit Committee Review and in connection with performing additional procedures to position the Company’s current principal executive and principal financial officers to be in a position to certify the Company’s future filings with the SEC, the Company determined that its former chief executive officer entered into a pledge agreement covering all of the Company’s common stock owned by him at that time as collateral for a personal loan in January 2017, in violation of the shareholders agreement then in place through pledging of shares. The Company formally adopted its Insider Trading Compliance Policy in March 2017 (in connection with its initial public offering), which prohibits pledging the Company’s securities as collateral to secure loans. The Company also believes that, in 2018 in connection with another personal loan, its former chief executive officer executed a share pledge agreement that was subsequently replaced with a negative pledge with respect to all of the Company’s common stock owned by him at that time or acquired thereafter and engaged in other inappropriate conduct in connection with these personal loans. The Company did not appropriately disclose such pledges in the Company’s prior SEC filings that included management share ownership. Also in connection with performing additional procedures, the Company determined that it had previously failed to appropriately disclose in its annual proxy statements certain perquisites as compensation paid to some of the Company's named executive officers in 2017 and

-ii-

2018, including, among other later reimbursed perquisites, ticket purchases, charitable donations, and costs associated with pilots provided by the Company for its former chief executive officer’s personal use of his plane.
Internal Control over Financial Reporting and Disclosure Controls and Procedures
          As a result of the material weaknesses in the Company’s internal control over financial reporting described above and as further described in Part I, Item 4. “Controls and Procedures,” the Company concluded that (i) its disclosure controls and procedures were not effective as of December 31, 2018, and March 31, June 30 and September 30, 2019 and (ii) its internal control over financial reporting was not effective as of December 31, 2018. Due to the existence of such material weaknesses, the Company’s internal control over financial reporting remained ineffective as of March 31, June 30 and September 30, 2019. The Company previously announced on November 13, 2019 that investors should no longer rely on management’s report on internal control over financial reporting or the internal control over financial reporting opinion of the Company’s independent registered public accounting firm included in the 2018 Annual Report. The conclusions regarding effectiveness previously expressed by the Company’s former management in Part II, Item 9A, “Controls and Procedures” in the 2018 Annual Report and Part I, Item 4, “Controls and Procedures” in the 2019 First Quarter 10-Q are hereby amended by the conclusions expressed in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q. In light of the disclosures herein, the Company does not intend to file amendments to the 2018 Annual Report or the 2019 First Quarter 10-Q to reflect these conclusions.
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

-v-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,191	$132,700
Accounts receivable - net of allowance for doubtful accounts of $575 and $100, respectively	275,749	202,956
Inventories	1,850	6,353
Prepaid expenses	4,417	6,610
Other current assets	1,521	638
Total current assets	392,728	349,257
PROPERTY AND EQUIPMENT - net of accumulated depreciation	1,050,039	912,846
OPERATING LEASE RIGHT-OF-USE ASSETS	1,055	—
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	—	13
Other noncurrent assets	2,796	2,981
Total other noncurrent assets	12,221	12,419
TOTAL ASSETS	$1,456,043	$1,274,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$249,087	$214,460
Operating lease liabilities	294	—
Finance lease liabilities	2,917	—
Accrued and other current liabilities	31,293	138,089
Accrued interest payable	569	211
Total current liabilities	284,160	352,760
DEFERRED INCOME TAXES	96,906	54,283
LONG-TERM DEBT	130,000	70,000
NONCURRENT OPERATING LEASE LIABILITIES	877	—
OTHER LONG-TERM LIABILITIES	—	124
Total liabilities	511,943	477,167
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,617,240 and 100,190,126 shares issued, respectively	101	100
Additional paid-in capital	824,099	817,690
Retained earnings (accumulated deficit)	119,900	(20,435)
Total shareholders’ equity	944,100	797,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,456,043	$1,274,522

See notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE - Service revenue	$541,847	$434,041	$1,617,521	$1,279,148
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	396,922	320,146	1,164,663	970,156
General and administrative (inclusive of stock-based compensation)	27,558	12,821	73,972	38,943
Depreciation and amortization	37,653	23,217	106,252	63,428
Loss on disposal of assets	31,153	16,407	81,578	43,061
Total costs and expenses	493,286	372,591	1,426,465	1,115,588
OPERATING INCOME	48,561	61,450	191,056	163,560
OTHER EXPENSE:
Interest expense	(1,749)	(1,480)	(5,678)	(4,973)
Other expense	(75)	(93)	(539)	(505)
Total other expense	(1,824)	(1,573)	(6,217)	(5,478)
INCOME BEFORE INCOME TAXES	46,737	59,877	184,839	158,082
INCOME TAX EXPENSE	(12,340)	(13,592)	(44,504)	(35,998)
NET INCOME	$34,397	$46,285	$140,335	$122,084

NET INCOME PER COMMON SHARE:
Basic	$0.34	$0.55	$1.40	$1.46
Diluted	$0.33	$0.53	$1.35	$1.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,606	83,544	100,423	83,359
Diluted	103,652	86,878	103,988	87,153

See notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	$797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541
Stock-based compensation cost	—	—	2,840	—	2,840
Issuance of equity awards, net	257	1	522	—	523
Net income	—	—	—	36,133	36,133
BALANCE - June 30, 2019	100,551	$101	$823,433	$85,503	$909,037
Stock-based compensation cost	—	—	577	—	577
Issuance of equity awards, net	66	—	89	—	89
Net income	—	—	—	34,397	34,397
BALANCE - September 30, 2019	100,617	$101	$824,099	$119,900	$944,100

	Nine Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2018	83,040	$83	$607,466	$(194,297)	$413,252
Stock-based compensation cost	—	—	758	—	758
Issuance of equity awards, net	372	—	—	—	—
Net income	—	—	—	36,708	36,708
BALANCE - March 31, 2018	83,412	$83	$608,224	$(157,589)	$450,718
Stock-based compensation cost	—	—	1,443	—	1,443
Issuance of equity awards, net	132	1	50	—	51
Net income	—	—	—	39,091	39,091
BALANCE - June 30, 2018	83,544	$84	$609,717	$(118,498)	$491,303
Stock-based compensation cost	—	$—	$1,631	$—	1,631
Issuance of equity awards, net	—	—	—	—	—
Net income	—	—	—	46,285	46,285
BALANCE - September 30, 2018	83,544	$84	$611,348	$(72,213)	$539,219

See notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,335	$122,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,252	63,428
Deferred income tax expense	42,623	34,546
Provision for bad debt expense	475	—
Amortization of deferred revenue rebate	—	615
Amortization of deferred debt issuance costs	405	295
Stock-based compensation	5,246	3,832
Loss on disposal of assets	81,578	42,898
Changes in operating assets and liabilities:
Accounts receivable	(73,268)	(52,734)
Other current assets	603	(431)
Inventories	4,503	(496)
Prepaid expenses	1,973	2,265
Accounts payable	(11,496)	26,378
Accrued and other current liabilities	8,042	7,384
Accrued interest	358	1,030
Net cash provided by operating activities	307,629	251,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(394,343)	(212,152)
Proceeds from sale of assets	6,774	3,280
Net cash used in investing activities	(387,569)	(208,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	110,000	77,378
Repayments of borrowings	(50,000)	(61,858)
Payment of finance lease obligation	(186)	—
Repayments of insurance financing	(4,547)	(3,218)
Payment of debt issuance costs	—	(360)
Proceeds from exercise of equity awards	1,164	51
Net cash provided by financing activities	56,431	11,993
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,509)	54,215
CASH AND CASH EQUIVALENTS - Beginning of period	132,700	23,949
CASH AND CASH EQUIVALENTS - End of period	$109,191	$78,164

See notes to condensed consolidated financial statements
4

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Form 10-K (our "Form 10-K").
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At September 30, 2019 and December 31, 2018, accrued revenue (unbilled receivable) included as part of our accounts receivable was $34.9 million and $18.0 million, respectively. At September 30, 2019, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $32.1 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.
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
            In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, although the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance did not materially affect the Company's condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and long-term debt. The estimated fair value of our financial instruments at September 30, 2019 and December 31, 2018 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          No assets were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018, respectively.
          No impairment of property and equipment was recorded during the nine months ended September 30, 2019 and 2018.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the nine months ended September 30, 2019 and 2018. At December 31, 2018, we determined our goodwill carrying value not to be impaired as per our annual impairment test.
Note 4 - Long-Term Debt
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base, as determined monthly, of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of September 30, 2019 was approximately $191.1 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the nine months ended September 30, 2019 was 4.4%.
          In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

          Total debt consisted of the following at September 30, 2019 and December 31, 2018, respectively:

($ in thousands)	2019	2018
ABL Credit Facility	$130,000	$70,000
Total debt	130,000	70,000
Less current portion of long-term debt	—	—
Total long-term debt	$130,000	$70,000

          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at September 30, 2019:

($ in thousands)
2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	130,000
Total	$130,000

Note 5 - Reportable Segment Information
          The Company has five operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category in the table below. Total corporate administrative expense for the three and nine months ended September 30, 2019 was $30.1 million and $87.3 million, respectively. The corporate administrative expense for the three and nine months ended September 30, 2018 was $21.6 million and $59.6 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 95.7% and 95.7% of our pressure pumping revenue during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, our hydraulic fracturing operating segment revenue approximated 94.9% and 95.5% of our pressure pumping revenue, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest, taxes, depreciation and amortization, stock-based compensation expense, severance, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$528,851	$12,996	$541,847
Adjusted EBITDA	$134,789	$(2,894)	$131,895
Depreciation and amortization	$36,110	$1,543	$37,653
Goodwill at September 30, 2019	$9,425	$—	$9,425
Capital expenditures	$83,770	$3,189	$86,959
Total assets at September 30, 2019	$1,399,865	$56,178	$1,456,043

	Three Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Service revenue	$421,436	$12,605	$434,041
Adjusted EBITDA	$105,069	$(1,701)	$103,368
Depreciation and amortization	$22,026	$1,191	$23,217
Goodwill at December 31, 2018	$9,425	$—	$9,425
Capital expenditures	$73,143	$1,060	$74,203
Total assets at December 31, 2018	$1,230,830	$43,692	$1,274,522

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$1,576,781	$40,740	$1,617,521
Adjusted EBITDA	$417,017	$(8,283)	$408,734
Depreciation and amortization	$101,916	$4,336	$106,252
Goodwill at September 30, 2019	$9,425	$—	$9,425
Capital expenditures	$322,347	$11,978	$334,325
Total assets at September 30, 2019	$1,399,865	$56,178	$1,456,043

	Nine Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Service revenue	$1,242,286	$36,862	$1,279,148
Adjusted EBITDA	$281,951	$(5,871)	$276,080
Depreciation and amortization	$59,830	$3,598	$63,428
Goodwill at December 31, 2018	$9,425	$—	$9,425
Capital expenditures	$218,113	$6,586	$224,699
Total assets at December 31, 2018	$1,230,830	$43,692	$1,274,522

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$65,961	$(31,564)	$34,397
Depreciation and amortization	36,110	1,543	37,653
Interest expense	21	1,728	1,749
Income tax expense	—	12,340	12,340
Loss on disposal of assets	30,987	166	31,153
Stock-based compensation	—	577	577
Other expense	—	75	75
Other general and administrative expense(1)	—	10,786	10,786
Retention bonus and severance expense	1,710	1,455	3,165
Adjusted EBITDA	$134,789	$(2,894)	$131,895

	Three Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$66,493	$(20,208)	$46,285
Depreciation and amortization	22,026	1,191	23,217
Interest expense	—	1,480	1,480
Income tax expense	—	13,592	13,592
Loss on disposal of assets	16,117	290	16,407
Stock-based compensation	—	1,631	1,631
Other expense	—	93	93
Deferred IPO bonus expense	433	230	663
Adjusted EBITDA	$105,069	$(1,701)	$103,368

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$228,285	$(87,950)	$140,335
Depreciation and amortization	101,916	4,336	106,252
Interest expense	43	5,635	5,678
Income tax expense	—	44,504	44,504
Loss on disposal of assets	81,110	468	81,578
Stock-based compensation	—	5,246	5,246
Other expense	—	539	539
Other general and administrative expense (1)	—	17,326	17,326
Deferred IPO, retention bonus and severance expense	5,663	1,613	7,276
Adjusted EBITDA	$417,017	$(8,283)	$408,734

	Nine Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$176,952	$(54,868)	$122,084
Depreciation and amortization	59,830	3,598	63,428
Interest expense	—	4,973	4,973
Income tax expense	—	35,998	35,998
Loss (gain) on disposal of assets	43,768	(707)	43,061
Stock-based compensation	—	3,832	3,832
Other expense	—	505	505
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	1,399	780	2,179
Adjusted EBITDA	$281,951	$(5,871)	$276,080

(1)
Other general and administrative expense primarily relates to professional fees paid to external consultants in connection with the Company's expanded audit committee review and advisory services in 2019, and legal settlement in 2018.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income Per Share
          Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
          The table below shows the calculations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per share data).

	Three Months Ended September 30,
	2019	2018
Numerator (both basic and diluted)
Net income relevant to common stockholders	$34,397	$46,285

Denominator
Denominator for basic income per share	100,606	83,544
Dilutive effect of stock options	2,750	3,039
Dilutive effect of performance share units	184	225
Dilutive effect of restricted stock units	112	70
Denominator for diluted income per share	103,652	86,878

Basic income per common share	$0.34	$0.55
Diluted income per common share	$0.33	$0.53

	Nine Months Ended September 30,
	2019	2018
Numerator (both basic and diluted)
Net income relevant to common stockholders	$140,335	$122,084

Denominator
Denominator for basic income per share	100,423	83,359
Dilutive effect of stock options	3,114	3,355
Dilutive effect of performance share units	183	218
Dilutive effect of restricted stock units	268	221
Denominator for diluted income per share	103,988	87,153

Basic income per common share	$1.40	$1.46
Diluted income per common share	$1.35	$1.40

           There were no anti-dilutive stock options, performance share units and restricted stock units during the nine months ended September 30, 2019 and 2018. A total of 702,170 stock options outstanding as of September 30, 2019 was not included in our calculation of diluted income per common share for the three months ended September 30, 2019 because the options' exercise price was greater than the average market price of our common shares.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          A summary of the stock option activity for the nine months ended September 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,557,186	$5.14
Granted	—	$—
Exercised	(212,242)	$5.49
Forfeited	(20,011)	$14.00
Expired	—	$—
Outstanding at September 30, 2019	4,324,933	$5.08
Exercisable at September 30, 2019	3,967,091	$4.28

          There were no new stock option grants during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the aggregate intrinsic value for our outstanding stock options was $20.8 million, and the aggregate intrinsic value for our exercisable stock options was $20.8 million. The aggregate intrinsic value for the exercised stock options during the nine months ended September 30, 2019 was $2.9 million. The remaining exercise period for the outstanding and exercisable stock options as of September 30, 2019, was 5.1 years and 5.0 years, respectively. For the nine months ended September 30, 2019 and 2018, we recognized $0.4 million and $0.5 million, respectively, in stock compensation expense related to these stock option awards.

Restricted Stock Units

         During the nine months ended September 30, 2019, we granted a total of 385,661 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. During the nine months ended September 30, 2019 and 2018, the recorded stock compensation expense for all RSUs was $2.3 million and $2.0 million, respectively. As of September 30, 2019, the total unrecognized compensation expense for all RSUs was approximately $7.4 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

          The following table summarizes RSUs activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	473,505	$16.52
Granted	385,661	$20.95
Vested	(214,872)	$15.89
Forfeited	(58,619)	$18.72
Canceled	—	$—
Outstanding at September 30, 2019	585,675	$19.45

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)

Performance Share Units

          During the nine months ended September 30, 2019, we granted 199,413 performance share units ("PSUs") to certain key employees and officers under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. During the nine months ended September 30, 2019 and 2018, the recorded stock compensation expense for the PSUs was $2.6 million and $1.3 million, respectively.

          The following table summarizes information about PSUs activity during the nine months ended September 30, 2019:

Period Granted	Target Shares Outstanding at January 1, 2019	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2019	Weighted Average Grant Date Fair Value per Share
2017	169,635	—	—	(18,143)	151,492	$10.73
2018	178,975	—	—	(17,341)	161,634	$27.51
2019	—	199,413	—	(18,676)	180,737	$34.82
Total	348,610	199,413	—	(54,160)	493,863	$25.04

          The total stock compensation expense for the nine months ended September 30, 2019 and 2018 for all stock awards was $5.2 million and $3.8 million, respectively. The total unrecognized compensation expense as of September 30, 2019 was approximately $15.4 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.
Note 8 - Related-Party Transactions
Corporate Office Building
          The Company rents its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest. The rent expense incurred on our corporate office building is approximately $0.1 million per year. During the nine months ended September 30, 2019, the total improvements on our corporate office building that we rent from the related party was $1.3 million. In April 2020, the Company acquired the corporate office building and associated real property for approximately $1.5 million.

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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Related-Party Transactions (Continued)

Transportation and Equipment Rental
          For the nine months ended September 30, 2019 and 2018, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company had an equity interest, of approximately $0.2 million and $0.3 million, respectively.

         The Company also rented equipment in Elk City, Oklahoma for our flowback operations from an entity, which a former executive officer of the Company has an equity interest. During the nine months ended September 30, 2019 and 2018, the Company incurred and paid $0.1 million and $0.1 million, respectively. This rental arrangement was terminated in January 2020.

         At September 30, 2019 and December 31, 2018, the Company had $0 and $0.01 million in payables to the above related parties.

PT Petroleum, LLC
          Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2018 we identified the following related party transaction. During the nine months ended September 30, 2018, the Company provided services to PT Petroleum, LLC, an entity in which a director was an officer, of approximately $16.7 million.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pressure Pumping Services, LLC (the Pioneer Pressure Pumping Acquisition). The acquisition cost of the assets was comprised of approximately $110.0 million of cash and 16.6 million shares of our common stock. In addition, we entered into a real estate lease for a crew camp facility with Pioneer, as disclosed in Note 9. The real estate lease for the crew camp was terminated in July 2019. In connection with the consummation of the transaction, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. Revenue from services provided to Pioneer accounted for approximately $120.7 million and $17.8 million of our total revenue during the three months ended September 30, 2019 and 2018, respectively. Revenue from services provided to Pioneer accounted for approximately $407.8 million and $56.0 million of our total revenue during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company reimbursed Pioneer approximately $2.9 million for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company and also Pioneer reimbursed the Company approximately $2.5 million for severance payments made on their behalf, in connection with the Pioneer Pressure Pumping Acquisition. As of September 30, 2019, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to $76.1 million and the amount due to Pioneer was $0. As of December 31, 2018, the balance due from Pioneer for services provided and billed amounted to $15.7 million and the amount due to Pioneer was $109.8 million.

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
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a director of the Company has a noncontrolling equity ownership interest. During the nine months ended September 30, 2019 and 2018, the Company made lease payments of approximately $0.3 million and $0.3 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
          In January 2019, we entered into a four year real estate lease contract with Pioneer Natural Resources USA, Inc. (the "Crew Camp Lease") with a commencement date of January 1, 2019 for purposes of providing housing to company personnel. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Crew Camp Lease does not contain variability in payments resulting from either an index change or rate change. The lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was four years. We determined the Crew Camp Lease to be an operating lease. However, effective July 1, 2019, the Crew Camp Lease was terminated in connection with our disposal of our camp assets located at the leased real estate for $5.0 million. In connection with the Crew Camp Lease termination, we derecognized the right-of-use asset and lease liability of $0.5 million and $0.5 million, respectively. The total operating lease cost recorded during the nine months ended September 30, 2019, in connection with the Crew Camp Lease was $0.1 million. Effective July 1, 2019, we disposed of our camp assets to Target Logistics Management and entered into a twelve month lease (the "Lodging Lease"), which we determined to be a short-term lease, to rent a certain number of rooms daily, including related services, for a fixed rate and accordingly, we recorded a gain on sale in our statement of operations during the three and nine months ended September 30, 2019 of approximately $4.2 million.
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of September 30, 2019, the weighted average discount rate and remaining lease term was 6.7% and 3.5 years, respectively.
          As of September 30, 2019, our total operating lease right-of-use asset cost was $1.2 million, and accumulated amortization was $0.2 million. For the nine months ended September 30, 2019, we recorded operating lease cost of $0.3 million in our statement of operations. During the nine months ended September 30, 2018, our operating lease expense, under legacy GAAP, ASC 840, was $1.2 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Lease (Continued)

Finance Leases
Description of Ground Lease
          In 2018, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease does not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease does not contain variability in payments resulting from either an index change or rate change. The remaining lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was 0.9 years, assuming we will exercise our option to purchase the land immediately after the option becomes exercisable.
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Ground Lease to be a finance lease. Our assumptions resulted from the existence of the right to control the use of the land for a period of time and the option to purchase the land, which we are reasonably certain of exercising shortly after one year from the commencement date. As of September 30, 2019, the weighted average discount rate and remaining lease term was 4.3% and 0.1 years, respectively.
          As of September 30, 2019, our net finance lease right-of-use asset included as part of property and equipment in our consolidated balance sheet consists of a cost of $3.1 million and accumulated amortization of $0. For the nine months ended September 30, 2019, no amortization was recorded on the land under the finance lease and the interest on our finance lease for the nine months ended September 30, 2019 was $0.1 million. No amortization was recorded in the period for our finance lease right-of-use asset because it is comprised of land only.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating and finance leases as of September 30, 2019 are as follows:

	Leases
($ in thousands)	Operating	Finance
2019	$90	$2,927
2020	366	—
2021	377	—
2022	389	—
2023	97	—
Total undiscounted future lease payments	1,319	2,927
Less: amount representing interest	(148)	(10)
Present value of future lease payments (lease obligation)	$1,171	$2,917

          The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the nine months ended September 30, 2019 was $0.3 million and $0.3 million, respectively. The non-cash lease obligation we recorded effective January 1, 2019, upon adopting the new lease standard, ASC 842, was $2.0 million and $3.1 million for operating and finance leases, respectively. The non-cash changes to our lease liabilities during the nine months ended September 30, 2019, relate to the derecognition of the lease liability of $0.5 million, in connection with the Crew Camp Lease termination on July 1, 2019.
          In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the nine months ended September 30, 2019, our short-term asset lease and Lodging Lease expense was $1.0 million and $1.2 million, respectively. At September 30, 2019, the total remaining lease commitments for all of our short-term lease was $5.4 million.

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

             In 2019, the Company entered into a fixed asset purchase agreement, as amended, with its equipment manufacturer. As of September 30, 2019, the Company has outstanding agreements with its equipment manufacturer to purchase new hydraulic fracturing DuraStim® fleets, and an option to purchase additional DuraStim® fleets through April 30, 2021. The option fee of $6.1 million which we have classified as a deposit for property and equipment will be applied equally towards the purchase price of each additional DuraStim® fleet ordered. As of September 30, 2019, the total outstanding remaining contractual obligation under the purchase agreement for the DuraStim® fleets, two turbines and related ancillary equipment was approximately $21.5 million. As of September 30, 2019, other contracted capital commitments entered into as part of normal course of business for supply of certain equipment, including improvements of our corporate office building, was approximately $1.6 million.

           The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the nine months ended September 30, 2019 and 2018, no shortfall fee has been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer has a 44% noncontrolling equity interest in the LandCo. The total sand purchased from SandCo during the the nine months ended September 30, 2019 and 2018 was approximately $36.8 million and $1.6 million, respectively, and the estimated indirect benefit to the former executive officer of the Company was approximately $1.2 million and $0.1 million, respectively.
          As of September 30, 2019, and December 31, 2018, the Company had issued letters of credit of $1.5 million and $1.8 million, respectively, under the Company's ABL Credit Facility relating to the Company's casualty insurance policy.

          As of September 30, 2019, our accrued severance relating to the resignation of a former officer of the Company was approximately $1.5 million, which was included as part of accrued and other current liabilities in our consolidated balance sheet and within our general and administrative expense in our statement of operations. On October 3, 2019, an officer of the Company resigned his position and the additional estimated future severance in connection with this resignation is approximately $0.5 million.

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
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of September 30, 2019, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

Regulatory Audits

          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of September 30, 2019, although the audit is still ongoing, we do not believe that any material tax liability will arise from the audit.

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

          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps, or units, that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base, which we believe will continue to evolve, we view HHP to also be an appropriate metric to measure our available hydraulic fracturing capacity. Our total available HHP at September 30, 2019 was 1,415,000 HHP in conventional equipment. In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® hydraulic fracturing pumps, and in December 2019, we have received 54,000 HHP of the DuraStim® hydraulic fracturing pumps, with the remaining pumps of 54,000 HHP expected to be delivered before the end of 2020. At December 31, 2019, our total available HHP was 1,469,000 HHP, which was comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of our newly purchased DuraStim® hydraulic fracturing technology. With the continuous evaluation and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline as we reconfigure our fleets to increase active HHP and back up HHP based on our customers’ and operational needs. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing pumps in the future through April 30, 2021. The DuraStim® technology is powered by electricity. In 2019, we purchased two gas turbines to provide electrical power for the DuraStim® fleets. The electrical power sources for future DuraStim® fleets are still being evaluated and could either be supplied by the Company, customers or a third-party supplier.

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

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$65,961	$(31,564)	$34,397
Depreciation and amortization	36,110	1,543	37,653
Interest expense	21	1,728	1,749
Income tax expense	—	12,340	12,340
Loss on disposal of assets	30,987	166	31,153
Stock-based compensation	—	577	577
Other expense	—	75	75
Other general and administrative expense(1)	—	10,786	10,786
Retention bonus and severance expense	1,710	1,455	3,165
Adjusted EBITDA	$134,789	$(2,894)	$131,895

	Three Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$66,493	$(20,208)	$46,285
Depreciation and amortization	22,026	1,191	23,217
Interest expense	—	1,480	1,480
Income tax expense	—	13,592	13,592
Loss on disposal of assets	16,117	290	16,407
Stock-based compensation	—	1,631	1,631
Other expense	—	93	93
Deferred IPO bonus expense	433	230	663
Adjusted EBITDA	$105,069	$(1,701)	$103,368

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$228,285	$(87,950)	$140,335
Depreciation and amortization	101,916	4,336	106,252
Interest expense	43	5,635	5,678
Income tax expense	—	44,504	44,504
Loss on disposal of assets	81,110	468	81,578
Stock-based compensation	—	5,246	5,246
Other expense	—	539	539
Other general and administrative expense (1)	—	17,326	17,326
Deferred IPO, retention bonus and severance expense	5,663	1,613	7,276
Adjusted EBITDA	$417,017	$(8,283)	$408,734

	Nine Months Ended September 30, 2018
	Pressure Pumping	All Other	Total
Net income (loss)	$176,952	$(54,868)	$122,084
Depreciation and amortization	59,830	3,598	63,428
Interest expense	—	4,973	4,973
Income tax expense	—	35,998	35,998
Loss (gain) on disposal of assets	43,768	(707)	43,061
Stock-based compensation	—	3,832	3,832
Other expense	—	505	505
Other general and administrative expense (1)	2	18	20
Deferred IPO bonus expense	1,399	780	2,179
Adjusted EBITDA	$281,951	$(5,871)	$276,080

(1)
Other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services in 2019, and legal settlement in 2018.

Results of Operations
          We conducted our business through five operating segments: hydraulic fracturing (inclusive of acidizing), cementing, coil tubing, flowback, and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expenses for the three and nine months ended September 30, 2019 were $30.1 million and $87.3 million, respectively, and for the three and nine months ended September 30, 2018, corporate administrative expenses were $21.6 million and $59.6 million, respectively. In 2020, the Company shut down its flowback operations in 2020 and disposed of the assets. The comparability of the results of operations may have been impacted by the Pioneer Pressure Pumping Acquisition resulting in additional eight fleets deployed at the beginning of 2019.
          Our hydraulic fracturing operating segment revenue approximated 95.7% and 95.7% of our pressure pumping revenue during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, our hydraulic fracturing operating segment revenue approximated 94.9% and 95.5% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change
	2019	2018	Variance	%
Revenue	$541,847	$434,041	$107,806	24.8%
Cost of services (1)	396,922	320,146	76,776	24.0%
General and administrative expense (2)	27,558	12,821	14,737	114.9%
Depreciation and amortization	37,653	23,217	14,436	62.2%
Loss on disposal of assets	31,153	16,407	14,746	89.9%
Interest expense	1,749	1,480	269	18.2%
Other expense	75	93	(18)	(19.4)%
Income tax expense	12,340	13,592	(1,252)	(9.2)%
Net income	$34,397	$46,285	$(11,888)	(25.7)%

Adjusted EBITDA (3)	$131,895	$103,368	$28,527	27.6%
Adjusted EBITDA Margin (3)	24.3%	23.8%	0.5%	2.1%

Pressure pumping segment results of operations:
Revenue	$528,851	$421,436	$107,415	25.5%
Cost of services	$385,013	$311,274	$73,739	23.7%
Adjusted EBITDA (3)	$134,789	$105,069	$29,720	28.3%
Adjusted EBITDA Margin (4)	25.5%	24.9%	0.6%	2.4%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

          Revenues.    Revenues increased 24.8%, or $107.8 million, to $541.8 million for the three months ended September 30, 2019, as compared to $434.0 million for the three months ended September 30, 2018. The increase was primarily attributable to the increase in hydraulic fracturing fleet count utilized from approximately 19 to 25.1 active fleets, and an increase in demand for our pressure pumping services and customer activity, resulting in an increase in our customer base, during the three months ended September 30, 2019. Our pressure pumping segment revenues increased 25.5%, or $107.4 million, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Revenues from services other than pressure pumping increased 3.1%, or $0.4 million, to $13.0 million for the three months ended September 30, 2019 as compared $12.6 million for the three months ended September 30, 2018. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in our coiled tubing units and customer demand for our drill-out jobs during the three months ended September 30, 2019.
          Cost of Services.    Cost of services increased 24.0%, or $76.8 million, to $396.9 million for the three months ended September 30, 2019, as compared to $320.1 million during the three months ended September 30, 2018. Cost of services in our pressure pumping segment increased $73.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. These increases were primarily attributable to our increased active fleet count and higher activity levels, resulting in an increase in employee headcount and as well as our material and other direct costs. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 72.8% for the three months ended September 30, 2019, as compared to 73.9% for the three months ended September 30, 2018. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a favorable change in our cost structure driven by our internal cost control measures, a decrease in the cost of certain consumables and increase in customer self-sourcing sand and other consumables, which resulted in higher realized Adjusted EBITDA margins during the three months ended September 30, 2019.
          General and Administrative Expenses.    General and administrative expenses increased 114.9%, or $14.7 million, to $27.6 million for the three months ended September 30, 2019, as compared to $12.8 million for the three months ended September 30, 2018. The net increase was primarily attributable to the increases in retention bonus expense of $1.7 million associated with personnel who joined us as part of the Pioneer Pressure Pumping Acquisition, severance expense of $1.5 million related to the resignation of a former officer, professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services of $10.8 million, stock-based compensation expense of $1.1 million, insurance and office expenses of $2.1 million, dues/subscription expense of $1.2 million and a net decrease of $3.7 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 62.2%, or $14.4 million, to $37.7 million for the three months ended September 30, 2019, as compared to $23.2 million for the three months ended September 30, 2018. The increase was primarily attributable to the increase in our fixed asset base as of September 30, 2019, resulting primarily from an increase in our pressure pumping fleet capacity by 73.6% to 1,415,000 HHP in 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 89.9%, or $14.7 million, to $31.2 million for the three months ended September 30, 2019, as compared to $16.4 million for the three months ended September 30, 2018. The net increase of $14.7 million is attributable to the significant increase in our hydraulic fracturing fleet size, greater service intensity of jobs completed, and higher maintenance on certain of our pressure pumping equipment and partly offset by the gain on sale of $4.2 million on disposal of certain assets.
          Interest Expense.    Interest expense increased 18.2%, or $0.3 million, to $1.7 million for the three months ended September 30, 2019, as compared to $1.5 million for the three months ended September 30, 2018. The increase in interest expense was primarily attributable to an increase in our average debt balance during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
          Other Expense.    There was no significant change in other expense. Other expense was $0.1 million for the three months ended September 30, 2019, as compared to $0.1 million for the three months ended September 30, 2018.
          Income Tax Expense.   Total income tax expense was $12.3 million resulting in an effective tax rate of 26.4% for the three months ended September 30, 2019 as compared to $13.6 million and an effective tax rate of 22.7% for the three months ended September 30, 2018. The decrease in income tax expense during the three months ended September 30, 2019 is primarily attributable to the decrease in pre-tax book income during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change
	2019	2018	Variance	%
Revenue	$1,617,521	$1,279,148	$338,373	26.5%
Cost of services (1)	1,164,663	970,156	194,507	20.0%
General and administrative expense (2)	73,972	38,943	35,029	89.9%
Depreciation and amortization	106,252	63,428	42,824	67.5%
Loss on disposal of assets	81,578	43,061	38,517	89.4%
Interest expense	5,678	4,973	705	14.2%
Other expense	539	505	34	6.7%
Income tax expense	44,504	35,998	8,506	23.6%
Net income	$140,335	$122,084	$18,251	14.9%

Adjusted EBITDA (3)	$408,734	$276,080	$132,654	48.0%
Adjusted EBITDA Margin (3)	25.3%	21.6%	3.7%	17.1%

Pressure pumping segment results of operations:
Revenue	$1,576,781	$1,242,286	$334,495	26.9%
Cost of services	$1,130,771	$943,635	$187,136	19.8%
Adjusted EBITDA (3)	$417,017	$281,951	$135,066	47.9%
Adjusted EBITDA Margin (4)	26.4%	22.7%	3.7%	16.3%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

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

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

          Revenues.    Revenues increased 26.5%, or $338.4 million, to $1,617.5 million for the nine months ended September 30, 2019, as compared to $1,279.1 million for the nine months ended September 30, 2018. The increase was primarily attributable to the increase in hydraulic fracturing fleet count utilized from approximately 18.4 to 25.4 active fleets, demand for our pressure pumping services and customer activity, resulting in an increase in our customer base, during the nine months ended September 30, 2019. Our pressure pumping segment revenues increased 26.9%, or $334.5 million, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Revenues from services other than pressure pumping increased 10.5%, or $3.9 million, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in revenues from services other than pressure pumping was primarily attributable to the increase in our coiled tubing units and customer demand for our drill-out jobs.
          Cost of Services.    Cost of services increased 20.0%, or $194.5 million, to $1,164.7 million for the nine months ended September 30, 2019, as compared to $970.2 million during the nine months ended September 30, 2018. Cost of services in our pressure pumping segment increased $187.1 million for the nine months ended September 30, 2019, as compared to the nine months ended ended September 30, 2018. The increase was primarily attributable to higher activity levels in our pressure pumping operations, hydraulic fracturing fleet size, and an increase in personnel headcount following the increased activity levels. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 71.7% for the nine months ended September 30, 2019, as compared to 76.0% for the nine months ended September 30, 2018. The decrease in cost of services as a percentage of revenue for our pressure pumping segment resulted from a favorable change in our cost structure driven by our internal cost control measures and a decrease in the cost of certain consumables and increase in customers self-sourcing sand and other consumables, which resulted in higher realized Adjusted EBITDA margins during the nine months ended September 30, 2019.

          General and Administrative Expenses.    General and administrative expenses increased 89.9% or $35.0 million to $74.0 million for the nine months ended September 30, 2019, as compared to $38.9 million for the nine months ended September 30, 2018. The net increase was primarily attributable to increases in stock-based compensation expense of $1.4 million, retention bonus expense of $3.6 million associated with personnel who joined us as part of the Pioneer Pressure Pumping Acquisition, professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services of $17.3 million, severance expense of $1.5 million related to the resignation of a former officer, office expense of $2.2 million, insurance expense of $4.1 million, dues/subscription of $2.2 million and net aggregate increase in other remaining general and administrative expenses of $2.7 million.
          Depreciation and Amortization.    Depreciation and amortization increased 67.5%, or $42.8 million, to $106.3 million for the nine months ended September 30, 2019, as compared to $63.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to the increase in our fixed asset base as of September 30, 2019, resulting primarily from an increase in our pressure pumping fleet capacity by 73.6% to 1,415,000 HHP in 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 89.4%, or $38.5 million, to $81.6 million for the nine months ended September 30, 2019, as compared to $43.1 million for the nine months ended September 30, 2018. The increase is attributable to the significant increase in hydraulic fracturing fleet size, greater service intensity of jobs completed and higher activity levels on certain of our pressure pumping equipment and partly offset by the gain on sale of $4.2 million on disposal of certain assets.
          Interest Expense.    Interest expense increased 14.2%, or $0.7 million, to $5.7 million for the nine months ended September 30, 2019, as compared to $5.0 million for the nine months ended September 30, 2018. The increase in interest expense was primarily attributable to an increase in our average debt balance during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
          Other Expense.    There was no significant change in other expense. Other expense was $0.5 million for the nine months ended September 30, 2019, as compared to $0.5 million for the nine months ended September 30, 2018.
          Income Tax Expense.   Total income tax expense was $44.5 million resulting in an effective tax rate of 24.1% for the nine months ended September 30, 2019 as compared to $36.0 million and an effective tax rate of 22.8% for the nine months ended September 30, 2018. The increase in income tax expense during the nine months ended September 30, 2019 is primarily attributable to the increase in pre-tax book income during nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

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
          As of September 30, 2019, our borrowings under our ABL Credit Facility was $130.0 million and our total liquidity was $168.8 million, consisting of cash and cash equivalents of $109.2 million and $59.6 million of availability under our ABL Credit Facility.
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
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of September 30, 2019 was approximately $191.1 million and was approximately $16.8 million as of June 19, 2020. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the nine months ended September 30, 2019 was 4.4%.
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
          As of September 30, 2019, we had 108,000 HHP of DuraStim® hydraulic pumps on order for delivery between 2019 and 2020, with an option to purchase an additional 108,000 HHP of DuraStim® hydraulic pumps. We expect the initial 108,000 HHP of fully deployable DuraStim® fleets to cost an aggregate of approximately $179.1 million (including auxiliary and mixing equipment and power turbines, including the third turbine that the Company has yet to make a determination to purchase), of which approximately $120.8 million has been spent as of September 30, 2019 and the remaining approximately $58.3 million is expected to be incurred in the fourth quarter of 2019 and 2020. We expect to fund these fleet purchases with a combination of (i) cash in hand and (ii) borrowings under our ABL Credit Facility.
Future Sources and Use of Cash and Contractual Obligations
          In the normal course of business, we enter into various contractual obligations that impact on our future liquidity. The table below contains our known material contractual obligations as of September 30, 2019.

($ in thousands)	Total	Less than 1 year	1 - 3 years	4- 5 years
ABL Credit Facility (1)	$130,000	$—	$—	$130,000
Operating leases(2)	1,319	90	743	486
Finance leases (2)	2,927	2,927	—	—
Capital expenditures(3)	23,072	23,072	—	—
Total	$157,318	$26,089	$743	$130,486

(1)
Exclusive of future commitment fees, amortization of deferred financing costs, interest expense or other fees on our revolving credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)
Finance and Operating leases include agreements for various office locations, excluding short-term leases (see Notes (9) Leases and (10) Commitments and Contingencies in the financial statements for additional disclosures) .

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
          We have repaid all our borrowings, as of June 19, 2020, under our ABL Credit Facility with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio. Through June 19, 2020, we repaid $130.0 million of our borrowings under the ABL Credit Facility.
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
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact on our future liquidity. There were no other known material contractual obligations and estimate for future capital expenditures as of September 30, 2019.

Cash and Cash Flows
             The following table sets forth the historical cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$307,629	$251,094
Investing activities	$(387,569)	$(208,872)
Financing activities	$56,431	$11,993
Cash Flows From Operating Activities
          Net cash provided by operating activities was $307.6 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of $251.1 million for the nine months ended September 30, 2018. The net increase of $56.5 million was primarily due to the expansion of our operations following the Pioneer Pressure Pumping Acquisition as well as the associated increase in revenue and operating profits from the expansion of operations, and the timing of our receivable from customers and payment to vendors. During the nine months ended September 30, 2019, our average active fleet count was 25.4 fleets compared to 18.4 fleets during the nine months ended September 30, 2018. Our increase in fleet size has resulted in our ability to service more customer wells and thus increased operating cash flows.
Cash Flows From Investing Activities
          Net cash used in investing activities increased to $387.6 million for the nine months ended September 30, 2019, from $208.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to the cash payment of approximately $110.0 million for 510,000 HHP, 4 coiled tubing units and maintenance yard acquired in the Pioneer Pressure Pumping Acquisition. In addition, in the nine months ended September 30, 2019, we made cash deposits of $126.7 million with our equipment manufacturers for 108,000 HHP of new-build DuraStim® hydraulic fracturing pumps and turbines which are expected to be delivered at different times between 2019 and 2020. Included in our cash deposits with our equipment manufacturers was an option fee of $6.1 million related to our option to acquire 108,000 HHP of additional DuraStim® pumps through the end of April 2021. The option fee will be equally applied towards the purchase price of each additional DuraStim® fleet ordered. We also paid approximately $101.0 million for maintenance capital expenditures and $48.3 million on other growth initiatives during the nine months ended September 30, 2019.
Cash Flows From Financing Activities
          Net cash provided by financing activities was $56.4 million for the nine months ended September 30, 2019, and $12.0 million for the nine months ended September 30, 2018. The net increase in cash provided by financing activities during the nine months ended September 30, 2019 was primarily driven by the increase in net borrowings under our ABL Credit Facility, compared to nine months ended September 30, 2018. Our net cash provided from financing activities during the nine months ended September 30, 2019, was primarily driven by additional borrowings under our ABL Credit Facility of $110.0 million, proceeds from equity awards of $1.2 million, and offset by our use of cash for repayment of borrowings of $50.0 million and insurance financing of $4.5 million. Our net cash provided from financing activities during the nine months ended September 30, 2018 was primarily driven by our borrowings of $77.4 million, and offset by our use of cash for repayment of borrowings of $61.9 million, insurance financing of $3.2 million and debt issuance cost of $0.4 million.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of September 30, 2019.
Critical Accounting Policies and Estimates
           There have been no material changes during the nine months ended September 30, 2019 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2019, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K or in this Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018, and March 31, June 30 and September 30, 2019. Previously, based on their prior evaluation, our former Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, and March 31, 2019. As a result of the material weaknesses in our internal control over financial reporting described below, our current Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, and March 31, June 30, and September 30, 2019. Notwithstanding the conclusion by our Principal Executive Officer and Principal Financial Officer that our disclosure controls and procedures as of December 31, 2018, and March 31, June 30, and September 30, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in each of (i) this Quarterly Report on Form 10-Q, (ii) the 2018 Annual Report, (iii) the 2019 First Quarter 10-Q and (iv) the Quarterly Report for the three months ended June 30, 2019 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO. Previously, based upon that evaluation by our former Principal Executive Officer and Principal Financial Officer, we determined that our internal control over financial reporting was effective as of December 31, 2018. However, as discussed above and in light of the results of the Expanded Audit Committee Review, based upon the evaluation under these criteria and upon the existence of the material weaknesses described below, management, with the participation of our current Principal Executive Officer and Principal Financial Officer, determined that we did not maintain effective internal control over financial reporting as of December 31, 2018. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of March 31, June 30, and September 30, 2019.
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
Changes in Internal Control over Financial Reporting
         There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $400.7 million, $592.6 million and $305.3 million during the years ended December 31, 2019, 2018 and 2017. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. With the current depressed oil and gas market conditions, our remaining availability under our ABL Credit Facility will be adversely impacted by the expected decline in our customers’ activity and we may be unable to borrow under our ABL Credit Facility if our eligible accounts receivable continues to decline. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. For example, our borrowing base declined from $191.1 million as of September 30, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
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
          Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. For example, our borrowing base declined from $191.1 million as of September 30, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements.”
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

3.2	Amended and Restated Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K, dated June 19, 2019).
10.1*+	Employment Agreement, by and between ProPetro Holding Corp. and Newton W. Wilson III, effective September 25, 2019.
10.2+	Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated July 12, 2019).
10.3+
Separation and General Release Agreement, dated August 30, 2019, by and between Mark Howell and ProPetro Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contracts or compensatory plans or arrangements.
*	Filed herewith
**	Furnished herewith

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