Form 10-K
period 2019-12-31
ProPetro Holding Corp.
filed 2020-06-22
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
1706 South Midkiff,
Midland, Texas 79701
(Address of principal executive offices)
Registrant’s telephone number, including area code: (432) 688-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	PUMP	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s Common Stock held by nonaffiliates on June 30, 2019, determined using the per share closing price on the New York Stock Exchange Composite tape of $20.70 on that date, was approximately $1,492.4 million.
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

•
a number of internal and disclosure control deficiencies and material weaknesses were identified, as described in more detail in Part II - Item 9A. “Controls and Procedures,” including, but not limited to, the following:

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
          Following completion of the Expanded Audit Committee Review and in connection with performing additional procedures to position the Company’s current principal executive and principal financial officers to be in a position to certify the Company’s future filings with the SEC, the Company determined that its former chief executive officer entered into a pledge agreement covering all of the Company’s common stock owned by him at that time as collateral for a personal loan in January 2017, in violation of the shareholders agreement then in place through the pledging of shares. The Company formally adopted its Insider Trading Compliance Policy in March 2017 (in connection with its initial public offering), which prohibits pledging the Company’s securities as collateral to secure loans. The Company also believes that, in 2018 in connection with another personal loan, its former chief executive officer executed a share pledge agreement that was subsequently replaced with a negative pledge with respect to all of the Company’s common stock owned by him at that time or acquired thereafter and engaged in other inappropriate conduct in connection with these personal loans. The Company did not appropriately disclose such pledges in the Company’s prior SEC filings that included management share ownership. Also in connection with performing additional procedures, the Company determined that it had previously failed to appropriately disclose in its annual proxy statements certain perquisites as compensation paid to some of the Company’s named executive officers in 2017 and 2018, including, among other later reimbursed perquisites, ticket purchases, charitable donations, and costs associated with pilots provided by the Company for its former chief executive officer’s personal use of his plane. See "Executive Compensation—Summary Compensation Table" and "Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Perquisites" for more information regarding these perquisites.
Internal Control over Financial Reporting and Disclosure Controls and Procedures
          As a result of the material weaknesses in the Company’s internal control over financial reporting described above and as further described in Part II - Item 9A. “Controls and Procedures,” the Company concluded that (i) its disclosure controls and procedures were not effective as of December 31, 2019 and 2018 and March 31, June 30 and September 30, 2019 and (ii) its internal control over financial reporting was not effective as of December 31, 2019 and 2018. Due to the existence of such material weaknesses, the Company’s internal control over financial reporting remained ineffective as of March 31, June 30 and September 30, 2019. The Company previously announced on November 13, 2019 that investors should no longer rely on management’s report on internal control over financial reporting or the internal control over financial reporting opinion of the Company’s independent registered public accounting firm included in the 2018 Annual Report. The conclusions regarding effectiveness previously expressed by the Company’s former management in Part II, Item 9A, “Controls and Procedures” in the 2018 Annual Report and Part I, Item 4, “Controls and Procedures” in the 2019 First Quarter 10-Q are hereby amended by the conclusions expressed in Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. In light of the disclosures herein, the Company does not intend to file amendments to the 2018 Annual Report or the 2019 First Quarter 10-Q to reflect these conclusions.
Remediation Plan
          The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies, procedures, and internal controls. The Board and management have implemented a number of measures to address the material weaknesses identified, including appointing new executive officers with extensive public company experience; enhancing certain of the Company’s policies and monitoring compliance with such policies; designing and implementing control activities related to the identification and approval of related party transactions and potential conflicts of interest, as well as the evaluation of whistleblower allegations; forming a disclosure committee and appointing a chief disclosure officer. The Company’s remediation efforts are described in more detail in Part II - Item 9A. “Controls and Procedures.”

FORWARD‑LOOKING STATEMENTS
          This Annual Report on Form 10-K (the “Annual Report”) contains forward‑looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that are predictions of, or indicate, future events and trends and that do not relate to historical matters identify forward‑looking statements. Our forward‑looking statements include, among other matters, statements about our business strategy, industry, future profitability, expected capital expenditures and the impact of such expenditures on our performance and capital programs.
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

•	changes in our tax status;

•	technological changes;

•	our ability to successfully implement technological developments and enhancements, including the new DuraStim® fleets and associated power solutions;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	acts of terrorism, war or political or civil unrest in the United States or elsewhere;

•	the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	the effects of current and future litigation, including the Logan Lawsuit, the Boca Raton Lawsuit and the Chang Lawsuit (each defined herein);

•	the timing and outcome of, including potential expense associated with, the SEC pending investigation;

•	the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit, the Boca Raton Lawsuit or the Chang Lawsuit;

•	the material weaknesses in our internal controls over financial reporting and disclosure controls and procedures described under Part I, Item 9, “Controls and Procedures” in this Annual Report;

•	matters related to the Expanded Audit Committee Review and related findings, as well as the implementation and effectiveness of the Company's remediation plan; and

•	our ability to successfully execute on our plans and objectives.
          You should not place undue reliance on our forward‑looking statements. Although forward‑looking statements reflect our good faith beliefs at the time they are made, forward‑looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under “Item 1A. Risk Factors” of this Annual Report, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward‑looking statements. We undertake no obligation to publicly update or revise any forward‑looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.
          Unless the context indicates otherwise, all references to “ProPetro Holding Corp.,” “the Company,” “we,” “our” or “us” or like terms refer to ProPetro Holding Corp. and its consolidated subsidiary, ProPetro Services, Inc.

v

PART I
Item 1.     Business.
Our Company
          We are a growth‑oriented, Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of hydraulic fracturing services in the region by hydraulic horsepower (“HHP”).
          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base, which we believe will continue to evolve, we view HHP to also be an appropriate metric to measure our available hydraulic fracturing capacity. At the beginning of the year, our fleet size was 28 conventional hydraulic fracturing fleets. During 2019, we reconfigured our existing fleet size to 24 conventional fleets with the objective of increasing our HHP per fleet, and we subsequently purchased 54,000 HHP of new DuraStim® hydraulic pumps, bringing our total HHP at December 31, 2019 to 1,469,000 HHP. Our total HHP as of December 31, 2019 was comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of our newly purchased DuraStim® hydraulic fracturing technology. With the continuous evaluation and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline as we reconfigure our fleets to increase active HHP and back up HHP based on our customers’ operational needs.
          In 2019, we entered into a purchase commitment for 108,000 HHP DuraStim® hydraulic fracturing pumps. We believe that one DuraStim® fleet could require between 6 to 9 frac pumps or 36,000 to 54,000 HHP per fleet, depending on the shale formation in which it operates and the customer’s well design. The first DuraStim® hydraulic fracturing pumps were delivered in December 2019 and the remaining DuraStim® hydraulic fracturing pumps are expected to be delivered in 2020. We also have an option to purchase up to three additional DuraStim® fleets in the future through April 2021. We believe the DuraStim® hydraulic fracturing pump technology could represent the future of our industry and is designed to drive down well costs for our customers while improving safety and the useful life of the equipment and reducing environmental impact. The DuraStim® technology is powered by electricity. We purchased two gas turbines to provide electrical power for our DuraStim® fleets. The electrical power sources for future DuraStim® fleets are still being evaluated and could either be supplied by the Company, customers or a third-party supplier.
          All of our hydraulic fracturing fleets have been designed to handle the most challenging Permian Basin operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well.
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
Commodity Price and Other Economic Conditions
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
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April 2020, OPEC+ reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million barrels of oil per day, or BOPD, with allocations to be made among the OPEC+ participants. Some of these production cuts went into effect in the first half of May 2020, however, commodity prices remain depressed as a result of an increasingly utilized global storage network and near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.
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
          In order to mitigate the impact of COVID-19 and the economic effects of the unprecedented decline in economic activity and global energy markets, we undertook several actions since March 2020 in support of the efficient continuity of our operations. These actions are described in greater detail in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Services
          We have historically conducted our business through five operating segments: hydraulic fracturing, cementing, coiled tubing, flowback and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment: pressure pumping. Our coiled tubing, flowback, and drilling operating segments and corporate administrative expense are aggregated into our “All Other” reportable segment. For additional financial information on our reportable segment, please see reportable segment information in Part II - Item 8. “Financial Statements and Supplementary Data.”
Pressure Pumping
Hydraulic Fracturing
          We primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. We have significant expertise in multi‑stage fracturing of horizontal oil‑producing wells in unconventional geological formations. We took delivery of 54,000 HHP of new DuraStim® hydraulic fracturing pumps in December 2019, bringing our total fleet capacity to 1,469,000 HHP as of December 31, 2019.
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
          We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also refer to all of our fracturing units, other equipment and vehicles necessary to perform a fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” Our conventional hydraulic fracturing units consist primarily of a high pressure hydraulic pump, diesel engine, transmission and various hoses, valves, tanks and other supporting equipment like blenders, irons and data vans. The new DuraStim® hydraulic fracturing fleet is powered by electricity and the electrical power equipment could either be provided by us or our customers.
          We provide dedicated equipment, personnel and services that are tailored to meet each of our customer’s needs. Each fleet has a designated team of personnel, which allows us to provide responsive and customized services, such as project design, proppant and other consumables procurement, real‑time data provision and post‑completion analysis for each of our jobs. Many of our hydraulic fracturing fleets and associated personnel have continuously worked with the same customer for the past several years promoting deep relationships and a high degree of coordination and visibility into future customer activity levels. Furthermore, in light of our substantial market presence and historically high fleet utilization levels, we have established a variety of entrenched relationships with key equipment, sand and other downhole consumable suppliers. These strategic relationships ensure ready access to equipment, parts and materials on a timely and economic basis and allow our dedicated procurement logistics team to ensure consistently safe and reliable operations.
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
          As of December 31, 2019, we had a total of 25 cementing units. We believe that our cementing segment provides an organic growth opportunity for us to expand our service offerings within our existing customer base.
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
          As of December 31, 2019, we had a total of 9 coiled tubing units of various sizes.
Flowback Services
          Our flowback services consist of production testing, solids control and hydrostatic testing. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consists of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well‑testing spreads. We provide flowback services in the Permian Basin and mid‑continent markets. Our flowback business segment has continued to decline in profitability over the years, and as a result, the Company shut down its flowback operations in 2020 and disposed of the assets.

Drilling
Our vertical drilling assets in our drilling segment have been idled since 2016. The Company is considering strategic alternatives for the use of its drilling rigs including exploring options to dispose of the remaining drilling rigs and ancillary assets. If the market for vertical drilling does not improve and the equipment continues to be idled, the estimated fair value for the drilling rigs may decline, thus resulting in future additional impairment charges.
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

•
Strong market position in the Permian Basin. We believe we are one of the largest hydraulic fracturing providers by HHP in the Permian Basin, which is one of the most prolific oil producing areas in the United States. Our longstanding customer relationships and substantial Permian Basin market presence uniquely position us to maintain our market position and grow as the basin is developed in the future. The Permian Basin is a mature, liquids‑rich basin with well-known geology and a large, exploitable resource base that delivers attractive E&P producer economics. As a result of its significant size, coupled with the presence of multiple prospective geologic benches and other favorable characteristics, the Permian Basin has become widely recognized as one of the most attractive and economic oil resources in North America.

Our operational focus has historically been in the Permian Basin’s Midland sub‑basin in support of our customers’ core operations. More recently, however, many of our customers have made sizeable acquisitions in the Delaware sub-basin, and we have expanded our services into the Delaware sub-basin to help develop their acreage. Further, we believe that we are uniquely positioned to capture a large addressable growth opportunity as the basin develops. For the foreseeable future, we expect both the Midland sub-basin and the Delaware sub-basin to continue to command a disproportionate share of future North American E&P spending.

•
Deep relationships and operational alignment with high‑quality, Permian Basin‑focused customers. Our deep local roots, operational expertise and commitment to safe and reliable service have allowed us to cultivate longstanding customer relationships with the most active and well‑capitalized Permian Basin operators. Many of our current customers have worked with us since our inception and have integrated our fleet scheduling with their well development programs. We have a long-term partnership agreement with one customer, an E&P company focused in the Permian Basin, to continue to provide pressure pumping and other complementary services for up to 10 years. This relationship differentiates us from our peers. This high degree of operational alignment and partnership with our customers has allowed us to maintain relatively high utilization rates over time compared to our peers. If our customers increase activity levels, we expect to continue to leverage our strong relationships to keep our fleets utilized.

•
Proven cross‑cycle financial performance. Over the past several years, we have maintained high cross‑cycle fleet utilization rates. From late 2017 through 2018 our fleets were consistently fully utilized. In 2019, following a decline in certain of our customers’ operations in the last quarter of 2019, our fleets utilization decreased slightly, and our utilization has decreased dramatically in 2020 as a result of COVID-19 and related matters. Historically, our consistent track record of steady growth, coupled with our ability to quickly deploy new HHP on a dedicated and fully utilized basis, has resulted in revenue growth across the industry’s cycles. We believe that we will be able to continue to operate more efficiently than our competitors while preserving attractive profitability and cash flows as a result of our differentiated service offerings and wellsite efficiencies. Furthermore, we believe that our philosophy of maintaining modest financial leverage and a healthy balance sheet has left us more conservatively capitalized than most of our peers. We expect that improving market fundamentals, our superior execution and our customer‑focused approach should continue to result in strong financial performance.

•
Seasoned management and operating team. We have a seasoned executive management team, with our senior members contributing more than 100 years of collective industry and financial experience. We believe their deep roots and relationships throughout the West Texas community, provide a meaningful competitive advantage for our business. In addition, our management team has assembled a loyal group of highly‑motivated and talented managers and field personnel, and we have had minimal manager‑level turnover in our core service divisions over the past several years. We employ a balanced decision‑making structure that empowers managerial and field personnel to work directly with customers to develop solutions while leveraging senior management’s oversight. This collaborative approach fosters strong customer links at all levels of the organization and effectively institutionalizes customer relationships beyond the executive suite.
Strategy
          Our strategy is to:

•
Capture an increasing share of demand for hydraulic fracturing services in the Permian Basin. We intend to continue to position ourselves as a Permian Basin‑focused hydraulic fracturing business, as we believe the Permian Basin hydraulic fracturing market offers supportive long‑term growth fundamentals. These fundamentals are characterized by increased demand for our HHP and well completion intensity levels. We have historically operated at a high utilization relative to our peers, and we believe we are strategically positioned to deploy our idle horse-power if overall market condition and demand for pressure pumping services increases.

•
Capitalize on improving efficiency gains. We intend to continue to work with our customers and vendors to improve our operational efficiencies and enhance our profitability. We believe that improving our efficiencies will result in greater revenue and enhanced profitability as fixed costs are spread over a broader revenue base.

•
Cross‑sell our complementary services. In addition to our hydraulic fracturing services, we offer a broad range of complementary services in support of our customers’ development activities, including cementing and coiled tubing. These complementary services create operational efficiencies for our customers, and allow us to capture a greater percentage of their capital spending across the lifecycle of an unconventional well. We believe that, if our customers increase spending levels, we are well positioned to continue cross‑selling and growing our complementary service offerings.

•
Maintain financial stability and flexibility to pursue growth opportunities. Consistent with our historical practices, we plan to continue to maintain a conservative balance sheet, which will allow us to better react to potential changes in industry and market conditions and opportunistically grow our business. In the near term, we intend to continue our past practice of aligning our growth capital expenditures with visible customer demand by strategically deploying new equipment on a dedicated basis in response to inbound customer requests. We will also selectively evaluate potential strategic acquisitions that increase our scale and capabilities or diversify our operations.

Our Customers
          Our customers consist primarily of oil and natural gas producers in North America. Our top five customers accounted for approximately 77.1%, 68.7% and 66.0% of our revenue, for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, Pioneer Natural Resources USA Inc. (“Pioneer”), XTO Energy Inc., CrownQuest Operating, LLC, accounted for 25.5%, 20.9%, and 13.2%, respectively, of total revenue. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2019.
Competition
          The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, service and equipment quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies’ criteria in choosing a service provider. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, equipment quality, ability to handle the most complex Permian Basin well completions and commitment to safety and reliability.
          We provide our services primarily in the Permian Basin, and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. Our major competitors for hydraulic fracturing services include Nextier Oilfield Solutions Inc., Halliburton Company, Patterson‑UTI Energy Inc., RPC, Inc., Schlumberger Limited, Liberty Oilfield Services, FTS International, Inc., Superior Energy Services and a number of locally oriented businesses.

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
          Despite our efforts to maintain safety standards, we have suffered accidents from time to time in the past and anticipate that we could experience accidents in the future. In addition to the property damage, personal injury and other losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability and our relationships with customers, employees, regulatory agencies and other parties. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.
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
Environmental and Occupational Health and Safety Regulations
          Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. We have not experienced any material adverse effect from compliance with these requirements, however, this trend may not continue in the future.

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
          Waste Handling. We handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which affect our activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions.
          Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the U.S. Environmental Protection Agency (“EPA”) or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or recategorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to recategorize certain oil and natural gas exploration, development and production wastes as hazardous wastes. Several environmental organizations have also petitioned the EPA to modify existing regulations to recategorize certain oil and natural gas exploration, development and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.
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
          NORM. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and gas deposits and, accordingly, may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements.
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

          Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gases (“GHG”) emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation ("DOT"), implementing GHG emissions limits on vehicles manufactured for operation in the United States. For example, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities, otherwise known as Subpart OOOOa. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing.

          Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
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
          Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service (“FWS”) may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was a candidate species for listing under the ESA by the FWS for many years. As a result of a recent settlement with the environmental groups, the FWS has agreed to act on a petition to list the dunes sagebrush lizard by June 30, 2020, which would result in a formal one-year review to consider listing the species if the petition is accepted. To the extent any protections are implemented for this or any other species, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.
          Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. There have been several attempts to modify or rescind such regulations and litigation is ongoing. Separately, the Bureau of Land Management (“BLM”) previously finalized a rule governing hydraulic fracturing on federal lands, but in June 2016, a federal district court judge in Wyoming struck down the final rule, finding that the BLM lacked congressional authority to promulgate the rule. While this ruling was initially challenged, in December 2017, the BLM published a rulemaking to rescind the final rule and reinstate the regulations that existed immediately before the published effective date of the rule. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have previously been proposed in Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
          Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. For example, the United States Geological Survey identified eight states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, Arkansas, Ohio and Alabama. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission’s well completion seismicity guidelines for operators in the SCOOP and STACK require hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has previously issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission has adopted similar rules. In addition, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. However, the EPA has imposed no regulatory limits as a result of this study.
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
Employees
          As of December 31, 2019, we employed approximately 2,200 people. None of our employees are represented by labor unions or subject to collective bargaining agreements.
          Primarily as a result of the significant decline in oil prices and our customers’ rapid response to reduce their drilling and completion activities, we have implemented significant reductions in our workforce since December 31, 2019. As of June 10, 2020, we had approximately 700 employees.
Availability of Filings
          Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are made available free of charge on our internet web site at www.propetroservices.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is www.sec.gov. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report or the documents incorporated by reference in this Annual Report.

Item 1A.    Risk Factors.
          The following is a description of significant factors that could cause actual results to differ materially from those contained in forward-looking statement made in this Annual Report and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition and results of operations. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Due to these, and other factors, past performance should not be considered an indication of future performance.
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
          The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $400.7 million, $592.6 million and $305.3 million during the years ended December 31, 2019, 2018 and 2017. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment or properly maintaining our existing equipment. With the current depressed oil and gas market conditions, our remaining availability under our ABL Credit Facility will be adversely impacted by the expected decline in our customers’ activity and we may be unable to borrow under our ABL Credit Facility if our eligible accounts receivable continues to decline. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. For example, our borrowing base declined from $181.2 million as of December 31, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
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
          Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. For example, our borrowing base declined from $181.2 million as of December 31, 2019 to approximately $16.8 million as of June 19, 2020 due to decreased activity levels and the resulting decrease to our eligible accounts receivable. Based on current and expected market conditions and customer activity levels, we expect our borrowing base to materially decline further in the near term. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements.”
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

•	limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	placing us at a competitive disadvantage relative to competitors that have less debt.
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
          Changes in future market conditions and prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses in our results of operations. These events could result in the recognition of impairment charges or losses from asset sales that negatively impact our financial results. Significant impairment charges or losses from asset sales as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods. For example, in 2019, we recorded an impairment charge related to our drilling and flowback assets of $3.4 million. If the depressed oil and natural gas prices continue to trade at depressed price levels as experienced in the beginning of March 2020, and our equipment remains idle or under-utilized, the estimated fair value of such equipment may decline, which will result in additional impairment expense in the future.
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

          If the depressed oil prices and the current economic conditions continue for a longer period of time, actual results may differ from estimates and future assumptions may change resulting in additional impairment charges in the future.

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
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, following the filing of our Annual Report on Form 10-K for the year ended December 31, 2018, management identified certain material weaknesses in our internal control over financial reporting that existed as of December 31, 2018 relating to related party transactions and other areas, which resulted in the failure of the following COSO principles: (i) the organization demonstrates commitment to integrity and ethical values; (ii) the board of directors demonstrates independence from management and exercises oversight of the development and performance of internal control; (iii) management establishes, with board oversight, structures, reporting lines, and appropriate authorities and responsibilities in pursuit of objectives; (iv) the organization demonstrates a commitment to attract, develop, and retain competent individuals in alignment with objectives; (v) the organization holds individuals accountable for their internal control related responsibilities in the pursuit of objectives; (vi) the organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; (vii) the organization communicates with external parties regarding matters affecting the functioning of internal control; (viii) the organization selects and develops control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels; (ix) the organization deploys control activities through policies that establish what is expected and procedures that put policies into action; and (x) controls designed to sufficiently identify, evaluate, and disclose related party transactions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As such, management concluded that we did not design and implement effective control activities based on the criteria established in the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “2013 Internal Control-Integrated Framework.” As a result of these material weaknesses, the COSO components of Control Environment, Information and Communication and Control Activities were not present and functioning.
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

Item 1B. Unresolved Staff Comments.
          None.
Item 2.     Properties
          Our corporate headquarters is located at 1706 S. Midkiff, Midland, Texas 79701. In addition to our headquarters, we also own and lease other properties that are used for field offices, yards or storage in the Permian Basin. We believe that our facilities are adequate for our current operations.
Item 3.     Legal Proceedings.
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Western District of Texas.
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
          In January 2020, Boca Raton Firefighters’ and Police Pension Fund filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas against certain of the Company’s current and former officers and directors. The Company was named as a nominal defendant only. The claims include (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. Boca Raton did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Boca Raton seeks various forms of relief, including (i) damages sustained by the Company as a result of the Boca Raton Defendants’ alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls.
          In April 2020, Jye-Chun Chang filed a shareholder derivative suit in the U.S. District Court for the Western District of Texas against certain of the Company’s current and former officers and directors. The Company was named as a nominal defendant only. The claims include (i) violations of section 14(a) of the Exchange Act, (ii) breach of fiduciary duties, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement and (vi) waste of corporate assets. Chang did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, Chang seeks various forms of relief, including (i) declaring that Chang may sustain the action on behalf of the Company, (ii) declaring that the Chang Defendants breached their fiduciary duties to the Company, (iii) damages sustained by the Company as a result of the Chang Defendants’ alleged misconduct, (iv) equitable relief in the form of improvements to the Company’s governance and controls and (v) restitution.
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
          From time to time, we may be subject to various other legal proceedings and claims incidental to or arising in the ordinary course of our business.

Item 4.     Mine and Safety Disclosures
          None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
On March 22, 2017, we consummated our initial public offering (“IPO”) of our common stock at a price of $14.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol “PUMP”.
Holders
As of December 31, 2019, there were 100,624,099 shares of common stock outstanding, held of record by 4 holders. The number of record holders of our common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend
We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business and repay borrowings under our ABL Credit Facility. Our future dividend policy is within the discretion of our Board and will depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our Board may deem relevant. In addition, our ABL Credit Facility places restrictions on our ability to pay cash dividends.
Performance Graph
The quarterly changes for the periods shown in the following graph are based on the assumption that $100 had been invested in our common stock, the Russell 2000 Index (“Russell 2000”) and a self-constructed peer group index of comparable companies (“Peer Group”) on March 17, 2017 (the first trading date of our common stock), and that all dividends were reinvested at the closing prices of the dividend payment dates. The relevant companies included in our Peer Group consists of Liberty Oilfield Services, Inc., Nextier Oilfield Solution Inc., RPC, Inc., Calfrac Well Services Ltd., Patterson-UTI Energy, Inc. and Mammoth Energy Services, Inc. Subsequent measurement points are the last trading days of each quarter. We did not provide a five-year graph because we became a publicly traded company in March of 2017. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on the last trading date of 2019. The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Peer Group	Russell 2000	ProPetro Holding Corp.
3/17/2017	$100.0	$100.0	$100.0
3/31/2017	$97.0	$100.1	$88.9
6/30/2017	$93.2	$102.6	$96.3
9/29/2017	$105.2	$108.4	$99.0
12/29/2017	$114.3	$112.0	$139.0
3/29/2018	$91.0	$111.9	$109.6
6/29/2018	$86.9	$120.6	$108.1
9/28/2018	$85.1	$124.9	$113.7
12/31/2018	$52.9	$99.7	$85.0
3/31/2019	$65.2	$114.2	$155.4
6/30/2019	$47.5	$116.6	$142.8
9/30/2019	$35.1	$113.8	$62.7
12/31/2019	$38.8	$125.1	$77.6

Item 6.     Selected Historical Financial Data.
The following table presents the available selected historical financial data of ProPetro Holding Corp. for the years indicated. There were no factors that materially affect the comparability of the information in the selected historical financial data presented, except for the purchase of certain pressure pumping assets (510,000 HHP) and real property from Pioneer and Pioneer Pressure Pumping Services, LLC, consummated on December 31, 2018 (the “Pioneer Pressure Pumping Acquisition”) and expansion of our fleet size over the years presented, that has resulted in higher revenues and profitability.
The selected historical consolidated financial and operating data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this Annual Report on Form 10-K.

(In thousands, except for per share data)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue:
Pressure pumping	$2,001,627	$1,658,403	$945,040	$409,014	$510,198
All other	50,687	46,159	36,825	27,906	59,420
Total revenue	2,052,314	1,704,562	981,865	436,920	569,618
Costs and Expenses:
Cost of services(1)	1,470,356	1,270,577	813,823	404,140	483,338
General and administrative(2)	105,076	53,958	49,215	26,613	27,370
Depreciation and amortization	145,304	88,138	55,628	43,542	50,134
Impairment expense	3,405	—	—	7,482	36,609
Loss on disposal of assets	106,811	59,220	39,086	22,529	21,268
Total costs and expenses	1,830,952	1,471,893	957,752	504,306	618,719
Operating Income (Loss)	221,362	232,669	24,113	(67,386)	(49,101)
Other Income (Expense):
Interest expense	(7,141)	(6,889)	(7,347)	(20,387)	(21,641)
Gain on extinguishment of debt	—	—	—	6,975	—
Other expense	(717)	(663)	(1,025)	(321)	(499)
Total other income (expense)	(7,858)	(7,552)	(8,372)	(13,733)	(22,140)
Income (loss) before income taxes	213,504	225,117	15,741	(81,119)	(71,241)
Income tax (expense) benefit	(50,494)	(51,255)	(3,128)	27,972	25,388
Net income (loss)	$163,010	$173,862	$12,613	$(53,147)	$(45,853)

Share Information:
Net income (loss) per common share:
Basic	$1.62	$2.08	$0.17	$(1.19)	$(1.31)
Diluted	$1.57	$2.00	$0.16	$(1.19)	$(1.31)
Weighted average common shares outstanding:
Basic	100,472	83,460	76,371	44,787	34,993
Diluted	103,750	87,046	79,583	44,787	34,993

Balance Sheet Data as of:
Cash and cash equivalents	$149,036	$132,700	$23,949	$133,596	$34,310
Property and equipment — net	$1,047,535	$912,846	$470,910	$263,862	$291,838
Total assets	$1,436,111	$1,274,522	$719,032	$541,422	$446,454
Long-term debt — net	$130,000	$70,000	$57,178	$159,407	$236,876
Total shareholders’ equity	$969,305	$797,355	$413,252	$221,009	$69,571

Cash Flow Statement Data:
Net cash provided by operating activities	$455,290	$393,079	$109,257	$10,659	$81,230
Net cash used in investing activities	$(495,299)	$(280,604)	$(281,469)	$(41,688)	$(62,776)
Net cash provided by (used in) financing activities	$56,345	$(3,724)	$62,565	$130,315	$(15,216)

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock‑based compensation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.
Basis of Presentation
This discussion of our results of operations omits our results of operations for the year ended December 31, 2017 and the comparison of our results of operations for the years ended December 31, 2018 and 2017, which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.
Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ProPetro Holding Corp.,” “the Company,” “we,” “our,” “us” or like terms refer to ProPetro Holding Corp. and its subsidiary.
Overview
Our Business
          We are a growth‑oriented, Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production, or E&P, of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of hydraulic fracturing services in the region by hydraulic horsepower.
          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps, or units, that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base, which we believe will continue to evolve, we view HHP to also be an appropriate metric to measure our available hydraulic fracturing capacity. As such, our total available HHP at December 31, 2019 was 1,469,000 HHP, which was comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of our newly purchased DuraStim® hydraulic fracturing technology. With the continuous evaluation and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline as we reconfigure our fleets to increase active HHP and back up HHP based on our customers’ and operational needs. Our first DuraStim® hydraulic fracturing pumps of 54,000 HHP was delivered in December 2019 and deployed to a customer in January 2020. We expect that the additional DuraStim® hydraulic fracturing pumps of 54,000 HHP will be delivered during 2020. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing pumps in the future through April 30, 2021. The DuraStim® technology is powered by electricity. We purchased two gas turbines to provide electrical power for the DuraStim® fleets. The electrical power sources for future DuraStim® fleets are still being evaluated and could either be supplied by the Company, customers or a third-party supplier.
Pioneer Pressure Pumping Acquisition
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
Commodity Price and Other Economic Conditions
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between OPEC, and Russia. In response to the global economic slowdown, OPEC had recommended a decrease in production levels in order to accommodate reduced demand. Russia rejected the recommendation of OPEC as a concession to U.S. producers. After the failure to reach an agreement, Saudi Arabia, a dominant member of OPEC, and other Persian Gulf OPEC members announced intentions to increase production and offer price discounts to buyers in certain geographic regions.
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April, OPEC reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million BOPD, with allocations to be made among the OPEC+ participants. Some of these production cuts went into effect in the first half of May 2020, however, commodity prices remain depressed as a result of an increasingly utilized global storage network and near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.
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

2019 Operational Highlights
          Over the course of the year ended December 31, 2019, we:

•
Placed in service, at the beginning of 2019, pressure pumping and related assets (510,000 HHP) acquired in connection with the Pioneer Pressure Pumping Acquisition, which resulted in an increase to our revenue and profitability in 2019;

•
Purchased 108,000 HHP of DuraStim® hydraulic fracturing pumps with the first DuraStim® pumps of 54,000 HHP delivered in December 2019, while the remaining hydraulic fracturing pumps or 54,000 HHP expected to be delivered in 2020;

•	Entered into a purchase option agreement with our equipment supplier to purchase additional DuraStim® hydraulic fracturing pumps of 108,000 HHP;

•	Maintained a high fleet utilization for the year 2019; and

•	Improved operational and financial processes by making changes to senior management in 2019.

2019 Financial Highlights
          Financial highlights for the year ended December 31, 2019:

•
Revenue increased $347.8 million, or 20.4%, to $2,052.3 million, as compared to $1,704.6 million for the year ended December 31, 2018, primarily a result of the increase in our fleet size in connection with the Pioneer Pressure Pumping Acquisition placed in service at the beginning of 2019;

•
Cost of services (exclusive of depreciation and amortization) increased $199.8 million or 15.7% to $1,470.4 million, as compared to $1,270.6 million for the year ended December 31, 2018, primarily a result of the increase in head count and higher activity levels resulting from the increase in fleet size. Cost of services as a percentage of revenue decreased to 71.6% in 2019 compared to 74.5% for the year ended December 31, 2018;

•
General and administrative expenses, inclusive of stock-based compensation (“G&A”), increased $51.1 million, or 94.7% to $105.1 million, as compared to $54.0 million for the December 31, 2018. G&A as a percentage of revenue increased to 5.1% in 2019 from 3.2% for the year ended December 31, 2018. The increase was driven by increase in legal and professional fees, payroll related expense and net increase in other G&A expenses resulting partly from the expansion of our business with the Pioneer Pressure Pumping Acquisition. Included in G&A was approximately $24.2 million related to legal and professional fees incurred in connection with the Audit Committee internal review;

•
Net income was $163.0 million, compared to $173.9 million for the December 31, 2018. Diluted net income per common share was $1.57, compared to $2.00 for the year ended December 31, 2018. Adjusted EBIDTA was approximately $519.1 million, compared to $388.5 million for the year ended December 31, 2018 (see reconciliation of Adjusted EBITDA to net income in the subsequent section “How We Evaluate Our Operations”); and

•	Maintained a conservative balance sheet and sufficient liquidity.
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

Our Assets and Operations
          Through our pressure pumping segment, which includes cementing operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleets have been designed to handle Permian Basin specific operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We continually reinvest in our equipment to ensure optimal performance and reliability.
          In addition to our core pressure pumping segment operations, we also offer a suite of complementary well completion and production services, including coiled tubing and other services. We believe these complementary services create operational efficiencies for our customers and could allow us to capture a greater portion of their capital spending across the lifecycle of a well in the future.
How We Generate Revenue
          We generate revenue primarily through our pressure pumping segment, and more specifically, by providing hydraulic fracturing services to our customers. We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also provide personnel and services that are tailored to meet each of our customers’ needs. We charge our customers on a per‑job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant and chemicals to be used and other parameters of the job. We also could generate revenue from idle fees from Pioneer in certain circumstances.
          In addition to hydraulic fracturing services, we generate revenue through the complementary services that we provide to our customers, including cementing, coiled tubing and other services. These complementary services are provided through various contractual arrangements, including on a turnkey contract basis, in which we set a price to perform a particular job, or a daywork contract basis, in which we are paid a set price per day for our services. We are also sometimes paid by the hour for these complementary services.
          Our revenue, profitability and cash flows are highly dependent upon prevailing crude oil prices and expectations about future prices. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly in 2015 and 2016 to approximately $30 per barrel, but subsequently recovered in 2017 and 2018. However, in 2019, oil and natural gas prices were highly volatile. The average WTI oil price per barrel was approximately $57, $65 and $51 for the years ended December 31, 2019, 2018 and 2017, respectively. Demand for our services is largely dependent on oil and natural gas prices, and our customers’ completion budgets and rig count. In March 2020, WTI oil prices declined significantly, to a low of approximately $20 per barrel towards the end of March 2020. On June 17, 2020 the WTI oil price was approximately $38 per barrel. If such depressed prices continue or do not improve, demand for our services will be negatively impacted and result in a significant decrease in our profitability and cash flows. We monitor the oil and natural gas prices and the Permian Basin rig count to enable us to more effectively plan our business and forecast the demand for our services.
          The historical weekly average Permian Basin rig count based on the Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Drilling Type (Permian Basin)	2019	2018	2017
Directional	5	6	6
Horizontal	405	418	311
Vertical	32	43	39
Total	442	467	356

Average Permian Basin rig count to U.S rig count	46.9%	45.2%	40.6%

Costs of Conducting our Business
The principal direct costs involved in operating our business are direct labor, expendables and other direct costs.
Direct Labor Costs. Payroll and benefit expenses related to our crews and other employees that are directly attributable to the effective delivery of services are included in our operating costs. Direct labor costs amounted to 19.6% and 13.1% of total costs of service for the years ended December 31, 2019 and 2018, respectively. The percentage increase in our direct labor costs was driven primarily by the increase in the crew costs and also the increase in the number of our customers directly sourcing certain expendables like sand and chemical, as discussed below, which has the effect of reducing our revenues.
Expendables. Expendables include the product and freight costs associated with proppant, chemicals and other consumables used in our pressure pumping and other operations. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand and chemicals demanded when providing hydraulic fracturing services. Expendable product costs comprised approximately 40.8%, and 56.0% of total costs of service for the years ended December 31, 2019 and 2018, respectively. The percentage decrease in our expendable product cost in 2019 is primarily attributable to the increase in the number of customers sourcing these expendables directly from the vendors and an increase in the use of less expensive regional sand, and overall depressed sand prices, which has the effect of reducing our revenues.
Other Direct Costs. We incur other direct expenses related to our service offerings, including the costs of fuel, repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Fuel is consumed both in the operation and movement of our hydraulic fracturing fleet and other equipment. Repairs and maintenance costs are expenses directly related to upkeep of equipment, which have been amplified by the demand for higher horsepower jobs. Capital expenditures to upgrade or extend the useful life of equipment are not included in other direct costs. Other direct costs were 39.6% and 30.9% of total costs of service for the years ended December 31, 2019 and 2018, respectively. The percentage increase in our other direct costs was primarily a result of the increase in the number of our customers directly sourcing certain expendables like sand and chemical, as discussed above, which has the effect of reducing our revenues.
How We Evaluate Our Operations
Our management uses a variety of financial metrics, Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) loss/(gain) on extinguishment of debt, (iii) stock-based compensation, and (iv) other unusual or non‑recurring (income)/expenses, such as impairment charges, severance, costs related to our IPO and costs related to asset acquisitions or one-time professional fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, and research analysts, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income) expenses and items outside the control of our management team (such as income taxes). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income (loss), operating income (loss), cash flow from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Note Regarding Non‑GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP (“non-GAAP”), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring (income) expenses and items outside the control of the Company. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA and Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended December 31, 2019
Net income (loss)	$281,090	$(118,080)	$163,010
Depreciation and amortization	139,348	5,956	145,304
Interest expense	51	7,090	7,141
Income tax expense	—	50,494	50,494
Loss on disposal of assets	106,178	633	106,811
Impairment expense	—	3,405	3,405
Stock‑based compensation	—	7,776	7,776
Other expense	—	717	717
Other general and administrative expense (1)	—	25,208	25,208
Deferred IPO bonus, retention bonus and severance expense	7,093	2,110	9,203
Adjusted EBITDA	$533,760	$(14,691)	$519,069

	Pressure Pumping	All Other	Total
Year ended December 31, 2018
Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss (gain) on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523

	Pressure Pumping	All Other	Total
Year ended December 31, 2017
Net income (loss)	$50,417	$(37,804)	$12,613
Depreciation and amortization	51,155	4,473	55,628
Interest expense	—	7,347	7,347
Income tax expense	—	3,128	3,128
Loss on disposal of assets	38,059	1,027	39,086
Stock‑based compensation	—	9,489	9,489
Other expense	—	1,025	1,025
Other general and administrative expense (1)	—	722	722
Deferred IPO bonus	5,491	2,914	8,405
Adjusted EBITDA	$145,122	$(7,679)	$137,443
____________________

(1)
Other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Expanded Audit Committee Review and advisory services in 2019, and legal settlements in 2018 and 2017.

Results of Operations
We conduct our business through five operating segments: hydraulic fracturing, cementing, coiled tubing, flowback and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment, pressure pumping. The comparability of the results of operations may have been impacted by the Pioneer Pressure Pumping Acquisition which was consummated on December 31, 2018. The acquisition cost of the assets was comprised of approximately $110.0 million of cash and 16.6 million shares of our common stock. In addition, we entered into a real estate lease for a crew camp facility with Pioneer. The real estate lease for the crew camp was terminated in July 2019. In connection with the consummation of the transaction, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. The Pioneer Pressure Pumping Acquisition resulted in an additional 510,000 HHP being deployed at the beginning of 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

($ in thousands, except percentages)
	Year Ended December 31,		Change
	2019	2018	Variance	%

Revenue	$2,052,314	$1,704,562	$347,752	20.4%
Less (Add):
Cost of services (1)	1,470,356	1,270,577	199,779	15.7%
General and administrative expense (2)	105,076	53,958	51,118	94.7%
Depreciation and amortization	145,304	88,138	57,166	64.9%
Impairment expense	3,405	—	3,405	100.0%
Loss on disposal of assets	106,811	59,220	47,591	80.4%
Interest expense	7,141	6,889	252	3.7%
Other expense	717	663	54	8.1%
Income tax expense	50,494	51,255	(761)	(1.5)%

Net income	$163,010	$173,862	$(10,852)	(6.2)%

Adjusted EBITDA (3)	$519,069	$388,523	$130,546	33.6%
Adjusted EBITDA Margin (3)	25.3%	22.8%	2.5%	11.0%

Pressure pumping segment results of operations:
Revenue	$2,001,627	$1,658,403	$343,224	20.7%
Cost of services	$1,428,620	$1,236,262	$192,358	15.6%
Adjusted EBITDA	$533,760	$398,396	$135,364	34.0%
Adjusted EBITDA Margin (4)	26.7%	24.0%	2.7%	11.3%
____________________

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock‑based compensation of $7.8 million and $5.5 million for 2019 and 2018, respectively.

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

Revenue.  Revenue increased 20.4%, or $347.8 million, to $2,052.3 million for the year ended December 31, 2019, as compared to $1,704.6 million for the year ended December 31, 2018. The increase was primarily attributable to the increase in our effectively utilized fleets from approximately 18.8 active fleets in 2018 to 23.9 in 2019, and an increase in demand for our pressure pumping services and certain customer activity, specifically driven by the Pioneer Pressure Pumping Acquisition. The increase in revenue was partly offset by the increase in the number of customers self-sourcing certain consumables like sand. Our pressure pumping segment revenues increased 20.7%, or $343.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Revenues from services other than pressure pumping increased 9.8%, or approximately $4.5 million, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in revenues from services other than pressure pumping during the year ended December 31, 2019, was primarily attributable to the increase in demand for our coiled tubing services.
Cost of Services.  Cost of services increased 15.7%, or $199.8 million, to $1,470.4 million for the year ended December 31, 2019, from $1,270.6 million during the year ended December 31, 2018. Cost of services in our pressure pumping segment increased $192.4 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increases were primarily attributable to higher activity levels, coupled with an increase in personnel headcount following the increase in our operations in connection with the Pioneer Pressure Pumping Acquisition. As a percentage of pressure pumping segment revenues, pressure pumping cost of services decreased to 71.4% for the year ended December 31, 2019, as compared to 74.5% for the year ended December 31, 2018. The decrease in cost of services as a percentage of revenue in our pressure pumping segment is attributed to the increased revenue from operational efficiencies and a favorable change in our cost structure driven by our internal cost control initiatives, a decrease in the cost of certain consumables and an increase in the number of customers self-sourcing sand and other consumables, which resulted in significantly higher realized Adjusted EBITDA margins during the year ended December 31, 2019.
General and Administrative Expenses.  General and administrative expenses increased 94.7%, or $51.1 million, to $105.1 million for the year ended December 31, 2019, as compared to $54.0 million for the year ended December 31, 2018. The net increase was primarily attributable to the increase in retention bonuses, stock-based compensation, and severance and related expenses of $11.0 million driven primarily by the increase in personnel following the Pioneer Pressure Pumping Acquisition, increase in nonrecurring professional fees of $25.0 million, primarily in connection with the Expanded Audit Committee Review, and net increase in our remaining other general and administrative expenses of approximately $15.1 million.
Depreciation and Amortization.  Depreciation and amortization increased 64.9%, or $57.2 million, to $145.3 million for the year ended December 31, 2019, as compared to $88.1 million for the year ended December 31, 2018. The increase was primarily attributable to additional property and equipment purchased in connection with the Pioneer Pressure Pumping Acquisition and other equipment put into service during the year ended December 31, 2019.
Impairment Expense.  Impairment expense of $3.4 million, a non-cash expense, was recorded during the year ended December 31, 2019 in connection with our vertical drilling rigs and flowback assets resulting from the depressed demand and negative future near-term outlook for our drilling assets and the shutdown of our flowback operations. No impairment expense was recorded in the year ended December 31, 2018.
Loss on Disposal of Assets.  Loss on the disposal of assets increased 80.4%, or $47.6 million, to $106.8 million for the year ended December 31, 2019, as compared to $59.2 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in our hydraulic fracturing fleet size, and greater intensity of jobs as well as the number of jobs completed. Upon sale or retirement of property and equipment, including certain major components like fluid ends and power ends of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.

Interest Expense.  Interest expense increased 3.7%, or $0.3 million, to $7.1 million for the year ended December 31, 2019, as compared to $6.9 million for the year ended December 31, 2018. The increase in interest expense was primarily attributable to an increase in our average debt balance in 2019 compared to 2018.
Other Expense.  Other expense was relatively flat at $0.7 million for the year ended December 31, 2019, similar to $0.7 million for the year ended December 31, 2018.
Income Tax Expense.  Income tax expense was $50.5 million for the year ended December 31, 2019, as compared to $51.3 million for the year ended December 31, 2018. The slight decrease in our provision for income tax expense is attributable to the decrease in pre-tax book income in 2019 compared to 2018. Our effective tax rate was relatively flat at 23.7% during the year ended December 31, 2019 compared to 22.8% during the year ended December 31, 2018.
Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”). Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy debt payments. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Our borrowing base as of December 31, 2019 was approximately $181.2 million and was approximately $16.8 million as of June 19, 2020. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. With the current depressed oil and gas market conditions, we believe our remaining monthly availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity.
      As of December 31, 2019, our borrowings under our ABL Credit Facility was $130.0 million and our total liquidity was $198.7 million, consisting of cash and cash equivalents of $149.0 million and $49.7 million of availability under our ABL Credit Facility.
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

Cash and Cash Flows
          The following table sets forth our net cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31,
($ in thousands)	2019	2018	2017

Net cash provided by operating activities	$455,290	$393,079	$109,257
Net cash used in investing activities	$(495,299)	$(280,604)	$(281,469)
Net cash provided by (used in) financing activities	$56,345	$(3,724)	$62,565
Operating Activities
          Net cash provided by operating activities was $455.3 million for the year ended December 31, 2019, as compared to $393.1 million for the year ended December 31, 2018. The net increase of $62.2 million was primarily due to the expansion of our operations following the Pioneer Pressure Pumping Acquisition as well as the associated increase in revenue and cash operating profits, and also impacted by the timing of our receivable collections from our customers and payment to our vendors.
Investing Activities
          Net cash used in investing activities increased to $495.3 million for the year ended December 31, 2019, from $280.6 million for the year ended December 31, 2018. The increase was primarily attributable to the cash payment of approximately $110.0 million in connection with the Pioneer Pressure Pumping Acquisition. In addition, during the year ended December 31, 2019, we paid approximately $145.3 million for 108,000 HHP of DuraStim® hydraulic fracturing units, ancillary equipment and turbines (including an option payment of $6.1 million to purchase an additional 108,000 HHP of DuraStim® fleets through the end of 2020). The remaining cash payments in 2019 were primarily incurred in connection with our maintenance capital expenditures and other growth initiatives.
Financing Activities
          Net cash provided by financing activities was $56.3 million for the year ended December 31, 2019, compared to net cash used of $3.7 million for the year ended December 31, 2018. Our net cash provided by financing activities during the year ended December 31, 2019 was primarily driven by proceeds from borrowings of $110.0 million to fund our working capital needs and cash payment for fleets acquired in connection with the Pioneer Pressure Pumping Acquisition, proceeds from exercise of equity awards of $1.2 million which was partially offset by cash used in repayment of borrowings of $50.0 million, repayments of insurance financing of $4.5 million and finance lease payment of approximately $0.3 million. Our net cash used in financing activities during the year ended December 31, 2018 was primarily driven by repayment of borrowings of $80.9 million, repayment of insurance financing of $4.5 million, payment of debt issuance costs of $1.7 million, partially offset by proceeds from borrowings of $77.4 million to fund our working capital needs and proceeds from insurance financing of $5.8 million.
Future Sources and Use of Cash
          Capital expenditures for 2020 are projected to be primarily related to maintenance capital expenditures to support our existing assets and growth initiatives, depending on market conditions. We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our maintenance capital expenditures are dependent on our operational activity and the intensity on the equipment, among other factors, which could vary throughout the year.
          In addition, we have an agreement with our equipment manufacturer granting the Company the option to purchase additional DuraStim® hydraulic fracturing pumps of approximately 108,000 HHP with the purchase option expiring at different times through April 30, 2021. We believe the cost to acquire the DuraStim® pumps will be comparable to our previously purchased DuraStim® pumps. In the current economic environment it is not probable we would exercise these options.

          We have repaid all our borrowings, as of June 19, 2020, under our ABL Credit Facility with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio. Through June 19, 2020, we repaid $130.0 million of our borrowings under the ABL Credit Facility.
Credit Facility and Other Financing Arrangements
ABL Credit Facility
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of December 31, 2019 was approximately $181.2 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate under our ABL Credit Facility for the year ended December 31, 2019 was 4.4%.
In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020.
Off Balance Sheet Arrangements
          We had no off balance sheet arrangements as of December 31, 2019.
Capital Requirements
          Capital expenditures incurred were $400.7 million during the year ended December 31, 2019, as compared to $592.6 million during the year ended December 31, 2018. The higher capital expense in 2018 was primarily attributable to the Pioneer Pressure Pumping Acquisition. We financed the Pioneer Pressure Pumping Acquisition with a combination of cash from operations and borrowings under our ABL Credit Facility and the issuance of 16.6 million of our common shares to Pioneer.
Contractual Obligations
          The following table presents our contractual obligations and other commitments as of December 31, 2019.

($ in thousands)	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
ABL Credit Facility (1)	$130,000	$—	$—	$130,000	$—
Operating leases(2)	1,230	366	766	98	—
Finance leases (2)	2,833	2,833	—	—	—
Other purchase obligation	9,300	4,815	4,485	—	—
Total	$143,363	$8,014	$5,251	$130,098	$—
____________________

(1)
Exclusive of future commitment fees, amortization of deferred financing costs, interest expense or other fees on our revolving credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. However, assuming a weighted average interest rate of 4.4%, and that our ABL Credit Facility debt balance remains the same, our estimated annual interest payment will be $5.8 million.

(2)
Finance and Operating leases include agreements for various office and yard locations, excluding short-term leases (see Note 17. Leases and Note 18. Commitments and Contingencies in the financial statements for additional disclosures, including estimated interest).

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
Recent Accounting Pronouncements
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Consolidated Financial Statements contained in this Annual Report.
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
          We primarily retired certain components of equipment such as fluid ends and power ends, rather than entire pieces of equipment, which resulted in a net loss on disposal of assets of $106.8 million, $59.2 million and $39.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
          Depreciation of property and equipment is provided on the straight‑line method over estimated useful lives as shown in the table below. The estimated useful lives and salvage values of property and equipment is subject to key assumptions such as maintenance, utilization and job variation. Unanticipated future changes in these assumptions could negatively or positively impact our net income. A 10% change in the useful lives of our property and equipment would have resulted in approximately $14.5 million impact on pre-tax income during the year ended December 31, 2019.

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 20 years
Leasehold improvements	5 ‑ 20 years
Impairment of Long-Lived Assets
          In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 regarding Accounting for the Impairment or Disposal of Long‑Lived Assets, we review the long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the assets is less than the carrying amount of such assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. Our cash flow forecasts require us to make certain judgments regarding long‑term forecasts of future revenue and costs and cash flows related to the assets subject to review. The significant assumption in our cash flow forecasts is our estimated equipment utilization and profitability. The significant assumption is uncertain in that it is driven by future demand for our services and utilization which could be impacted by crude oil market prices, future market conditions and technological advancements. Our fair value estimates for certain long‑lived assets require us to use significant other observable inputs, including significant assumptions related to market approach based on recent auction sales or selling prices of comparable equipment. The estimates of fair value are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. We recorded an impairment loss of $1.2 million during the year ended December 31, 2019 related to our drilling assets group, because we believe that our cash flow forecasts were negatively impacted by the depressed vertical drilling market, which led to the idling of the drilling rigs. Based on observable market inputs, we believe the fair value of the drilling rigs have declined following the continued market decline in the demand for vertical drilling services. In addition, we recorded an impairment loss of $2.2 million related to our flowback assets group because we believe our future cash flow forecasts were negatively impacted by the decline in the demand for our flowback services and the general depressed market for flowback operations.
          If the crude oil market declines or the demand for vertical drilling does not recover, and if the equipment remains idle or under‑utilized, the estimated fair value of such equipment may decline, which could result in future impairment charges. Though the impacts of variations in any of these factors can have compounding or off‑setting impacts, a 10% decline in the estimated fair value of our drilling assets at December 31, 2019 would result in additional impairment of $0.2 million.
          During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were triggering events for asset impairment. As a result of the triggering events, we performed recoverability tests on each of the assets groups. As a result, we expect to recognize impairments and charges in the first quarter of 2020 as follows:

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

There were no additions to, or disposal of, goodwill during the year ended December 31, 2019. We performed our annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other, on December 31, 2019, at which time, we determined that the fair value of our hydraulic fracturing reporting unit was substantially in excess of its carrying value. The hydraulic fracturing operating segment is the only segment which has goodwill at December 31, 2019. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted active fleet revenue and cost assumptions. Our discounted cash flow analysis includes significant assumptions regarding discount rates, fleet utilization, expected profitability margin, forecasted maintenance capital expenditures, the timing of an anticipated market recovery, and the timing of expected cash flow. As such, this analysis incorporates inherent uncertainties that are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecast. In March 2020, crude oil prices declined significantly, an indication that a triggering event has occurred, and as such, we expect to record a goodwill impairment expense of up to $9.4 million during the first quarter of 2020.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would not be able to fully realize our deferred tax assets in the future in excess of their net recorded amount, we would record a valuation allowance, which would increase our provision for income taxes. In determining our need for a valuation allowance as of December 31, 2019, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to record a valuation allowances for our deferred tax assets and the ultimate realization of tax assets depends on the generation of sufficient taxable income.
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

Item 7A. Quantitative and Qualitative Disclosure of Market Risks
Foreign Currency Exchange Risk
Our operations are currently conducted entirely within the U.S; therefore, we had no significant exposure to foreign currency exchange risk in 2019.
Commodity Price Risk
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our pressure pumping services such as proppants, chemicals, guar, trucking and fluid supplies. Our fuel costs consist primarily of diesel and natural gas used by our various trucks and other motorized equipment. The prices for fuel and materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities.
Interest Rate Risk
We may be subject to interest rate risk on variable rate debt under our ABL Credit Facility. We do not currently engage in interest rate derivatives to hedge our interest rate risk. The impact of a 1% increase in interest rates on our variable rate debt would have resulted in an increase in interest expense and corresponding decrease in pre‑tax income of approximately $1.3 million, $0.7 million and $0.2 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including maintaining an allowance for doubtful accounts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiary

Opinion on the Financial Statements
          We have audited the accompanying consolidated balance sheets of ProPetro Holding Corp. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with, accounting principles generally accepted in the United States of America.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2020, expressed an adverse opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
          The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Related-party transactions — Refer to Note 16 to the financial statements
Critical Audit Matter Description
          The Company engages in related party transactions, such as leasing of its corporate office, drilling yards, renting of equipment, purchasing assets, and providing pressure pumping and related services.
          We identified related-party transactions as a critical audit matter because of the Company’s lack of effective controls related to the identification and approval of transactions involving related parties or potential conflicts of interest, including the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting. The heightened risk that related-party transactions were not timely identified and properly disclosed by the Company in the financial statements required us to exercise significant auditor judgment when performing audit procedures on related-party transactions.
How the Critical Audit Matter Was Addressed in the Audit
          Our audit procedures for related-party transactions included the following, among others:

•	We evaluated the completeness of related-party transactions by obtaining the Company’s list of related-party relationships and transactions and performing the following:

–
Comparing it to public filings, external news, third-party information or research reports, selected vendor and customer websites, questionnaires completed by the Company’s directors and officers, and other sources.

–
Searching for potential related-party transactions within the accounts receivable, accounts payable, and vendor listings master files and journal entries by searching for the name, vendor identification numbers, and customer identification numbers of the related parties.

–	Inspecting the Company’s minutes from meetings of the Board of Directors and related committees.

–	Making inquiries of executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
June 19, 2020
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiary

Opinion on Internal Control over Financial Reporting
          We have audited the internal control over financial reporting of ProPetro Holding Corp. and Subsidiary (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated June 19, 2020, expressed an unqualified opinion on those financial statements.
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
Material Weaknesses
          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

          Control Environment -The Company identified deficiencies in the principles associated with the control environment component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization demonstrates a commitment to integrity and ethical values, (ii) the board of directors demonstrates independence from management and exercises oversight of the development and performance of internal control, (iii) management establishes, with board oversight, structures, reporting lines, and appropriate authorities and responsibilities in pursuit of objectives, (iv) the organization demonstrates a commitment to attract, develop, and retain competent individuals in alignment with objectives, and (v) the organization holds individuals accountable for their internal control related responsibilities in the pursuit of objectives.
          The Company did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company, nor sufficiently promote, monitor, or enforce adherence to its Code of Conduct and Ethics. Additionally, there was a general lack of focus on promoting a culture of compliance within the Company. Results of poor tone at the top included: (i) certain whistleblower allegations were not properly investigated and elevated to the audit committee, (ii) the lack of an employee expense review and approval policy, (iii) two instances of non-compliance with the Company’s Insider Trading Policy, and (iv) instances of non-compliance with the Code of Conduct and Ethics policies.
          This material weakness in the control environment contributed to material weaknesses in the following components of the COSO framework.
          Information and Communication -The Company identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization internally communicates information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control and (ii) the organization communicates with external parties regarding matters affecting the functioning of internal control.
          Factors contributing to the material weakness included miscommunication between management and the Board of Directors regarding the conditionality of certain contracts that resulted in the non-disclosure of such contract commitments and the impact of such commitments on the Company’s future liquidity.
          Control Activities -The Company identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to the following COSO principles: (i) the organization selects and develops control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (ii) the organization deploys control activities through policies that establish what is expected and procedures that put policies into action.
          The Company’s failure to maintain an appropriate tone at the top had a pervasive impact, resulting in a risk that could have impacted virtually all financial statement account balances and disclosures.
          The COSO component material weaknesses described above contributed to the following material weakness within the Company’s system of internal control over financial reporting at the control activity level.
          Related Parties - The Company did not maintain controls designed to sufficiently identify, evaluate, and disclose related party transactions. As a result, two related party transactions were entered into that were not identified by the Company’s controls and given consideration of appropriate disclosure.
          These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
June 19, 2020

PROPETRO HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(In thousands, except share data)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,036	$132,700
Accounts receivable - net of allowance for doubtful accounts of $1,049 and $100, respectively	212,183	202,956
Inventories	2,436	6,353
Prepaid expenses	10,815	6,610
Other current assets	1,121	638
Total current assets	375,591	349,257
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	1,047,535	912,846
OPERATING LEASE RIGHT-OF-USE ASSETS	989	—
OTHER NONCURRENT ASSETS:
Goodwill	9,425	9,425
Intangible assets - net of amortization	—	13
Other noncurrent assets	2,571	2,981
Total other noncurrent assets	11,996	12,419
TOTAL ASSETS	$1,436,111	$1,274,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$193,096	$214,460
Accrued and other current liabilities	36,343	138,089
Operating lease liabilities	302	—
Finance lease liabilities	2,831	—
Accrued interest payable	394	211
Total current liabilities	232,966	352,760
DEFERRED INCOME TAXES	103,041	54,283
LONG-TERM DEBT	130,000	70,000
NONCURRENT OPERATING LEASE LIABILITIES	799	—
OTHER LONG-TERM LIABILITIES	—	124
Total liabilities	466,806	477,167
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,624,099 and 100,190,126 shares issued, respectively	101	100
Additional paid-in capital	826,629	817,690
Retained earnings (Accumulated deficit)	142,575	(20,435)
Total shareholders’ equity	969,305	797,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,436,111	$1,274,522

See notes to consolidated financial statements. 56

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands, except per share data)

	2019	2018	2017
REVENUE - Service revenue	$2,052,314	$1,704,562	$981,865
COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,470,356	1,270,577	813,823
General and administrative (inclusive of stock‑based compensation)	105,076	53,958	49,215
Depreciation and amortization	145,304	88,138	55,628
Impairment expense	3,405	—	—
Loss on disposal of assets	106,811	59,220	39,086
Total costs and expenses	1,830,952	1,471,893	957,752
OPERATING INCOME	221,362	232,669	24,113
OTHER EXPENSE:
Interest expense	(7,141)	(6,889)	(7,347)
Other expense	(717)	(663)	(1,025)
Total other expense	(7,858)	(7,552)	(8,372)
INCOME BEFORE INCOME TAXES	213,504	225,117	15,741
INCOME TAX EXPENSE	(50,494)	(51,255)	(3,128)
NET INCOME	$163,010	$173,862	$12,613

NET INCOME PER COMMON SHARE:
Basic	$1.62	$2.08	$0.17
Diluted	$1.57	$2.00	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	100,472	83,460	76,371
Diluted	103,750	87,046	79,583

See notes to consolidated financial statements. 57

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In thousands)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid‑In Capital	Shares	Amount	Additional Paid‑In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2017	17,000	$17	$162,494	52,628	$53	$265,355	$(206,910)	$221,009
Stock‑based compensation cost	—	—	—	—	—	9,489	—	9,489
Initial Public Offering, net of costs	—	—	—	13,250	13	170,128	—	170,141
Conversion of preferred stock to common stock at Initial Public Offering	(17,000)	(17)	(162,494)	17,000	17	162,494	—	—
Issuance of equity awards—net	—	—	—	162	—	—	—	—
Net income	—	—	—	—	—	—	12,613	12,613
BALANCE - December 31, 2017	—	$—	$—	83,040	$83	$607,466	$(194,297)	$413,252
Stock‑based compensation cost	—	—	—	—	—	5,482	—	5,482
Issuance of equity awards—net	—	—	—	550	1	246	—	247
Issuance of common stock	—	—	—	16,600	16	204,496	—	204,512
Net income	—	—	—	—	—	—	173,862	173,862
BALANCE - December 31, 2018	—	$—	$—	100,190	$100	$817,690	$(20,435)	$797,355
Stock‑based compensation cost	—	—	—	—	—	7,776	—	7,776
Issuance of equity awards—net	—	—	—	434	1	1,163	—	1,164
Net income	—	—	—	—	—	—	163,010	163,010
BALANCE - December 31, 2019	—	$—	$—	100,624	$101	$826,629	$142,575	$969,305

See notes to consolidated financial statements. 58

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,010	$173,862	$12,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,304	88,138	55,628
Impairment expense	3,405	—	—
Deferred income tax expense	48,758	49,704	3,430
Amortization of deferred revenue rebate	—	615	1,846
Amortization of deferred debt issuance costs	542	403	3,403
Stock‑based compensation	7,776	5,482	9,489
Provision for bad debt expense	949	—	—
Loss on disposal of assets	106,812	59,220	39,086
Gain loss on interest rate swap	—	—	(251)
Changes in operating assets and liabilities:
Accounts receivable	(10,177)	(3,300)	(84,477)
Other current assets	1,351	207	3,304
Inventories	3,917	(168)	(1,472)
Prepaid expenses	(4,386)	(1,418)	(468)
Accounts payable	(25,242)	9,720	64,228
Accrued liabilities	13,088	9,853	2,930
Accrued interest	183	761	(32)
Net cash provided by operating activities	455,290	393,079	109,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(502,894)	(284,197)	(285,891)
Proceeds from sale of assets	7,595	3,593	4,422
Net cash used in investing activities	(495,299)	(280,604)	(281,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	110,000	77,378	60,045
Repayments of borrowings	(50,000)	(80,946)	(166,546)
Payment of finance lease obligation	(272)	—	—
Proceeds from insurance financing	—	5,824	4,125
Repayments of insurance financing	(4,547)	(4,495)	(3,807)
Payment of debt issuance costs	—	(1,732)	(1,653)
Proceeds from exercise of equity awards	1,164	247	—
Proceeds from initial public offering	—	—	185,500
Payment of initial public offering costs	—	—	(15,099)
Net cash provided by (used in) financing activities	56,345	(3,724)	62,565
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,336	108,751	(109,647)
CASH AND CASH EQUIVALENTS — Beginning of year	132,700	23,949	133,596
CASH AND CASH EQUIVALENTS — End of year	$149,036	$132,700	$23,949

See notes to consolidated financial statements. 59

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY
          ProPetro Holding Corp. (“Holding”), a Texas corporation was formed on April 14, 2007, to serve as a holding company for its wholly owned subsidiary ProPetro Services, Inc. (“Services”), a Texas corporation. Services offers hydraulic fracturing, cementing, coiled tubing, drilling and flowback services to oil and gas producers, located primarily in Texas, Oklahoma, New Mexico and Utah. Holding was converted and incorporated to a Delaware Corporation on March 8, 2017.
          Unless otherwise indicated, references in these notes to consolidated financial statements to “ProPetro Holding Corp.,” “the Company,” “we,” “our,” “us” or like terms refer to ProPetro Holding Corp. and Services.
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
          Accordingly, any information related to or dependent upon the share or option counts in the 2019, 2018 and 2017 consolidated financial statements and Note 13 Net Income Per Share, Note 14 Stock‑Based Compensation, Note 19 Quarterly Financial Data (Unaudited) have been updated to reflect the effect of the stock split in March 2017, as applicable.
          On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer Natural Resources USA, Inc.(“Pioneer”) and Pioneer Pumping Services, LLC (the “Pioneer Pressure Pumping Acquisition”). The pressure pumping assets acquired were used to provide integrated well completion services in the Permian Basin to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. The incremental direct cost of $3.4 million incurred to consummate the transaction was capitalized as part of the acquisition cost. The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 HHP, four coiled tubing units and the associated equipment maintenance facility. In connection with the acquisition, we became a long-term service provider to Pioneer under a pressure pumping services agreement (the “Pioneer Services Agreement”), providing pressure pumping and related services for a term of up to 10 years; provided, that Pioneer has the right to terminate the Pioneer Services Agreement, in whole or in part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. Pioneer can increase the number of committed fleets prior to December 31, 2022. Pursuant to the Pioneer Services Agreement, the Company is entitled to receive compensation if Pioneer were to idle committed fleets (“idle fees”); however, we are first required to use all economically reasonable effort to deploy the idled fleets to another customer. At the present, we have eight fleets committed to Pioneer.
Risks and Uncertainties
          As an oilfield services company, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) pandemic has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to the COVID-19 pandemic has resulted in a dramatic decline in the demand for

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY (Continued)

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
          Basis of Presentation — The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
          Use of Estimates — Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, useful lives for depreciation of property and equipment, estimates of fair value of property and equipment, estimates related to fair value of reporting units for purposes of assessing goodwill, estimates related to deferred tax assets and liabilities, including any related valuation allowances, and estimates of fair value of stock‑based compensation and finance and operating leases. Actual results could differ from those estimates.
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
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand and chemicals under high pressure into formations. Hydraulic fracturing contracts with our customer have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output method, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time.
Acidizing, which is part of our hydraulic fracturing operating segment, involves a well-stimulation technique where acid is injected under pressure into formations to form or expand fissures. Acidizing provides downhole solutions, and contracts with customers have one performance obligation, which is satisfied at a point-in-time, upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize acidizing revenue at a point-in-time, upon completion of the performance obligation.
Our cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. Cementing involves well bonding solutions, and contracts with customers have one performance obligation, which is satisfied at a point-in-time, upon completion of the contracted service when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize cementing revenue at a point-in-time, upon completion of the performance obligation.
The transaction price for each performance obligation for all our pressure pumping services are fixed per our contract with customer.
          All Other— All other services consist of our drilling, coiled tubing and flowback, which are downhole well stimulation and completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
          Accounts Receivable — Accounts receivables are stated at the amount billed and billable to customers. Payment is typically due in full, upon completion of the job for all of our services to customers. At December 31, 2019 and 2018 accrued revenue (unbilled receivable) included as part of our accounts receivable was $37.0 million and $18.0 million, respectively. At December 31, 2019, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $47.5 million, which is expected to be completed and recognized in approximately one month following the current period balance sheet date, in our pressure pumping reportable segment. At December 31, 2018 the transaction price allocated to the remaining

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance obligation for our then partially completed hydraulic fracturing operations was $43.9 million, which was recorded as part of our pressure pumping segment revenue for the year ended December 31, 2019.
          At December 31, 2019, 2018 and 2017 the allowance for doubtful accounts was $1.0 million, $0.1 million and $0.4 million, respectively. During the year ended December 31, 2019, additional allowance for doubtful accounts was $0.9 million and there was no write-off of previously recognized allowance. During the year ended December 31, 2018, additional allowance for doubtful accounts was $0.1 million and the write-off of previously recognized allowance was $0.4 million. During the year ended December 31, 2017, additional allowance for doubtful accounts was $0.1 million and the write-off of previously recognized allowance was $0.2 million.
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

          Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is recognized as a gain or loss in the statement of operations. The Company recorded a loss on disposal of assets of $106.8 million, $59.2 million and $39.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
          Impairment of Long‑Lived Assets — In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long‑Lived Assets, the Company reviews its long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
          An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the asset group is less than the carrying amount of such asset group. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Property and equipment impairment loss of $1.2 million and $2.2 million was recorded during the year ended December 31, 2019 relating to our drilling and flow back asset groups, respectively. No impairment was recorded in the years ended December 31, 2018 and 2017. Our drilling and flowback asset groups are included in the “all other” category in our reportable segment disclosure.
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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit exceeds the carrying value, no further testing is performed. If the fair value of the reporting unit is less than the carrying value, we consider goodwill to be impaired, and the amount of impairment loss is estimated and recorded in the statement of operations.
          In 2011, we acquired Technology Stimulation Services, LLC (“TSS”) for $24.4 million. The assets acquired from TSS were recorded as $15.0 million of equipment with the excess of the purchase price over fair value of the assets recorded as goodwill of $9.4 million. The acquisition complemented our existing pressure pumping business. The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets and liabilities assumed were recorded at their fair values as of the acquisition date. Based on our goodwill impairment tests as of December 31, 2019, 2018 and 2017, we concluded that the goodwill related to TSS acquisition was not impaired. The goodwill related to the TSS acquisition of $9.4 million is recorded in our pressure pumping reportable segment.
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
          We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would not be able to fully realize our deferred tax assets in the future, we would record a valuation allowance.
          Advertising Expense — All advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising expense was $1.2 million, $1.3 million and $0.8 million, respectively.
          Deferred Loan Costs — The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, and accounting fees. These costs are being amortized over the term of the related loan using the straight‑line method. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are expensed in the period in which such an event occurs. Deferred loan costs are classified as a reduction of long‑term debt or in certain instances as an asset in the consolidated balance sheet. Amortization of deferred loan costs is recorded as interest expense in the statement of operations, and during the years ended December 31, 2019, 2018 and 2017, the amount of expense recorded was $0.5 million, $0.4 million and $3.4 million, respectively.
          Stock-Based Compensation — The Company recognizes the cost of stock‑based awards on a straight‑line basis over the requisite service period of the award, which is usually the vesting period under the fair value method. Total compensation cost is measured on the grant date using fair value estimates.
          Insurance Financing — The Company annually renews its commercial insurance policies and records a prepaid insurance asset and amortizes it monthly over the coverage period. The Company may choose to finance a portion of the premiums and will make repayments monthly over the financing period in equal installments.
          Concentration of Credit Risk — The Company’s assets that are potentially subject to concentrations of credit risk are cash and cash equivalents and trade accounts receivable. Cash balances are maintained in financial

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

institutions, which at times exceed federally insured limits. The Company monitors the financial condition of the financial institutions in which accounts are maintained and has not experienced any losses in such accounts. The receivables of the Company are spread over a number of customers, a majority of which are credible operators and suppliers to the oil and natural gas industries. The Company performs ongoing evaluations as to the financial condition of its customers with respect to trade receivables.
Recently Issued Accounting Standards Adopted in 2019
          In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases. This new lease standard introduces a lessee model that brings most leases on the balance sheet. This new standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as Right of Use ("ROU") Assets and Lease Liabilities. Leases will be classified as either finance or operating, which will impact the pattern of expense recognition on the income statement. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted the new leases standard using the modified retrospective transition method and electing to account for comparative periods under legacy GAAP. We also elected other practical expedients provided by the new leases standard, the short-term lease recognition practical expedient in which leases with an initial term of 12 months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for our real estate class of leased assets. See Note 17 for additional disclosures relating to our adoption of ASU 2016-02.
Recently Issued Accounting Standards Not Yet Adopted in 2019
          In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach. The adoption of this guidance did not materially affect our consolidated financial statements. While there was no material impact to the consolidated financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the first quarter of 2020, the Company recorded a provision for credit losses of $4.3 million.
          In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, although the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance did not materially affect our consolidated financial statement.
          In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and determined the adoption of this standard did not impact the Company’s consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

          In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s consolidated financial statements.
3. SUPPLEMENTAL CASH FLOWS INFORMATION

($ in thousands)
	Year Ended December 31,
	2019	2018	2017

Supplemental cash flows disclosures
Interest paid	$6,433	$5,068	$3,966
Income taxes paid	$1,018	$—	$—
Supplemental disclosure of non‑cash investing and financing activities
Capital expenditures included in accounts payable and accrued liabilities	$31,226	$137,647	$33,850
Conversion of preferred stock to common stock at Initial Public Offering	$—	$—	$162,511
Non-cash purchases of property and equipment	$—	$204,512	$—

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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENTS (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities and long-term debt. The estimated fair value of our financial instruments — cash and cash equivalent, accounts receivable and accounts payable and accrued liabilities at December 31, 2019 and 2018 approximated or equaled their carrying value as reflected in our consolidated balance sheets because of their short‑term nature. During the year ended December 31, 2019 and 2018, we did not have a derivative financial instrument. Prior to 2018, we used a derivative financial instrument, an interest rate swap, to manage interest rate risk. Our policies do not permit the use of derivative financial instruments for speculative purposes. We did not designate the interest rate swap as a hedge for accounting purposes. We record all derivatives as of the end of our reporting period in our consolidated balance sheet at fair value, which is based on quoted market prices, which represents a level 1 in the fair value measurement hierarchy.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018, respectively, are set forth below ($ in thousands):

		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
2019:
Property and equipment, net	$2,000	$—	$2,000	$—	$(3,405)
2018:
Property and equipment, net	$—	$—	$—	$—	$—

          In 2019, the depressed cash flows and continued decline in utilization of our drilling and flow back asset groups were indicative of potential impairment, resulting in the Company comparing the carrying value of the asset group with its estimated fair value. We determined that the carrying value of the asset groups was greater than its estimated fair value and accordingly, an impairment was recorded. Impairment loss related to our property and equipment of $1.2 million and $2.2 million was recorded at December 31, 2019 relating to our drilling and flow back asset groups, respectively. No impairment was recorded during the years ended December 31, 2018 and 2017. Prior to the impairment write-down during the year ended December 31, 2019, the drilling assets net carrying value was $3.2 million and our flow back assets net carrying value was $2.2 million. See Note 7, “Impairment of Long‑Lived Assets”.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies’ market multiples in estimating

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENTS (Continued)

the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment is recorded in that period. There were no additions to, or disposal of, goodwill during the years ended December 31, 2019, 2018 and 2017. Based on our annual goodwill impairment test, no impairment of goodwill was recorded for the years ended December 31, 2019, 2018 and 2017.
5. INTANGIBLE ASSETS
          Intangible assets are composed of internally developed software. Intangible assets are amortized on a straight‑line basis with a useful life of five years. Amortization expense included in net income for the years ended December 31, 2019, 2018 and 2017 was $0, $0.3 million and $0.3 million, respectively. The Company’s intangible assets subject to amortization are as follows:

($ in thousands)
	December 31,
	2019	2018
Internally developed software	$1,440	$1,440
Less accumulated amortization	1,440	1,427
Intangible assets — net	$—	$13

6. PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following:

($ in thousands)
	December 31,
	2019	2018
Land	$10,772	$7,669
Buildings	24,375	23,840
Equipment and vehicles	1,333,705	1,105,380
Leasehold improvements	8,030	5,559
Subtotal	1,376,882	1,142,448
Less accumulated depreciation	(329,347)	(229,602)
Property and equipment — net	$1,047,535	$912,846

          During the years ended December 31, 2019 and 2018 and 2017, our depreciation expense was $145.3 million, $87.9 million and $55.3 million respectively.
7. IMPAIRMENT OF LONG‑LIVED ASSETS
          Whenever events or circumstances indicate that the carrying value of long‑lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment is recorded in the period. Asset recoverability is estimated using undiscounted future net cash flows at the lowest identifiable level, excluding interest expense and nonrecurring other income and expense adjustments. During the year, the Company determined the lowest level of identifiable cash flows to be at the asset group level, which consists of hydraulic fracturing, cementing, coiled tubing, flowback and drilling.
          The shift to horizontal drilling rigs in the Permian Basin led to the deterioration in utilization of our vertical drilling rigs, and we expected undiscounted future cash flows to be lower than the carrying value of the drilling assets. In addition,

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

the pricing pressure on our flowback services led to a deterioration in the utilization of our flowback assets, resulting in our expected undiscounted future cash flows to be lower than the carrying value. Given that the carrying value of the drilling and flowback assets may not be recoverable, the Company estimated the fair value of each asset group and compared it to its carrying value. Potential impairment exists if the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset group. The impairment is determined by comparing the estimated fair value with the carrying value of the related asset, and any excess amount by which the carrying value exceeds the fair value is recorded as an impairment in that period. At December 31, 2019, the estimated fair value of the drilling and flowback asset groups was $2.0 million and $0, respectively. Our fair value estimate for our drilling assets was determined using a market transaction, which represents a level 2 in the fair value measurement hierarchy, while our fair value estimate for our flowback approach was determined using unobservable inputs, which represents a level 3 in the fair value measurement hierarchy. Our fair value estimates required us to use significant other observable inputs including assumptions related to replacement cost, auction value, among others. Accordingly, an impairment expense of $1.2 million and $2.2 million was recorded during the year ended December 31, 2019 for our drilling and flowback asset groups, respectively, because the carrying value of the drilling asset group of $3.2 million and the flowback asset group of $2.2 million was greater than their estimated fair value.
8. DEFERRED REVENUE REBATE
          In November 2011, the Company acquired certain oilfield fracturing equipment from a customer and agreed to provide future fracturing services to the customer for a period of 78 months in exchange for a 12% $25.0 million note payable to the customer. The Company recorded the fracturing equipment at its estimated fair value of approximately $13.0 million and assigned the remaining value of approximately $12.0 million to a deferred revenue rebate account to be amortized over the customer’s 78‑month service period. In March 2013, the Company repaid the note payable to the customer. The deferred revenue rebate was fully amortized as of December 31, 2018. Accordingly, for the years ended December 31, 2018 and 2017 the Company recorded $0.6 million and $1.8 million, respectively, of amortization rebate as a reduction of revenue.
9. LONG‑TERM DEBT
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base, as determined monthly, of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of December 31, 2019 was approximately $181.2 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the year ended December 31, 2019 was 4.4%.
          In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LONG‑TERM DEBT (Continued)

          Total debt consisted of the following:

($ in thousands)
	December 31,
	2019	2018
ABL Credit Facility	$130,000	$70,000
Total debt	130,000	70,000
Less current portion of long-term debt	—	—
Total long-term debt	$130,000	$70,000

          The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet. The fair value of the ABL Credit Facility approximates its carrying value.
          Annual Maturities — Scheduled annual maturities of total debt are as follows at December 31, 2019:

($ in thousands)
2020	$—
2021	—
2022	—
2023	130,000
2024 and thereafter	—
Total	$130,000

10. ACCRUED AND OTHER CURRENT LIABILITIES
          Accrued and other current liabilities consisted of the following:

($ in thousands)
	December 31,
	2019	2018
Accrued capital expenditure	$—	$109,832
Accrued insurance	1,231	3,905
Accrued payroll and related expenses	16,809	15,854
Accrued taxes and others	18,303	8,498
Total	$36,343	$138,089

11. EMPLOYEE BENEFIT PLAN
          The Company has a 401(k) plan, modified effective January 1, 2019, whereby all employees with sixty days of service may contribute up to $19,000 to the plan annually. The employees vest in the Company contributions to the 401(k) plan 25% per year, beginning in the employee’s first year of service, with full vesting occurring after four years of service. The employees are fully vested in their contributions when made. The Company matches 100% of the employee contributions up to 6% of gross salary, up to the annual limit. During the years ended December 31, 2019, 2018 and 2017, the recorded expense under the plan was $3.0 million, $0.3 million and $0.2 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REPORTABLE SEGMENT INFORMATION
          The Company has five operating segments for which discrete financial information is readily available: hydraulic fracturing, cementing, coiled tubing, flowback, and drilling. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          On August 31, 2018, we divested our surface air drilling operations, included in our "all other" category, in order to continue to focus and position ourselves as a Permian Basin-focused pressure pumping business because we believe the pressure pumping market in the Permian Basin offers more supportive long-term growth fundamentals. The divestiture of our surface air drilling operations did not qualify for presentation and disclosure as discontinued operations, and accordingly, during the year ended December 31, 2018, we have recorded the resulting loss on disposal of our surface air drilling of $0.3 million as part of our loss on disposal of asset in our consolidated statement of operations. The divestiture of our surface air drilling operations resulted in a reduction in the number of our current operating segments to five. The change in the number of our operating segments did not impact our reportable segment information reported for the years presented.
          In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our stock-based compensation expense, income tax expense and interest expense) are included in the ‘‘all other’’ category in the tables below. Total corporate administrative expense for the years ended December 31, 2019, 2018 and 2017 was $113.0 million, $83.9 million and $35.8 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 95.6%, 95.4% and 95.3% of our pressure pumping revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization (EBITDA), plus (i) loss/(gain) on disposal of assets, (ii) loss/(gain) on extinguishment of debt, (iii) stock-based compensation, and (iv) other unusual or non‑recurring (income)/expenses, such as impairment charges, severance, costs related to our IPO and costs related to asset acquisitions or one-time professional fees.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REPORTABLE SEGMENT INFORMATION (Continued)

          A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2019
Service revenue	$2,001,627	$50,687	$2,052,314
Adjusted EBITDA	$533,760	$(14,691)	$519,069
Depreciation and amortization	$139,348	$5,956	$145,304
Impairment expense	$—	$3,405	$3,405
Capital expenditures	$387,119	$13,552	$400,671
Goodwill	$9,425	$—	$9,425
Total assets	$1,381,811	$54,300	$1,436,111

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2018
Service revenue	$1,658,403	$46,159	$1,704,562
Adjusted EBITDA	$398,396	$(9,873)	$388,523
Depreciation and amortization	$83,404	$4,734	$88,138
Capital expenditures	$577,171	$15,431	$592,602
Goodwill	$9,425	$—	$9,425
Total assets	$1,230,830	$43,692	$1,274,522

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2017
Service revenue	$945,040	$36,825	$981,865
Adjusted EBITDA	$145,122	$(7,679)	$137,443
Depreciation and amortization	$51,155	$4,473	$55,628
Capital expenditures	$300,406	$4,893	$305,299
Goodwill	$9,425	$—	$9,425
Total assets	$688,279	$30,753	$719,032

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REPORTABLE SEGMENT INFORMATION (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended December 31, 2019
Net income (loss)	$281,090	$(118,080)	$163,010
Depreciation and amortization	139,348	5,956	145,304
Interest expense	51	7,090	7,141
Income tax expense	—	50,494	50,494
Loss on disposal of assets	106,178	633	106,811
Impairment expense	—	3,405	3,405
Stock‑based compensation	—	7,776	7,776
Other expense	—	717	717
Other general and administrative expense (1)	—	25,208	25,208
Deferred IPO bonus, retention bonus and severance expense	7,093	2,110	9,203
Adjusted EBITDA	$533,760	$(14,691)	$519,069

	Pressure Pumping	All Other	Total
Year ended December 31, 2018
Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss (gain) on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523

	Pressure Pumping	All Other	Total
Year ended December 31, 2017

Net income (loss)	$50,417	$(37,804)	$12,613
Depreciation and amortization	51,155	4,473	55,628
Interest expense	—	7,347	7,347
Income tax expense	—	3,128	3,128
Loss on disposal of assets	38,059	1,027	39,086
Stock‑based compensation	—	9,489	9,489
Other expense	—	1,025	1,025
Other general and administrative expense (1)	—	722	722
Deferred IPO bonus	5,491	2,914	8,405
Adjusted EBITDA	$145,122	$(7,679)	$137,443

(1)
Other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Company’s expanded audit committee review and advisory services in 2019, and legal settlements in 2018 and 2017.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REPORTABLE SEGMENT INFORMATION (Continued)

Major Customers
          The Company had revenue from the following significant customers that accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,
	2019	2018	2017
Customer A	25.5%	24.1%	15.0%
Customer B	20.9%	16.5%	13.8%
Customer C	13.2%	12.2%	12.7%
Customer D	9.2%	8.9%	12.6%
Customer E	8.2%	7.1%	11.8%

           The above significant customers’ revenue that relates to pressure pumping is below:

	Year Ended December 31,
	2019	2018	2017
Customer A	99.7%	97.4%	99.9%
Customer B	95.4%	98.3%	99.2%
Customer C	99.9%	100.0%	99.9%
Customer D	100.0%	100.0%	99.8%
Customer E	100.0%	100.0%	95.5%

13. NET INCOME PER SHARE
          Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted-average number of shares outstanding during the year. Diluted net income per common share uses the same net income divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance stock units and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.

(In thousands, except for per share data)
	Year Ended December 31,
	2019	2018	2017
Numerator (both basic and diluted)
Net income relevant to common stockholders	$163,010	$173,862	$12,613

Denominator
Denominator for basic net income per share	100,472	83,460	76,371
Dilutive effect of stock options	2,929	3,129	2,903
Dilutive effect of performance stock units	169	277	59
Dilutive effect of restricted stock units	179	180	250
Denominator for diluted net income per share	103,750	87,046	79,583

Basic net income per common share	$1.62	$2.08	$0.17
Diluted net income per common share	$1.57	$2.00	$0.16

          There were no anti-dilutive stock options, performance stock units and restricted stock units during the years ended December 31, 2019, 2018 and 2017.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK‑BASED COMPENSATION
2017 Incentive Award Plan
          In March 2017, our shareholders approved the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan") pursuant to which our Board of Directors may grant stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), or other stock-based awards to consultants, directors, executives and employees. The Incentive Plan authorizes up to 5,800,000 shares of common stock to be issued under awards granted pursuant to the plan.

Stock Options
          On June 14, 2013, we granted 2,799,408 stock option awards to certain key employees, officers and directors pursuant to the Stock Option Plan that vested and became exercisable based upon the achievement of a service requirement. The options vested in 25% increments for each year of continuous service and an option became fully vested upon the optionee’s completion of the fourth year of service. The contractual term for the options awarded is 10 years. The fair value of each option award granted was estimated on the date of grant using the Black-Scholes option-pricing model.
          On July 19, 2016, we granted 1,274,549 stock option awards to certain key employees, officers and directors pursuant to the Stock Option Plan which vested in five substantially equal semi-annual installments commencing in December 2016, subject to a continuing services requirement. The contractual term for the options awarded is 10 years. We fully accelerated vesting of the options in connection with our IPO. The fair value of each option award granted was estimated on the date of grant using the Black-Scholes option-pricing model.

          On March 16, 2017, we granted 793,738 stock option awards to certain key employees, officers and directors pursuant to the Incentive Plan which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the years ended December 31, 2019 and 2018. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2017 was $3.35.

          As of December 31, 2019, the aggregate intrinsic value for our outstanding stock options was $28.6 million, and the aggregate intrinsic value for our exercisable stock options was $28.6 million. The aggregate intrinsic value for the exercised stock options during the year ended December 31, 2019 was $2.9 million. The remaining contractual term for the outstanding and exercisable stock options as of December 31, 2019, was 4.9 years and 4.7 years, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $0.5 million, $0.6 million and $2.9 million, respectively, in compensation expense related to stock options.

          A summary of the stock option activity during the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	4,557,186	$5.14
Granted	—	$—
Exercised	(212,242)	$5.49
Forfeited	(24,847)	$14.00
Expired	(20,009)	$14.00
Outstanding at December 31, 2019	4,300,088	$5.03
Exercisable at December 31, 2019	3,953,122	$4.25

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK‑BASED COMPENSATION (Continued)

Restricted Stock Units
          In 2019, we granted 424,624 RSUs to key employees, officers and directors pursuant to the Incentive Plan, which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs was based on the closing share price of our common stock on the date of grant. For the years ended December 31, 2019, 2018 and 2017, the Company recognized stock compensation expense for RSUs of approximately $3.5 million, $2.9 million and $6.2 million, respectively. As of December 31, 2019, the total unrecognized compensation expense for all RSUs was approximately $6.4 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.

          The following table summarizes the RSUs activity during the year December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	473,505	$16.52
Granted	424,624	$19.81
Vested	(217,474)	$15.93
Forfeited	(67,438)	$18.86
Canceled	—	$—
Outstanding at December 31, 2019	613,217	$18.75

Performance Stock Units
          In 2019, we granted PSUs to certain key employees and officers under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from zero up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return (“TSR”) relative to a designated peer group from January 1, 2019 through December 31, 2021. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs was determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued. For the years ended December 31, 2019, 2018 and 2017 the Company recognized stock compensation expense for the PSUs of approximately $3.8 million, $2.0 million and $0.4 million, respectively.

          The following table summarizes the PSUs activity during the year ended December 31, 2019:

Period Granted	Target Shares Outstanding at January 1, 2019	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at December 31, 2019	Weighted Average Grant Date Fair Value per Share

2017	169,635	—	—	(18,143)	151,492	$10.73
2018	178,975	—	(2,960)	(19,439)	156,576	$27.51
2019	—	238,376	(1,297)	(22,526)	214,553	$30.94
Total	348,610	238,376	(4,257)	(60,108)	522,621	$24.05

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK‑BASED COMPENSATION (Continued)

          The total stock compensation expense for the years ended December 31, 2019, 2018 and 2017 for all stock awards was approximately $7.8 million, $5.5 million and $9.5 million, respectively. The total unrecognized compensation expense for all stock awards as of December 31, 2019 is approximately $13.5 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.
15. INCOME TAXES
The components of the provision for income taxes are as follows:

($ in thousands)
	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$—	$—	$(376)
Deferred	47,090	48,738	3,634
	47,090	48,738	3,258
State:
Current	1,736	1,551	74
Deferred	1,668	966	(204)
	3,404	2,517	(130)
Total income tax expense	$50,494	$51,255	$3,128

Reconciliation between the amounts determined by applying the federal statutory rate of 21% for years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to income tax expense is as follows:

($ in thousands)
	Year Ended December 31,
	2019	2018	2017
Taxes at federal statutory rate	$44,836	$47,275	$5,510
State taxes, net of federal benefit	2,504	1,874	176
Non-deductible expenses	3,683	2,423	1,582
Stock-based compensation	(717)	(426)	(655)
Valuation allowance	—	(1,151)	273
Effect of change in enacted tax rate	—	—	(3,448)
Other	188	1,260	(310)
Total income tax expense	$50,494	$51,255	$3,128

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES (Continued)

Deferred tax assets and liabilities are recognized for estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The significant items giving rise to deferred tax assets (liabilities) are as follows:

($ in thousands)
	December 31,
	2019	2018
Deferred Income Tax Assets
Accrued liabilities	$633	$769
Allowance for doubtful accounts	224	21
Lease liabilities	605	—
Goodwill and other intangible assets	2,724	4,010
Stock‑based compensation	3,438	2,632
Net operating losses	66,311	111,580
Other	55	63
Total deferred tax assets	73,990	119,075
Valuation allowance	—	—
Total deferred tax assets — net	$73,990	$119,075
Deferred Income Tax Liabilities
Property and equipment	$(176,404)	$(172,164)
Prepaid expenses	(627)	(1,194)
Total deferred tax liabilities	$(177,031)	$(173,358)
Net deferred tax liabilities	$(103,041)	$(54,283)

          At December 31, 2019, the Company had approximately $304.7 million of federal net operating loss carryforwards some of which will begin to expire in 2035. After January 1, 2018, federal net operating loss carryforwards can be carried forward indefinitely. Approximately $229.5 million of our federal net operating loss carryfoward relates to pre-2018 periods which are not subject to an annual 80% limitation of taxable income. Our state net operating losses is approximately $50.4 million and will begin to expire in 2024. Utilization of net operating loss carryforwards may be limited due to past or future ownership changes. As of December 31, 2019, we determined that no valuation allowance was necessary against our deferred tax assets.
          The Company’s U.S. federal income tax returns for the year ended December 31, 2016 and through the most recent filing remain open to examination by the Internal Revenue Service under the applicable U.S. federal statute of limitations provisions. The various states in which the Company is subject to income tax are generally open to examination for the tax years ended December 31, 2015 and through the most recent filing.

          On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) eliminating the corporate alternative minimum tax (“AMT’’) and changing how existing AMT credits can be realized, (3) creating a new limitation on deductible interest expense, (4) changes to bonus depreciation, and (5) changing rules related to use and limitations of net operating loss carryforwards for tax years beginning after December 31, 2017. We have completed our analysis of the Tax Act. The only material items that impacted the Company’s consolidated financial statements in 2017 was the corporate rate reduction. While the corporate rate reduction was effective January 1, 2018, we accounted for the effect of the rate change during the year ended December 31, 2017, the year of enactment. Consequently, we recorded a $3.4 million decrease to the net deferred tax liability.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES (Continued)

          We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2019, 2018 and 2017, no uncertain tax positions were recorded. The Company will continue to evaluate its tax positions in accordance with ASC 740 and will recognize any future effect as a charge to income in the applicable period.
          Income tax penalties and interest assessments recognized under ASC 740 are accrued as a tax expense in the period that the Company’s taxes are in an uncertain tax position. Any accrued tax penalties or interest assessments will remain until the uncertain tax position is resolved with the taxing authorities or until the applicable statute of limitations has expired.
16. RELATED‑PARTY TRANSACTIONS
Corporate Office Building
          The Company rents its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest. The rent expense on our corporate office building is approximately $0.1 million per year. During the years ended December 31, 2019 and 2018, the Company incurred costs of approximately $1.6 million and $0.9 million, respectively, for improvements made to our corporate office building that we rent. In April 2020, the Company acquired the corporate office building and associated real property for approximately$1.5 million.
Operations and Maintenance Yards
          The Company also rents five yards from an entity, which certain former executive officers, an executive officer and a director of the Company have equity interests and total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased a yard from another entity, which a certain executive officer of the Company has an equity interest, and with annual lease expense of $0.1 million.
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
Transportation and Equipment Rental
          For the years ended December 31, 2019, 2018 and 2017, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company had an equity interest, of approximately $0.2 million, $0.4 million and $0.3 million, respectively. During the years ended December 31, 2018 and 2017, the partner in the entity with the former executive officer reimbursed the Company approximately $0.05 million and $0.1 million, respectively, for the use of the Company’s personnel to operate the transportation equipment.
          The Company also rented equipment in Elk City, Oklahoma for our flowback operations from an entity, which a former executive officer of the Company has an equity interest. For the years ended December 31, 2019, 2018 and 2017, the Company incurred and paid $0.2 million, $0.2 million and $0.2 million, respectively. This rental arrangement was terminated in January 2020.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RELATED-PARTY TRANSACTIONS (Continued)

          At December 31, 2019 and 2018, the Company had $0 and $0.01 million in payables to the above related parties, respectively. There were no receivables at December 31, 2019 and 2018 from the above related party transactions.
PT Petroleum, LLC
          Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2018 we identified the following related party transaction. For the years ended December 31, 2018 and 2017, the Company provided services to PT Petroleum, LLC, an entity in which a director was an officer, of approximately $16.7 million and $39.0 million, respectively.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property in connection with the Pioneer Pressure Pumping Acquisition. The acquisition cost of the assets was comprised of approximately $110.0 million of cash and 16.6 million shares of our common stock. In connection with the consummation of the Pioneer Pressure Pumping Acquisition and effective January 1, 2019, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. Revenue from services provided to Pioneer accounted for approximately $524.2 million, $76.0 million and $36.0 million of our total revenue during the years ended December 31, 2019, 2018 and 2017, respectively. During 2019, the Company reimbursed Pioneer approximately $4.2 million for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company and also Pioneer reimbursed the Company approximately $2.5 million for severance payments made on their behalf, in connection with the Pioneer Pressure Pumping Acquisition. As of December 31, 2019, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to $61.7 million and the amount due to Pioneer was $0.
17. LEASES
          On January 1, 2019, we implemented ASC 842, using the modified retrospective transition method and elected not to restate prior years. Accordingly, the effects of adopting ASC 842 were adjusted in the beginning of 2019 while prior periods are accounted for under the legacy GAAP, ASC 840. There was no cumulative effect adjustment on beginning retained earnings. We also elected other practical expedients provided by the new lease standard, the short-term lease recognition practical expedient in which leases with a term of twelve months or less will not be recognized on the balance sheet and the practical expedient to not separate lease and non-lease components for real estate class of assets. Our discount rate was based on our estimated incremental borrowing rate on a collateralized basis with similar terms and economic considerations as our lease payments at the lease commencement. Below is a description of our operating and finance leases.
Operating Leases
Description of Lease
          In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a director of the Company has a noncontrolling equity ownership interest. For the years ended December 31, 2019, 2018 and 2017, the Company made lease payments of approximately $0.4 million, $0.3 million and $0.3 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LEASES (Continued)

because we concluded that the accounting effect was insignificant. As of December 31, 2019, the weighted average discount rate and remaining lease term was 6.7% and 3.3 years, respectively.
          In January 2019, we entered into a four-year real estate lease contract with Pioneer, a related party, (the "Crew Camp Lease") with a commencement date of January 1, 2019 for purposes of providing housing to Company personnel. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Crew Camp Lease does not contain variability in payments resulting from either an index change or rate change. The lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was four-years. We determined the Crew Camp Lease to be an operating lease. However, effective July 1, 2019, the Crew Camp Lease was terminated in connection with our disposal of our camp assets located at the leased real estate for $5.0 million. In connection with the Crew Camp Lease termination, we derecognized the right-of-use asset and lease liability of $0.5 million and $0.5 million, respectively. The total operating lease cost recorded during the year ended December 31, 2019, in connection with the Crew Camp Lease was $0.1 million. Effective July 1, 2019, we disposed of our camp assets and entered into a twelve month lease (the "Lodging Lease"), which we determined to be a short-term lease, to rent a certain number of rooms daily, including related services, for a fixed rate and accordingly, we recorded a gain on sale in our statement of operations during the year ended December 31, 2019 of approximately $4.2 million.
          As of December 31, 2019, our total operating lease right-of-use asset cost was $1.2 million, and accumulated amortization was $0.3 million. For the year ended December 31, 2019, we recorded operating lease cost of $0.4 million in our statement of operations. During the years ended December 31, 2018 and 2017, our operating lease expense, under legacy GAAP, ASC 840, was $1.7 million and $1.4 million, respectively.
Finance Leases
Description of Ground Lease
        In 2018, we entered into a ten-year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease does not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease does not contain variability in payments resulting from either an index change or rate change. The remaining lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was 1.2 years, assuming we will exercise our option to purchase the land shortly after the option becomes exercisable.
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Ground Lease to be a finance lease. Our assumptions resulted from the existence of the right to control the use of the land for a period of time and the option to purchase the land, which we are reasonably certain of exercising shortly after 1.0 year from the commencement date. As of December 31, 2019, the weighted average discount rate and remaining lease term was 4.3% and 0.2 years, respectively.
          As of December 31, 2019, our net finance lease right-of-use asset included as part of property and equipment in our consolidated balance sheet consists of a cost of $3.1 million and accumulated amortization of $0. The interest on our finance lease for the year ended December 31, 2019 was $0.1 million. No amortization was recorded in the period for our finance lease right-of-use asset because it is comprised of land. In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LEASES (Continued)

          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating and finance leases as of December 31, 2019 are as follows:

	Leases
($ in thousands)	Operating	Finance
2020	$366	$2,833
2021	377	—
2022	389	—
2023	98	—
2024	—	—
Total undiscounted future lease payments	1,230	2,833
Amount representing interest	(129)	(2)
Present value of future lease payments (lease obligation)	$1,101	$2,831

          The total cash paid in connection with our operating and finance lease liabilities during the year ended December 31, 2019 was $0.4 million and $0.4 million, respectively. The non-cash lease obligation we recorded effective January 1, 2019, upon adopting the new lease standard, ASC 842, was $2.0 million and $3.1 million for operating and finance leases, respectively. The non-cash changes to our lease liabilities during the year ended December 31, 2019, relate to the derecognition of the lease liability of $0.5 million, in connection with the Crew Camp Lease termination on July 1, 2019.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the year ended December 31, 2019, our short-term asset lease and Lodging Lease expense was approximately $1.3 million and $2.4 million, respectively. At December 31, 2019, the total remaining commitments and other obligations for all of our short-term lease and lodging arrangements was $6.9 million.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES
Commitments
          As of December 31, 2018, our required remaining lease payments under legacy GAAP, ASC 840, for each fiscal year are as follows. See Note 17 for additional lease disclosures under the new lease standard, ASC 842.

($ in thousands)
2019	$892
2020	721
2021	721
2022	721
2023 and thereafter	2,258
Total	$5,313

          As of December 31, 2019, the Company has an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 of DuraStim® hydraulic horsepower (“HHP”), with the purchase option expiring at different times through April 30, 2021. The option fee of $6.1 million, which we have classified as a deposit for property and equipment, will be applied equally towards the purchase price of each additional DuraStim® fleet ordered. As of December 31, 2019, the total outstanding remaining contractual obligations under the purchase agreement for the original DuraStim® fleets and related ancillary equipment was $1.7 million.

          As of December 31, 2019, other contracted capital commitments entered into as part of normal course of business for supply of certain equipment, including improvement to our corporate office building, was $2.7 million.

          The Company enters into purchase agreements with its sand suppliers (the “Sand suppliers”) to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the years ended December 31, 2019, 2018 and 2017, no shortfall fees have been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer has a 44% noncontrolling equity interest in the LandCo. The total sand purchased from SandCo during the year ended December 31, 2019 and 2018 was approximately $44.3 million and $10.3 million, respectively, and the estimated indirect benefit to the former executive officer of the Company was approximately $1.5 million and $0.4 million, respectively.

          As of December 31, 2019 and 2018, the Company had issued letters of credit of $1.5 million and $1.8 million, respectively, under the Company's ABL Credit Facility relating to the Company's casualty insurance policy.
          During the year ended December 31, 2019, we recorded severance expense of approximately $2.0 million relating to the resignation of two former executive officers, which was included as part of our general and

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES (Continued)

administrative expense in our statement of operations and the outstanding balance included in accrued liabilities and other current liabilities in our consolidated balance sheet at December 31, 2019.
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
          In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company and requesting that the Company provide certain information and documents, including documents related to the Company’s expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC’s investigation.
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of December 31, 2019, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES (Continued)

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

Regulatory Audits
          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of December 31, 2019, the audit is still at an early stage and the final outcome cannot be reasonably estimated.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following table sets forth our unaudited quarterly results for each of the last four quarters for the years ended December 31, 2019 and 2018. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

(In thousands, except for per share data)
	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue - Service revenue	$546,179	$529,494	$541,847	$434,794
Gross profit	$164,656	$143,276	$144,925	$129,101
Net income	$69,805	$36,133	$34,397	$22,675
Net income per common share:
Basic	$0.70	$0.36	$0.34	$0.23
Diluted	$0.67	$0.35	$0.33	$0.22
Weighted average common shares outstanding:
Basic	100,232	100,425	100,606	100,618
Diluted	104,123	104,379	103,652	103,055

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue - Service revenue	$385,219	$459,888	$434,041	$425,414
Gross profit	$87,097	$108,000	$113,895	$124,993
Net income	$36,708	$39,091	$46,285	$51,778
Net income per common share:
Basic	$0.44	$0.47	$0.55	$0.62
Diluted	$0.42	$0.45	$0.53	$0.59
Weighted average common shares outstanding:
Basic	83,081	83,447	83,544	83,758
Diluted	86,848	86,878	86,878	87,218

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS

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

          If the depressed oil prices and the current economic conditions continue for a longer period of time, actual results may differ from estimates and future assumptions may change resulting in additional impairment charges in the future.

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
Evaluation of Disclosure Controls and Procedures
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019 and 2018, and March 31, June 30, and September 30, 2019. Previously, based on their prior evaluation, our former Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 and March 31, 2019. As a result of the material weaknesses in our internal control over financial reporting described below, our current Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and 2018, and March 31, June 30, and September 30, 2019. Notwithstanding the conclusion by our Principal Executive Officer and Principal Financial Officer that our disclosure controls and procedures as of December 31, 2019 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our consolidated financial statements included in each of (i) this Annual Report on Form 10-K, (ii) the 2018 Annual Report, (iii) the 2019 First Quarter 10-Q (iv) the Quarterly Report on Form 10-Q for the three months ended June 30, 2019 and (v) the Quarterly Report on Form 10-Q for the three months ended September 30, 2019, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019 and 2018 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO. Previously, based upon that evaluation by our former Principal Executive Officer and Principal Financial

Officer, we determined that our internal control over financial reporting was effective as of December 31, 2018. However, as discussed above and in light of the results of the Expanded Audit Committee Review, based upon the evaluation under these criteria and upon the existence of the material weaknesses described below, management, with the participation of our current Principal Executive Officer and Principal Financial Officer, determined that we did not maintain effective internal control over financial reporting as of December 31, 2019 and 2018. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of March 31, June 30, and September 30, 2019.
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
         Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2019, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on pages 53 and 54.
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
Changes in Internal Control over Financial Reporting
         Except as described above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
          Below are the current directors of the Board, executive officers and certain other key officers, and certain information concerning those individuals follows the table:

Name	Age	Position with ProPetro Holding Corp.	Director Since	Executive Officer Since
Phillip A. Gobe (1)	67	Chief Executive Officer and Chairman of the Board	2019	2019
Darin G. Holderness	56	Chief Financial Officer		2019
David Sledge	63	Chief Operating Officer		2011
Newton W. “Trey” Wilson III	69	General Counsel and Corporate Secretary		2019
Elo Omavuezi	38	Chief Accounting Officer		2019
Samuel D. Sledge (2)	33	Chief Strategy and Administrative Officer		2020
Adam Muñoz (2)	38	Senior Vice President of Operations		2020
Spencer D. Armour III (3)	66	Director	2013
Mark S. Berg	62	Director	2019
Anthony Best (4)(5)(7)(8)	70	Director	2018
Pryor Blackwell (5)(6)(9)	59	Director	2017
Michele V. Choka (5)(6)	60	Director	2020
Alan E. Douglas (4)(6)	61	Director	2017
Jack B. Moore (4)(5)(6)(10)	66	Director	2017

(1)
Mr. Gobe was appointed to the Board as a director and Chairman of the Board on July 11, 2019 and was subsequently appointed to the role of Executive Chairman and principal executive officer on October 3, 2019. On March 13, 2020, Mr. Gobe assumed role of Chief Executive Officer and Chairman of the Board.

(2)	On March 13, 2020, Mr. S. Sledge and Mr. Muñoz were promoted to the positions of Chief Strategy and Administrative Officer and Senior Vice President of Operations, respectively.

(3)	Mr. Armour resigned as Chairman of the Board effective July 11, 2019, but remains a member of the Board.

(4)	Member of the Audit Committee.

(5)	Member of the Compensation Committee.

(6)	Member of the Nominating and Corporate Governance Committee.

(7)	Lead Independent Director of the Board, effective October 3, 2019.

(8)	Chairman of the Audit Committee.

(9)	Chairman of the Compensation Committee.

(10)	Chairman of the Nominating and Corporate Governance Committee.
Phillip A. Gobe
          Phillip A. Gobe began serving as our Chairman of the Board in July of 2019. Mr. Gobe has served as Chief Executive Officer since March 13, 2020 and prior to that as our Executive Chairman since October 2019. Mr. Gobe, has served as a director of Pioneer Natural Resources Company (“Pioneer”) since July 2014. Mr. Gobe also serves as a director of Pantheon Resources plc and previously served as a director of Pioneer Southwest Energy Partners L.P. Mr. Gobe joined Energy Partners, Ltd. as Chief Operating Officer in December 2004 and became President in May 2005, and served in those capacities until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008. Prior to that, Mr. Gobe served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company and its subsidiaries. Mr. Gobe has a Bachelor of Arts degree from the University of Texas and a Master of Business Administration

degree from the University of Louisiana in Lafayette. Mr. Gobe’s extensive experience in the energy industry, including service as a director to public corporations in the industry, make him well suited to serve as Executive Chairman and Chairman of the Board of Directors.
Darin G. Holderness
          Darin G. Holderness has served as our Chief Financial Officer since April 10, 2020 and prior to that as Interim Chief Financial Officer since October 2019. Mr Holderness, previously served as the Senior Vice President, Chief Financial Officer and Treasurer of Concho Resources Inc. (“Concho”) from May 2015 to May 2016 and served as an adviser to Concho from May 2016 to January 2017. Mr. Holderness previously served as the Senior Vice President and Chief Financial Officer of Concho from October 2012 to May 2015, the Senior Vice President, Chief Financial Officer and Treasurer from October 2010 to October 2012 and was the Vice President - Chief Financial Officer and Treasurer from August 2008 to October 2010. From May 2008 until August 2008, Mr. Holderness was employed by Eagle Rock Energy Partners, L.P. as Senior Vice President and Chief Financial Officer. From November 2004 until May 2008, Mr. Holderness served as Vice President and Chief Accounting Officer of Pioneer Natural Resources Company. Mr. Holderness currently serves as the Chairman of the board of directors and Chairman of the audit committee of Penn Virginia Corporation. Mr. Holderness holds a Bachelor of Business Administration degree in Accounting from Boise State University and is a Certified Public Accountant.
David Sledge
          David Sledge has served as our Chief Operating Officer since 2011. Mr. Sledge has over 40 years of experience in the energy services industry, Mr. Sledge served on the Board of Directors for Comstock Resources, Inc. from 1996 to 2018. Prior to joining ProPetro Mr. Sledge was Vice President - Drilling for Basic Energy Services from 2007 to 2009. Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Corp., which was sold to Basic Energy Services in 2007. Mr. Sledge received a B.B.A. in Management from Baylor University.
Newton W. “Trey” Wilson III
          Trey Wilson has served as our General Counsel and Corporate Secretary since September 2019. Mr. Wilson served as the Chief Executive Officer of WLP/Westex Well Services & Wilson Systems from April 2018 to September 2019. Mr. Wilson previously served as the President and Chief Executive Officer of MBI Energy Services from July 2016 to March 2018. From 2005 to May 2015, Mr. Wilson served in various roles for Key Energy Services, Inc., including Executive Vice President and Chief Operating Officer and, prior to that, Senior Vice Present, General Counsel and Secretary. Mr. Wilson also served as Senior Vice Present, General Counsel and Secretary of Forest Oil Corporation from 2000 to 2005. Mr. Wilson has graduated from the Harvard Business School Executive Leadership Program, holds a Bachelor of Business Administration from Southern Methodist University, and holds a Juris Doctor from the University of Texas.
Elo Omavuezi
          Elo Omavuezi has served as our Chief Accounting Officer since October 2019. Mr. Omavuezi previously served as the Director of Financial Reporting and Technical Accounting of the Company from April 2017 to October 2019. Prior to that, Mr. Omavuezi had over 10 years of accounting, internal controls and management experience serving publicly listed companies in the oilfield service and construction industries during his time with Deloitte. Mr. Omavuezi was previously employed by Deloitte as an Audit Manager from June 2014 to April 2017 and an Audit Senior from January 2007 to April 2014. Mr. Omavuezi holds a Bachelor of Science in Accounting from the University of Benin and a Master’s degree in Finance and Investment with Distinction from Brunel University and is a Certified Public Accountant.
Samuel D. Sledge
          Samuel D. Sledge has served as our Chief Strategy and Administrative Officer since March 2020. Mr Sledge has significant experience with ProPetro having joined the Company in 2011.  Mr. Sledge has served in various capacities throughout his tenure such as a Frac Technical Specialist and Technical Operations Manager where his duties included quality control, planning and logistics, and the development of the engineering program. Mr. Sledge has most recently served as the Vice President of Finance, Corporate Development, and Investor Relations where his responsibilities included financial planning and analysis, strategic initiatives and investor relations. Mr. Sledge received a Bachelor of Business Administration and a Masters of Business Administration from Baylor University.

Adam Muñoz
          Adam Muñoz has served as our Senior Vice President of Operations since March 2020. Mr. Muñoz joined the Company in 2010 to initiate ProPetro’s Permian pressure pumping operation. Prior to joining ProPetro, Mr. Muñoz held sales and operations roles at Frac Tech Services and Weatherford International. Since joining ProPetro, Mr. Muñoz has served as the Director of Business Development and Technical Services where he was responsible for overseeing the growth of the hydraulic fracturing operations as well as managing the department’s day-to-day technical services. Mr. Muñoz has most recently served as the Vice President of Frac Services where his duties included leading the hydraulic fracturing division through specific efforts to increase operational efficiencies and maximize financial productivity. Mr. Muñoz received a Bachelor of Business Marketing from the University of Texas at the Permian Basin.
Spencer D. Armour III
          Spencer D. Armour III has served as a member of our Board since February 2013. Mr. Armour has over 30 years of executive and entrepreneurial experience in the energy services industry. Mr. Armour served as President of PT Petroleum LLC in Midland, Texas from 2011 to 2018. He was the Vice President of Corporate Development for Basic Energy Services, Inc. from 2007 to 2008, which acquired Sledge Drilling Corp., a company Mr. Armour co‑founded and served as Chief Executive Officer from 2005 to 2006. From 1998 through 2005, he served as Executive Vice President of Patterson‑UTI Energy, Inc., which acquired Lone Star Mud, Inc., a company Mr. Armour founded and served as President from 1986 to 1997. He currently serves on the board of Viper Energy Partners, LP and the board of CES Energy Solutions Corp. Mr. Armour received a B.S. in Economics from the University of Houston in 1977 and served on the University of Houston System Board of Regents from 2011 until 2018. We believe that Mr. Armour’s extensive experience in the energy services industry and his deep knowledge of the industry dynamics within the Permian Basin make him well suited to serve as a director.
Mark S. Berg
          Mark. S. Berg has served as a member of our Board since February 2019, and he was appointed to the Board by Pioneer pursuant to the Investor Rights Agreement. Mr. Berg currently serves as the Executive Vice President, Corporate Operations for Pioneer, where he serves on the Management Committee and oversees Business Development, Land, Water Management and Well Services, Government Affairs and Corporate Communications, Environmental and Sustainable Development and Facilities. Mr. Berg has fifteen years of experience with Pioneer in various roles, including as Executive Vice President & General Counsel from April 2005 to January 2014, Executive Vice President, Corporate from January 2014 to August 2015, and as Executive Vice President, Corporate/Vertically Integrated Operations until assuming his current role. He began his career in 1983 with the Houston-based law firm Vinson & Elkins L.L.P. and served as a partner from 1990 through 1997. He served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2001. Subsequent to the sale of American General to American International Group, Mr. Berg was appointed Senior Vice President, General Counsel and Secretary of Hanover Compressor Company, a NYSE company specializing in natural gas compression and processing. Mr. Berg received his Juris Doctor, with honors, from the University of Texas School of Law, and graduated magna cum laude and Phi Beta Kappa with a Bachelor of Arts in Public Policy from Tulane University.  Mr. Berg served as a member of the board of directors of HighPoint Resources Corporation from March 2018 to June 2020. We believe that Mr. Berg’s experience in significant management roles with Pioneer and his broad experience in the energy industry make him well suited to serve as a director.

Anthony Best
          Anthony Best has served as a member of our Board since January 2018 and was elected to serve as Lead Independent Director in October 2019. Mr. Best has over 40 years of experience in the energy industry, and has served as a Senior Advisor for Quantum Energy Partners (“Quantum”) since August 2015. Prior to joining Quantum, Mr. Best served in various roles with SM Energy Company, commencing in 2006 as its President and Chief Operating Officer, and as its Chief Executive Officer from February 2007 through January 2015. From 2003 to 2005, Mr. Best served as President and Chief Executive Officer of Pure Resources, Inc., a Unocal development and exploration company. From 2000 to 2003, Mr. Best served as an independent consultant offering leadership and oil and gas consultation to energy companies and volunteer organizations, and from 1979 through 2000, Mr. Best served in various roles of increasing responsibility at Atlantic Richfield Company, culminating in the position of President, ARCO Latin America. Mr. Best holds a Master of Science in Engineering Management from the University of Alaska, and a Bachelor of Science in Mechanical Engineering from Texas A&M University. Prior to beginning his business career, Mr. Best served five years as an engineering officer in the United States Air Force. Mr. Best currently serves as the Chairman of the Board of Newpark Resources; is a director on the board of ExL Petroleum LP, a Quantum portfolio company. We believe that Mr. Best’s experience in significant management roles with companies operating in the Permian Basin and his broad experience in the energy industry make him well suited to serve as a director.
Pryor Blackwell
          Pryor Blackwell has served as a member of our Board since December 2017. Mr. Blackwell has over 30 years of experience as an entrepreneur and senior executive in the commercial real estate development and investment business. Mr. Blackwell is a partner with Bandera Ventures, a private commercial real estate development and investment firm, which he co‑founded in 2003. Prior to founding Bandera Ventures, Mr. Blackwell was employed by Trammell Crow Company for 18 years where he served in numerous leadership capacities, including: President-Development & Investment Group from 2001 to 2003, Chief Operating Officer from 1998 to 2001, Chief Operating Officer-Western Operations from 1997 to 1998, Area President from 1996 to 1997, President/Chief Executive Officer-DFW from 1993 to 1997, President/Chief Executive Officer-Central Office Group from 1991 to 1993, and Partner from 1987 to 1991. Mr. Blackwell was a member of the Trammell Crow Company Executive Committee, Operating Committee, Investment Committee, and served on the Board of Directors from 1993 to 2002. Mr. Blackwell holds a Bachelor of Business Administration degree in Finance from Texas Tech University. We believe that Mr. Blackwell’s financial and investment experience provides a diverse perspective from outside the energy industry and makes him well suited to serve as a director.
Michele V. Choka
          Michele V. Choka was appointed to our Board in February 2020. Ms. Choka is Vice President, Human Resources at HighPoint Resources, a successor to the Bill Barret Corporation, a development and exploratory property company, a position she has held since August 2010. Ms. Choka previously was employed at Level 3 Communications, Inc., an international communications company, starting in 2006 and ultimately as Group Vice President of Human Resources up to January 2010. Ms. Choka was also previously employed at Sun Microsystems, Inc., a computer networking company, in a variety of positions, and held senior human resource and compensation positions at Storage Technology Corporation, a data management and storage company; Electronic Data Systems Corporation, a global technology services company; and JP Morgan, a global financial services firm. Prior to joining JP Morgan, Ms. Choka served in an accounting position as a Regional Controller for the Eastern Region at Sony Corporation of America. Ms. Choka also served on the board and various committees, which included her position as Chair of the Compensation Committee, of Callidus Software Inc., a publicly-traded cloud-based software company, from September 2005 to February 2017 and Chair of the Compensation Committee and as a member of the Audit Committee, of Boingo Wireless Inc., a publicly-traded Wi-Fi company since February 2019. Ms. Choka holds a B.A. in East Asian Studies and Economics from Wesleyan University. We believe that Ms. Choka should serve as a director based on her executive leadership experience in human resources and accounting and public company board and committee experience.
Alan E. Douglas
          Alan E. Douglas has served as a member of our Board since March 2017. Mr. Douglas is a shareholder of Johnson, Miller & Co. where he has worked for 25 years. Mr. Douglas is a Certified Public Accountant with over 37 years of experience in accounting and audit activities. Prior to joining Johnson, Miller & Co., Mr. Douglas was a Certified Public

Accountant at KPMG LLP for twelve years. Mr. Douglas received a B.B.A. in accounting from Texas Tech University. We believe that Mr. Douglas’s extensive accounting and auditing experience make him well suited to serve as a director.
Jack B. Moore
          Jack B. Moore has served as a member of our Board since March 2017. Mr. Moore most recently served as President and Chief Executive Officer of Cameron International Corporation from April 2008 to October 2015 and served as Chairman of the Board of Cameron from May 2011 until it was acquired by Schlumberger in 2016. Mr. Moore served as President and Chief Operating Officer of Baker Hughes Incorporated, where he was employed for over 20 years. Mr. Moore currently serves on the University of Houston System Board of Regents and actively serves in leadership positions with the American Heart Association and Memorial Assistance Ministries. Mr. Moore is a graduate of the University of Houston with a B.B.A degree and attended the Advanced Management Program at Harvard Business School. We believe that Mr. Moore’s wealth of experience in the oilfield service sector, including service as a director and executive officer to various public corporations in the sector make him well suited to serve as a director.
CORPORATE GOVERNANCE
Board Leadership Structure
          Our Board has adopted our Corporate Governance Guidelines, which is available on our website, www.propetroservices.com in the “Corporate Governance” subsection of the “Investors” section. Our Corporate Governance Guidelines provide that if the Chairman of the Board is a member of management or does not otherwise qualify as independent, the independent directors may elect a lead independent director. At present, the Board has chosen to combine the positions of Chairman and Chief Executive Officer. While the Board believes it is important to retain the flexibility to determine whether the roles of Chairman and Chief Executive Officer should be separated or combined in one individual, the Board believes that Mr. Gobe is the individual with the necessary experience, commitment and support of the other members of the Board to effectively carry out the role of Chairman.
          The Board believes this structure promotes better alignment of strategic development and execution, more effective implementation of strategic initiatives and clearer accountability for the Company’s success or failure. Moreover, the Board believes that combining the Chairman and Chief Executive Officer positions does not impede independent oversight of the Company, particularly given the designation of a Lead Independent Director as discussed below. In addition, five of the eight members of the Board are independent under NYSE listing standards.

          The Board designated Mr. Best, an independent director, to serve as the Lead Independent Director. In this capacity Mr. Best provides, in conjunction with the Chairman, leadership and guidance to the Board.

Lead Independent Director Responsibilities

•	Preside over all meetings of the Board at which the Chairman of the Board is not present, including any executive sessions of the independent directors.

•	Approve Board meeting schedules and agendas.

•	Act as the liaison between the independent directors and the Chief Executive Officer and Chairman of the Board.
          Interested parties who wish to communicate with the Board, its committees, the Chairman, the Lead Independent Director or any other individual director should follow the procedures described below under “Communication with our Board of Directors.”

          To facilitate candid discussion among the Company’s directors, the non-management directors meet in executive session in conjunction with each regular board meeting and as otherwise determined by the Lead Independent Director. In addition, at least once a year, the non-management directors who are independent under NYSE listing standards meet in executive session in conjunction with a regular board meeting.

Board of Directors and Risk Oversight
          In the normal course of its business, we are exposed to a variety of risks, including market risks relating to changes in commodity prices, interest rates, political risks and credit and investment risk. The Board oversees our strategic direction, and in doing so considers the potential rewards and risks of our business opportunities and challenges, and monitors the development and management of risks that impact our strategic goals. The Audit Committee assists the Board in fulfilling its oversight responsibilities by monitoring the effectiveness of our systems of financial reporting, auditing, internal controls and legal and regulatory compliance. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance. The Compensation Committee assists the Board in fulfilling its oversight responsibilities by overseeing our compensation policies and practices. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.
Communicating with our Board of Directors
          Stockholders and other interested parties may communicate with our Board by writing to: ProPetro Holding Corp., P.O. Box 873, Midland, Texas 79702. Stockholders may submit their communications to the Board, the independent directors, any committee of the Board or individual directors on a confidential or anonymous basis by sending the communication in a sealed envelope marked “Stockholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication.
          Our Secretary will review each communication and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the Board relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the Board. To the extent the subject matter of a communication relates to matters that have been delegated by the Board to a committee or to an executive officer of the Company, then our Secretary may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the Board or an executive officer does not imply or create any fiduciary duty of the Board members or executive officer to the person submitting the communications.
          Information may be submitted confidentially and anonymously, although the Company may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in other circumstances. The Company’s policy is not to take any adverse action, and not to tolerate any retaliation, against any person for asking questions or making good faith reports of possible violations of law, our policies or our Code of Ethics & Conduct.
Annual Meeting Attendance
          While the Company does not have a specific policy about director attendance at annual meetings of stockholders, all directors are expected to attend meetings of the Board (and any committees thereof on which they serve) either in person or telephonically unless exigencies prevent them from attending. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he or she has been a director) and (2) the total number of meetings of committees of the Board on which he or she served (during the periods that he or she served). Our non‑employee directors meet at regularly scheduled executive sessions presided over by our Chairman. Additionally, our independent directors meet at least once a year without members of management or non‑independent directors present. All of our directors attended our 2019 annual meeting of stockholders.
Compensation Committee Interlocks and Insider Participation
          During the fiscal year ended December 31, 2019, the Compensation Committee was initially comprised of Steven Beal and Messrs. Best, and Blackwell. In connection with the resignation of Mr. Beal, an evaluation of committee assignments by our Nominating & Corporate Governance Committee in July 2019 was done and, our committee memberships were modified and Messrs. Best, Moore and Blackwell were appointed to, and continue to serve on, the Compensation Committee. No executive officer of the Company served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee. During the fiscal year ended December 31, 2019, Mr. Blackwell was the indirect beneficiary of certain transactions with the Company in which the amount involved exceeded $120,000.

Board and Committee Activity and Structure
          Our Board is governed by our certificate of incorporation, bylaws, the Investor Rights Agreement, charters of the standing committees of the Board and the laws of the State of Delaware.
          On December 31, 2018, we entered into the Investor Rights Agreement with an affiliate of Pioneer. The Investor Rights Agreement provides that Pioneer will be granted (i) the one‑time right to designate an independent director to the Board and (ii) the right to designate a non‑independent director to the Board for so long as Pioneer owns 5% or more of the Company’s outstanding common stock.
          During 2019, our Board held twelve meetings. There are currently three standing committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Members serve on these committees until their resignation or until as otherwise determined by our Board. The composition of the Board committees complies with the applicable rules of the NYSE and applicable law. Our Board has adopted a written charter for each of the standing committees, which can be found in the “Corporate Governance” subsection of the “Investors” section of our website at www.propetroservices.com.
          In addition to the above governing documents, our Code of Ethics & Conduct that applies to all of our employees, as well as each member of the Board, can also be found in the “Corporate Governance” subsection of the “Investors” section of our website at www.propetroservices.com. The composition and responsibilities of each of the standing committees of our Board are as follows:
          Audit Committee. Our Audit Committee is comprised solely of “independent” directors, as defined under and required by the NYSE rules and Rule 10A‑3 of the Exchange Act, as amended. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent registered public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. The Audit Committee is also responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. During the year ended December 31, 2019, the members of the Audit Committee, at various times, were Mr. Royce Mitchell and Messrs. Beal, Best, Douglas, Gobe and Moore. Mr. Gobe ceased serving on the audit committee once he became an executive officer of the Company. In connection with the resignation of Mr. Beal and Mr. Mitchell, an evaluation of the committee assignments by our Nomination & Corporate Governance Committee was done and at present the Audit Committee is comprised of Messrs. Best, Douglas and Moore. Mr. Best serves as committee chair. Our Board has determined that Messrs. Douglas and Moore qualify as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held six meetings in 2019.
          Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists solely of “independent” directors, as defined under and required by NYSE rules. The Nominating and Corporate Governance Committee is responsible for, among other things, identifying individuals qualified to become Board members; selecting or recommending director‑nominees for each election of directors to the Board; developing and recommending criteria for selecting qualified director candidates to the Board; considering committee member qualifications, appointments and removals; recommending corporate governance principles, codes of conduct and compliance mechanisms; providing oversight in the evaluation of the Board and each committee thereof; and developing an appropriate succession plan for our chief executive officer pursuant to our Corporate Governance Guidelines. During the year ended December 31, 2019, the members of the Nominating and Corporate Governance Committee were Messrs. Blackwell, Douglas and Moore, with Mr. Moore serving as committee chair. In connection with her appointment to the Board, Ms. Choka was also appointed to the Nominating and Corporate Governance Committee, effective February 1, 2020. The Nominating and Corporate Governance Committee held three meetings in 2019.
          Compensation Committee. Our Compensation Committee consists solely of “independent” directors, as defined under and required by the NYSE rules. The Compensation Committee is responsible for, among other things, overseeing the discharge of the responsibilities of the Board relating to compensation of the Company’s officers and directors. In carrying out these responsibilities, the Compensation Committee reviews all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders. During the fiscal year ended December 31, 2019, the members of the Compensation Committee were Messrs. Beal, Best, Moore and Blackwell. Mr. Beal stepped down from the Compensation Committee in connection with his resignation in July 2019, and Ms. Choka was appointed to the Compensation Committee upon joining the Board in February of 2020. Mr. Blackwell serves as committee chair. The Compensation Committee held eight meetings in 2019.
Role of the Board, Compensation Committee and our Executive Officers
          Executive compensation decisions are typically made on an annual basis by the Compensation Committee with input from our Chief Executive Officer. Specifically, after reviewing relevant market data and surveys within our industry, our Chief Executive Officer typically provides recommendations to the Compensation Committee regarding the compensation levels for our existing named executive officers and our executive compensation program as a whole. Our Chief Executive Officer generally attends all Compensation Committee meetings. After considering these recommendations, the Compensation Committee typically meets in executive session and adjusts base salary levels and non‑equity award targets. In addition, the Compensation Committee determines the achievement of non‑equity Incentive Award Plan metrics and the amount of equity awards from the Incentive Award Plan to be granted to each of our named executive officers. In making executive compensation recommendations, our Chief Executive Officer considers each named executive officer’s performance during the year, the Company’s performance during the year, as well as comparable company compensation levels. While the Compensation Committee gives considerable weight to our Chief Executive Officer’s recommendations on compensation matters, the Compensation Committee has the final decision‑making authority on all executive compensation matters.
Role of External Advisors
          The Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) in 2019 to assist the Compensation Committee and the Board in evaluating, designing and implementing compensation practices. For the year ended December 31, 2019, Meridian received $228,142 for the services it provided to our Compensation Committee.
          The Compensation Committee reviews and assesses the independence and performance of its executive compensation consultant in accordance with applicable SEC and NYSE rules and regulations on an annual basis to confirm that the consultant is independent and meets all applicable statutory and regulatory requirements.
          The Audit Committee engaged Brown Rudnick LLP (“Brown Rudnick”) to perform an internal review initially focused on the Company’s disclosure of agreements previously entered into with AFGlobal Corporation for the purchase of Durastim® hydraulic fracturing fleets and effective communications related thereto. The review was later expanded to, among other items, review expense reimbursements, certain transactions involving related parties or potential conflicts of interest, and certain transactions entered into by our former Chief Executive Officer. During the year ended December 31, 2019, the Company incurred approximately $15.7 million in costs associated with Brown Rudnick associated with the internal review.
Director Nominations Process
          The Nominating and Corporate Governance Committee may utilize a variety of methods for identifying potential nominees for directors, including considering potential candidates who come to their attention through current officers, directors, professional search firms or other persons. Once a potential nominee has been identified, the Nominating and Corporate Governance Committee evaluates whether the nominee has the appropriate skills and characteristics required to become a director in light of the then current make‑up of the Board. This assessment includes an evaluation of the nominee’s judgment and skills, such as experience at a strategy/policy setting level, financial sophistication, leadership and objectivity, all in the context of the perceived needs of the Board at that point in time.
          In February 2019, the Board amended our Corporate Governance Guidelines to specifically take the diversity of a potential director nominee’s gender, race and ethnicity into account when considering candidates for the Board, and the Nominating and Corporate Governance Committee and the Board are committed to increasing Board diversity. One of our directors, Mr. Berg, was not recommended for nomination by the Nominating and Corporate Governance Committee, but rather was appointed pursuant to the Investor Rights Agreement. Our Board believes that at a minimum all members of the Board should have the highest professional and personal ethics and values. In addition, each member of the Board must be committed to increasing stockholder value and should have enough time to carry out his or her responsibilities as a member of the Board.

          Our Board monitors the mix of specific experience, qualifications and skills of its directors in order to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure.
          Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, P.O. Box 873, Midland, Texas 79702. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder‑recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Director Compensation
          On July 11, 2019, we approved the Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (the “Amended Director Compensation Policy”) such that each eligible non-employee director receives an annual cash retainer of $70,000. Further, the Chairperson of the Board receives an additional annual cash retainer of $50,000, and the Chairpersons of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive an additional annual cash retainer of $15,000, $15,000 and $10,000, respectively. Also, pursuant to the Amended Director Compensation Policy, each non-employee director is eligible to receive an annual equity retainer with a grant date fair value of $140,000. All equity retainers consist of awards of RSUs that will vest in full on the earliest to occur of the first anniversary of the grant date, the day immediately preceding the first annual meeting of stockholders following the grant date, and the occurrence of a Change in Control, subject to continuous service through the applicable vesting date. The portion of the annual equity retainer that would have vested in the year following a non-employee director’s separation from service due to his or her death or disability will vest upon such separation from service. All annual retainers are pro-rated based on days of service for non-employee directors who join the Board during the applicable calendar year.
          The equity retainer described above, which is generally granted to continuing members of the Board annually on the date of the Company’s meeting of stockholders, was granted to Mr. Gobe in connection with his appointment as Chairman of the Board, effective July 11, 2019, and was not pro-rated for his first year of service on the Board. The cash retainers described above, which are paid quarterly, were not pro-rated for Mr. Gobe for his first quarter of service on the Board. In addition to the annual retainers described above, Mr. Gobe received a $50,000 cash retainer and an equity retainer with a grant date fair value of $100,000 in connection with his appointment.
          On February 1, 2020, we further amended the Amended Director Compensation Policy to include an additional annual cash retainer of $20,000 for the Lead Independent Director of the Board, to be pro-rated and paid to Mr. Best in 2020 for his service as Lead Independent Director of the Board during the fourth quarter of 2019. The members of the Board are also entitled to reimbursement of expenses incurred in connection with attendance at Board and committee meetings in accordance with Company policy.
          The modifications to our director compensation program during 2019 and 2020 were intended to align our director compensation with that of our 2019 Compensation Peer Group (as defined below) and were made following the review of an analysis regarding director compensation at our 2019 Peer Group performed by Meridian.

          The following table summarizes the compensation paid for services provided by our non-employee directors during 2019. Compensation received by Mr. Gobe for his service as both a director and as an executive officer of the Company is not included in the table below but is instead included in the tables entitled “Executive Compensation—Summary Compensation Table” and “Executive Compensation—Grants of Plan-Based Awards.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Spencer D. Armour III	73,831	139,992	213,823
Mark S. Berg (3)	—	—	—
Anthony Best	75,226	139,992	215,218
Pryor Blackwell	75,989	139,992	215,981
Alan E. Douglas	63,242	139,992	203,234
Jack B. Moore	73,242	139,992	213,234
Steven Beal	38,052	139,992	178,044
Royce W. Mitchell	27,044	139,992	167,036

(1)
Reflects annual cash retainer payments made pursuant to the Amended Director Compensation Policy. With respect to Mr. Armour, this amount includes pro-rated payments associated with his service as Chairman of the Board during 2019. With respect to Messrs. Best and Beal, this amount includes pro-rated payments associated with each director’s service as Chairman of the Audit Committee during 2019. Mr. Best’s payment also includes a pro-rated payment made to him in 2020 for his service as Lead Independent Director of the Board during the fourth quarter of 2019. The amount for Mr. Mitchell is similarly pro-rated for his service during the first through third quarters of 2019.

(2)
Reflects the grant date fair value of RSU awards on the date of grant computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 14 to the Consolidated Financial Statements included in this Form 10-K.

The following table sets forth the aggregate number of outstanding stock awards and the aggregate number of outstanding stock option awards held by each of our non-employee directors on December 31, 2019. The aggregate number of Mr. Gobe’s outstanding awards is included in the table entitled “Executive Compensation—Outstanding Equity at 2019 Fiscal Year End.”

Name	Aggregate Number of Stock Awards (#)	Aggregate Number of Stock Option Awards (#)
Spencer D. Armour III	7,878	592,774
Mark S. Berg	—	—
Anthony Best	7,878	—
Pryor Blackwell	7,878	—
Alan E. Douglas	7,878	—
Jack B. Moore	7,878	—
Steven Beal (a)	—	—
Royce W. Mitchell (a)	—	—

(a)	Messrs. Beal and Mitchell forfeited all outstanding and unvested equity awards (7,878 RSUs each) upon their resignations from the Board on July 11, 2019 and July 28, 2019, respectively.

(3)	Mr. Berg has elected not to be compensated for his service as a director.

Responsiveness to Current Economic Environment
          In light of market conditions, effective April 1, 2020, the Board approved a 15% reduction in the annual cash retainers and annual equity retainers payable to the non-employee directors pursuant to the Amended Director Compensation Policy. The additional annual cash retainers payable to non-employee directors for their service as committee chairs or lead independent director were not reduced. The Board approved these reductions after reviewing market data and receiving advice from its independent compensation consultant, Meridian, regarding reductions in director compensation in the oilfield services industry as a result of current market conditions.
Non-Employee Director Stock Ownership Guidelines
          We maintain a non-employee director stock ownership policy that is applicable to all of our eligible non-employee directors. Pursuant to this policy, each non-employee director is encouraged to hold, on and following the later of the fifth anniversary of (i) the closing of our IPO and (ii) the non-employee director’s election or appointment to the Board, shares of our common stock or certain equity awards (valued based on the closing price of our common stock) with a value equal to or in excess of 300% of the non-employee director’s annual cash retainer, as such threshold may be amended by the Nominating and Corporate Governance Committee from time to time. Our IPO closed in 2017. As a result, each of the directors still have additional time to fulfill the ownership levels provided in the policy.
Delinquent Section 16(a) Reports
          Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.
          Messrs. Armour, Douglas, Mitchell, Best, Moore, Blackwell and Beal each failed to timely file a required report on Form 4 relating to the grant of restricted stock units following our 2019 annual meeting. Mr. Omavuezi timely filed a required report on Form 3, but inadvertently reported shares of common stock, which were delivered upon the vesting and settlement of RSUs that vested prior to the date of filing of the Form 3, as RSUs in Table II of the Form 3. Other than listed above, to our knowledge, our executive officers, directors and greater than 10% beneficial owners timely filed all other required Section 16(a) reports during the fiscal year ended December 31, 2019.

Item 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
          This Compensation Discussion and Analysis (“CD&A”) describes our compensation practices and the compensation awarded to, earned by, or paid to each of our named executive officers (the “Named Executive Officers”) during the last completed fiscal year.
Named Executive Officers for 2019
          For the year ended December 31, 2019, our Named Executive Officers consisted of the following:

Phillip A. Gobe (1)	Chief Executive Officer
Dale Redman (2)	Former Chief Executive Officer
Darin G. Holderness (3)	Chief Financial Officer
Jeffrey D. Smith (4)	Former Chief Administrative Officer
David Sledge	Chief Operating Officer
Newton W. “Trey” Wilson III (5)	General Counsel and Corporate Secretary
Mark Howell (6)	Former General Counsel and Corporate Secretary
Ian Denholm (7)	Former Chief Accounting Officer

(1)
Mr. Gobe was appointed as Executive Chairman and principal executive officer, effective as of October 3, 2019. He served in that position until his appointment as Chief Executive Officer, effective as of March 13, 2020.

(2)	Mr. Redman ceased to serve as principal executive officer on October 3, 2019 and resigned as Chief Executive Officer and a member of the Board on March 13, 2020.

(3)	Mr. Holderness was appointed to serve as Interim Chief Financial Officer as of October 3, 2019. The interim title was removed and he was appointed Chief Financial Officer effective April 10, 2020.

(4)
Mr. Smith served as Chief Financial Officer in 2019 until his appointment as Chief Administrative Officer on October 3, 2019. Mr. Smith was appointed as a Special Advisor to the Chief Executive Officer on March 13, 2020 and ceased serving as Chief Administrative Officer as of that date.

(5)	Mr. Wilson was appointed as General Counsel and Corporate Secretary, effective as of September 30, 2019.

(6)	Mr. Howell resigned as General Counsel and Corporate Secretary, effective as of September 29, 2019.

(7)	Mr. Denholm resigned as Chief Accounting Officer, effective as of October 3, 2019.

Compensation Philosophy and Overview
          Our executive compensation program is designed to attract, motivate and retain the management talent that we believe is necessary to achieve our financial and strategic goals. Further, we believe that our executive compensation program should be appropriately tailored to balance short‑term compensation with intermediate and long‑term compensation that appropriately aligns the interests of our executives with the interests of our stockholders.
          In establishing and evaluating our executive compensation programs, the Compensation Committee strives to achieve total compensation for our executives that reflects their individual contributions to the Company, responsibilities, duties and experience and is competitive with the companies with which we compete for executive talent.

Objectives of Our Compensation Program
          Our compensation program is based on the following objectives:
          Reward for Exceptional Performance and Accountability for Poor Performance. Our Named Executive Officers should be rewarded for exceptional performance and held accountable for poor performance with respect to our annual and longer-term strategic goals. Our Named Executive Officers must work to achieve these goals in a manner that is consistent with our values and policies. We satisfy this objective by tying a significant portion of each Named Executive Officer’s compensation to the achievement of financial, strategic and operational goals based on both short- and long-term corporate performance measures while retaining sufficient flexibility to modify or clawback compensation if necessary. See “Annual Cash Incentive Awards” and “Long-Term Equity Incentives” below.
          Align Interests of Executives and Shareholders. Compensation for our Named Executive Officers should align their interests with those of our shareholders. Our compensation program aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk,” through an annual bonus program based on our performance goals and the granting of long-term incentive equity awards, which include time-vested restricted stock units and performance-based restricted stock units. As performance goals are met, not met or exceeded, executives are rewarded commensurately. Our Stock Ownership Guidelines also require each Named Executive Officer to retain significant ownership in the Company’s common stock such that they are invested in our success over the long-term along with our shareholders.
          Flexibility to Respond to Changing Circumstances. We are in a cyclical and volatile business. As a result, our Compensation Committee feels it is important to have a flexible compensation program that is responsive to unforeseen circumstances that arise mid-year. To meet this objective, the Compensation Committee retains discretion to increase or decrease the bonuses paid to each Named Executive Officer pursuant to the ProPetro Holding Corp. Senior Executive Incentive Plan (the “Annual Bonus Plan”) from the amount that would be indicated by the pre-established performance metrics if circumstances so warrant.
         Industry Competitive. Total executive compensation should be industry-competitive so that we can attract, retain and motivate talented executives with the experience and skills necessary for our success. We satisfy this objective by staying apprised, with the assistance of the Compensation Committee’s independent compensation advisor, of the amounts and types of executive compensation paid to similarly situated executives by companies with which we compete for executive talent as well as general industry trends and best practices.
          Internally Consistent and Equitable. Executive compensation should be internally consistent and equitable. We satisfy this objective by considering not only the compensation paid by our peer companies, but also our Named Executive Officers’ capabilities, levels of experience, tenures, positions, responsibilities and contributions when setting their compensation. Additionally, our Compensation Committee feels that our Named Executive Officers should have a larger proportion of their compensation at risk and tied to corporate performance because they are typically in a position to have a more direct impact on the achievement of our performance goals.
How We Make Compensation Decisions
          Our Compensation Committee is responsible for establishing the elements, terms and target value of compensation paid or delivered to our Named Executive Officers but often consults the full Board with respect to material compensation actions. The Compensation Committee strives to develop a competitive, but not excessive, compensation program to recruit and retain Named Executive Officers that are among the most talented and experienced executives in our industry. An important element of the Compensation Committee’s decision making is compensation data produced by its independent compensation consultant, Meridian, including direct data from our peer group and proprietary data developed by Meridian. In addition, the Compensation Committee considers information provided by our executive officers in designing and implementing our executive compensation program. This data assists the Compensation Committee in evaluating appropriate compensation levels for each Named Executive Officer in relation to market practice and in designing an effective executive compensation program for the Company. The roles of Meridian and our executive officers in the Compensation Committee’s decision-making process are described more fully below.
Role of Compensation Consultant in Compensation Decisions
          Since 2017, the Compensation Committee has retained Meridian as its independent compensation advisor. Meridian provides advice to and works with the Compensation Committee in designing and implementing the structure and mechanics of the Company’s executive compensation program as well as other matters related to officer, senior management, and director compensation and corporate governance. For example, Meridian regularly updates the Compensation Committee on regulatory changes impacting executive compensation, proxy advisor policies, and compensation-related risks. In addition, Meridian provides the Compensation Committee with relevant data, including market and peer-company compensation and performance surveys and information and advice regarding trends and developments in executive and director compensation practices in our industry. This information assists the Compensation Committee in making executive and director compensation decisions based on market pay levels and best practices.
        Meridian reports directly and exclusively to the Compensation Committee and does not provide any other services to management, the Company or its affiliates. Meridian does not make compensation-related decisions for the Compensation Committee or otherwise with respect to the Company, and, while the Compensation Committee generally reviews and considers information and recommendations provided by Meridian, the Compensation Committee or the Board have the only authority to make compensation-related decisions for our Named Executive Officers. The Compensation Committee has the discretion to allow Meridian to work directly with management in preparing or reviewing materials for the Compensation Committee’s consideration. During 2019, and after taking into consideration the factors listed in Section 303A.05(c)(iv) of the “NYSE” Listed Company Manual, the Compensation Committee concluded that neither it nor the Company has any conflicts of interest with Meridian, and that Meridian is independent from management. Other than Meridian, no other compensation consultants provided services to the Compensation Committee during 2019.
Role of Executive Officers in Compensation Decisions
          In determining the compensation of our Named Executive Officers, the Compensation Committee considers the information and advice provided by Meridian, our corporate goals, historic and projected performance, the current economic and commodities environment, individual performance of our Named Executive Officers, and other relevant factors. With respect to the compensation of the Named Executive Officers other than our principal executive officer (initially in 2019, our Chief Executive Officer and, subsequently, our Executive Chairman), the Compensation Committee also considers the recommendations of our Chief Executive Officer or Executive Chairman. Additionally, in light of our Named Executive Officers’ integral role in establishing and executing the Company’s overall operational and financial objectives, the Compensation Committee requests that our Named Executive Officers provide the initial recommendations on the appropriate goals for the performance metrics used under our Annual Bonus Plan, and may choose to accept or modify these recommendations in its sole discretion. In addition, the Compensation Committee may invite any Named Executive Officer to attend Compensation Committee meetings to report on the Company’s progress with respect to the interim or final status of performance metrics. All Named Executive Officers are excluded from any decisions or discussions regarding their individual compensation.
Use of Peer Compensation Data
          As part of its evaluation of the Company’s executive compensation practices, the Compensation Committee asked Meridian to establish a peer group of companies similar to us in industry, revenue and market capitalization and use data regarding compensation paid at each of those companies to assess competitive pay levels and executive compensation plan design.
          Meridian and the Compensation Committee determined that as a result of the Company’s substantial growth since the establishment of its prior compensation peer group in 2017, changes to the Company’s compensation peer group were necessary in order to keep pay levels and pay practices aligned with the market. In late 2018, the Compensation Committee adjusted the peer group by removing several smaller and de-listed companies, and adding larger companies to the peer group in order to more appropriately reflect the Company’s financial performance and size. As a result, the Company’s peer group for purposes of aiding in establishing 2019 compensation levels (the “2019 Compensation Peer Group”) was comprised of the following companies:

Basic Energy Services, Inc.	C&J Energy Services, Inc.	Calfrac Well Services Ltd.	Superior Energy Services, Inc.
Keane Group, Inc. (1)	FTS International Inc.	Patterson‑UTI Energy Inc.	Helmerich & Payne, Inc.
Trican Well Service Ltd.	Liberty Oilfield Services, Inc.	Tetra Technologies, Inc.	Newpark Resources, Inc.
RPC, Inc.	Oceaneering International Inc.	Secure Energy Services, Inc.	Mammoth Energy Services, Inc.

(1)	On October 31, 2019, Keane Group, Inc. merged with C&J Energy Services, Inc. and changed its name to Nextier Oilfield Solutions Inc.
          The Compensation Committee utilizes the assessment of market practices and competitive pay levels for purposes as one of many factors it considered when establishing compensation for our Named Executive Officers, certain other senior executives, and our directors but does not benchmark compensation to a specific percentile of compensation paid by our peers.

Elements of Compensation
Base Salary
         As part of our executive compensation program, we pay a base salary to each of our executives in order to provide a consistent, minimum level of pay that is sufficient to allow us to attract and retain executives with the appropriate skills and experience for their positions. The Compensation Committee monitors and adjusts salaries for our Named Executive Officers over time as necessary to remain competitive with market rates for officers at similarly sized public companies and to reflect changes in each Named Executive Officer’s role, duties and responsibilities.
          Following its annual compensation analysis, in April 2019 the Compensation Committee adjusted the base salaries for each of Messrs. Denholm and Howell, effective in April 2019, to $240,000 and $325,000, respectively, in order to ensure their base salaries were competitive with similarly situated executives at other companies in the 2019 Compensation Peer Group. The Compensation Committee did not feel modifications to base salary levels were necessary for any of the other Named Executive Officers during its annual compensation analysis in April of 2019.
          Messrs. Gobe, Holderness, and Wilson were hired in the fall of 2019 and their initial base salaries were established at a level the Committee determined was appropriate given their responsibilities, experience and data regarding the pay for similarly situated executives in the 2019 Compensation Peer Group (or, for Mr. Gobe’s compensation as the Executive Chairman, the data regarding pay for similarly situated executives found in the Equilar General Industry Survey). Further, Mr. Smith’s base salary was reduced in connection with the modification of his role from Chief Financial Officer to Chief Administrative Officer in October of 2019. The following chart illustrates base salaries for our Named Executive Officers in 2018 and 2019.

	2018 Base Salary	April 2019 Base Salary	December 2019 Base Salary
Phillip A. Gobe	N/A	N/A	$450,000
Dale Redman	$700,000	$700,000	$700,000
Darin G. Holderness	N/A	N/A	$500,000
Jeffrey D. Smith	$500,000	$500,000	$425,000
David Sledge	$425,000	$425,000	$425,000
Newton W. “Trey” Wilson III	N/A	N/A	$400,000
Mark Howell	$300,000	$325,000	N/A
Ian Denholm	$225,000	$240,000	N/A
Annual Cash Incentive Awards
          Annual cash incentive awards granted to our Named Executive Officers are issued pursuant to our Annual Bonus Plan and are designed to provide our Named Executive Officers with the opportunity to earn an annual cash payment based on the performance of the Company against pre-established performance metrics over the calendar year, as well as the individual performance of each executive.
          Each year, the Compensation Committee establishes performance metrics and threshold, target, and maximum goals for each such metric. Potential payouts under the Annual Bonus Plan depend on the actual performance level for each metric established by the Committee, as outlined below.

Performance Level	Payout (as a % of Target Bonus)
Threshold	50%
Target	100%
Maximum	200%
          If performance falls between the specified performance levels, payments are determined via straight-line interpolation. If performance falls below the threshold performance level, no payments will be awarded. The Annual Bonus Plan provides the

Compensation Committee or the Board with the discretion to increase or decrease actual payout amounts otherwise resulting from the pre-established metrics, as it may deem necessary.
2019 Performance Measures and Determination of Payments
          In March 2019, the Compensation Committee established target bonuses under the Annual Bonus Plan for each of Messrs. Redman, Smith, Sledge, Howell, and Denholm of 110%, 75%, 100%, 67%, and 52% of base salary, respectively. Mr. Smith’s target bonus was revised to 65% in connection with his appointment as Chief Administrative Officer, and his total target bonus for the year was pro-rated to reflect the time he served both as Chief Financial Officer and Chief Administrative Officer. Target bonuses for each of Messrs. Gobe, Holderness and Wilson were established at 60%, 75% and 75% of base salary, respectively, when they were hired in the fall of 2019, and pro-rated for the number of days employed by the Company during 2019. Target bonus levels for each executive were established by the Compensation Committee after reviewing peer group data (or, for the Executive Chairman, Chief Accounting Officer and Chief Administrative Officer, the compensation data found in Equilar General Industry Survey) for each position and consideration of each Named Executive Officer’s responsibility and experience. Each officer had the opportunity to earn a maximum bonus of up to 200% of such officer’s target annual bonus, subject to actual performance against the metrics established by the Compensation Committee.
          Under the 2019 annual incentive program, 80% of each Named Executive Officer’s annual bonus was based on the achievement of the quantitative performance goals enumerated in the table below. The remaining 20% of the annual incentive was based upon a qualitative analysis of individual and operational performance for the 2019 fiscal year.

Measure	Weighting	Threshold	Target	Maximum	Actual 2019 Performance	Payout as a Percentage of Target Bonus (1)
Quantitative Measures
Adjusted EBITDA per Share (2)	40%	$3.83	$4.70	$5.26	5.01	59%
Year‑End Net Debt to Adjusted EBITDA Ratio (3)	20%	0.5	0.25	0.125	—	40%
Safety-Total Recordable Incident Rate (TRIR)	20%	1.2	1.0	0.8	0.83	37%
Quantitative Total	80%					136%
Qualitative Measure
Individual and Operational Performance	20%				(4)	0 - 40% (4)

Overall Total	100%				(4)	(4)

(1)	These amounts have been rounded to the nearest whole number.

(2)
We define EBITDA as earnings before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) loss/(gain) on extinguishment of debt, (iii) stock based compensation, and (iv) other unusual or non‑recurring (income)/expenses, such as impairment charges, severance, costs related to our IPO and costs related asset acquisition or one-time professional fees.

(3)	We define Net Debt as our total debt less our cash and cash equivalents.

(4)	Varies by executive. See the narrative immediately below for additional information.

          The Compensation Committee selected these performance metrics because they are important to the ongoing success of the Company and were intended to drive short-term business performance by focusing executives on key objectives that position the Company for sustained growth. Specifically, Adjusted EBITDA per share is a measure of our financial performance and capital structure, the Year End Net Debt to Adjusted EBITDA Ratio measures our liquidity and balance sheet management, and TRIR is an important measure of safety. The Qualitative component of the Annual Bonus Plan allows the Committee to assess performance across a variety of individual and operational performance factors.
 Overall, the Company’s operational performance for 2019 was very strong, particularly compared with its peers. In light of strong corporate and individual executive performance, the Compensation Committee made the determination to award $150,000, $200,000, $590,000, and $120,000 under the Annual Bonus Plan to each of Messrs. Gobe, Holderness, Sledge, and Wilson, respectively. The amounts awarded to each of Messrs. Gobe and Holderness were slightly in excess (by $32,000 for Mr. Gobe and $35,000 for Mr. Holderness) of the maximum bonus resulting from the payout percentages noted in the table above (i.e., 176% of target bonus). The

Committee determined that such additional amounts were appropriate for these individuals in recognition of the additional time and leadership required to shepherd the internal review conducted by the Company during 2019 and the implementation of the resulting remediation and improvement plan.
As a result of the internal and disclosure control deficiencies discovered during the internal review conducted during 2019, the Compensation Committee and the Board determined it was appropriate to pay no bonuses under the Annual Bonus Plan to Messrs. Redman and Smith for the 2019 fiscal year.
Long-Term Incentive Awards
          The Company maintains the Incentive Plan in order to facilitate the grant of equity incentives to directors, employees (including the Named Executive Officers) and consultants of our Company and certain of its affiliates and to enable us to obtain and retain the services of these individuals, which is essential to our long-term success. In 2019, 50% of the value of each Named Executive Officer’s long-term incentive awards were granted in the form of RSUs that vest in three substantially equal annual installments commencing on the first anniversary of the grant date and the remaining 50% in the form of PSUs that vest, if earned, following the completion of a three year performance period, in each case, subject to the Named Executive Officer’s continued employment through the end of such period. This mix of time- and performance-based awards is intended to achieve the twin goals of ensuring retention and driving performance, while aligning the interests of our Named Executive Officers with those of our shareholders by providing an opportunity for increased share holdings. Both PSUs and RSUs may be settled in shares of our common stock or in the cash equivalent of the same.
          The PSUs granted in 2019 vest based on the Company’s TSR as compared to the TSR of a designated peer group of companies. For purposes of the 2019 PSU awards, recipients of PSUs may earn between 0% and 200% of the target number of shares granted, as indicated in the following table. If performance falls between the specified performance levels, payouts will be determined via straight-line interpolation. If performance falls below the threshold performance level, no payouts will be awarded. Irrespective of the payout indicated by the table below, if the Company’s TSR is below zero on an absolute basis for the performance period, the number of PSUs earned shall not be greater than the target number of PSUs granted (i.e., the payout shall not be greater than 100%).

Company’s Percentile Rank in Peer Group	Payout (as a % of Target Number of PSUs Granted)
Below 25th Percentile	0%
25th Percentile	50%
50th Percentile	100%
75th Percentile	175%
90th Percentile and Above	200%
          The performance period for the 2019 PSU awards commenced on January 1, 2019 and ends on December 31, 2021. The 2019 performance peer group is comprised of the following 12 companies:

Basic Energy Services	C&J Energy Services, Inc.	Calfrac Well Services
FTS International, Inc.	Keane Group, Inc.	Liberty Oilfield Services
Patterson‑UTI Energy, Inc.	U.S. Well Services	RPC Inc.
STEP Energy Services	Superior Energy Services, Inc.	Trican Well Services

(1)	On October 31, 2019, Keane Group, Inc. merged with C&J Energy Services, Inc. and changed its name to Nextier Oilfield Solutions Inc.
          Should a peer company cease to exist as a separate publicly-traded company during the performance period (due to an acquisition or bankruptcy, for example), it will remain as a member of the Company’s peer group, with any peer company filing for bankruptcy ranked last in the peer group, and any peer company that is acquired ranked based on the stock price at which it was acquired.
          The annual value of each Named Executive Officer’s long-term incentive award is generally determined in conjunction with the Compensation Committee’s annual compensation analysis or, if later, in connection with the Named Executive Officer’s hire date following the Compensation Committee’s review of peer compensation data and consideration of each Named Executive Officer’s position and associated responsibilities. In 2019, in the Compensation Committee granted the RSUs and PSUs included in the table below to our Named Executive Officers. The grant date fair value of these awards can be found in the Summary Compensation Table, below.

Name	2019 Number of RSUs	2019 Target Number of PSUs
Phillip A. Gobe (1)	9,277	9,277
Dale Redman	88,235	88,235
Darin G. Holderness	14,552	14,552
Jeffrey D. Smith	29,412	29,412
David Sledge	26,471	26,471
Newton W. “Trey” Wilson III	14,552	14,552
Mark Howell	18,676	18,676
Ian Denholm	5,147	5,147

(1)	Does not include 12,182 RSUs that Mr. Gobe received while he was a non-employee director.

Employee Benefits and Perquisites
Health/Welfare Plans
          All of our full-time employees, including our Named Executive Officers, are eligible to participate in our health and welfare plans on the same basis, including: medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and group life insurance.
Retirement Plans
          We currently maintain a 401(k) retirement savings plan for our employees who satisfy certain eligibility requirements. Our Named Executive Officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions and we may make certain discretionary profit sharing contributions. Both the matching contributions and the profit sharing contributions vest in equal installments over four years of service, with accelerated vesting on retirement, death or disability. We believe that offering a vehicle for tax-deferred retirement savings through our 401(k) plan, and making matching contributions and profit sharing contributions that vest over time, add to the overall desirability of our compensation packages and further incentivize our employees in accordance with our compensation policies. We do not maintain any defined benefit pension plans or deferred compensation plans.
Perquisites
          Messrs. Redman, Smith, Sledge, and Wilson each participated in a vehicle allowance program during 2019. In addition, in 2019 we provided each of Messrs. Gobe and Holderness with a Company vehicle for their use while in Midland, Texas, and paid for accommodations in Midland, Texas for Mr. Gobe during the time that he served as only the Chairman of the Board and for Mr. Holderness. Neither the Company’s cost of the vehicle allowance program for Mr. Wilson nor the cost of the total perquisites provided to Mr. Gobe reached the threshold for disclosure in the Summary Compensation Table pursuant to SEC rules, so neither are reflected in such table or the footnotes thereto. See “Executive Compensation—Summary Compensation Table.”
          In 2019 the Company also provided other perquisites to its Named Executive Officers, including club memberships and dues and sporting event tickets. Finally, the Company made charitable donations on behalf of our Former Chief Executive Officer in 2019, as described below in “Executive Compensation—Summary Compensation Table.”
          The Compensation Committee will review the perquisites we provide to our Named Executive Officers periodically to ensure that they are necessary to retain our executives, appropriate, and consistent with benefits offered by companies with which we compete for executive talent.
Other Compensation Policies
          Consistent with our goal of aligning compensation practices with stockholder interests, the Board has adopted, and the Compensation Committee administers, an Executive Compensation Claw‑Back Policy and Executive Stock Ownership Policy.

Executive Compensation Claw‑Back Policy
          Under the terms of our Executive Compensation Claw-Back Policy, any incentive compensation, including equity awards, paid to an executive officer which was determined based on our performance against financial metrics will be subject to recovery by the Company in the event that the underlying financial metrics are negatively impacted by a restatement of our financial statements. In addition, incentive compensation, including equity awards, is subject to recovery by the Company where an executive engages in certain misconduct.
Executive Stock Ownership Policy
          Under the terms of our Executive Stock Ownership Policy, we have established equity ownership guidelines for our executive officers. Under these guidelines, the Chief Executive Officer must own shares of our common stock or certain equity awards with a value equal to not less than five times annual base pay, the Chief Financial Officer and Chief Operating Officer must own shares of our common stock or certain equity awards with a value equal to not less than three times annual base pay, and all other executive officers must own shares of our common stock or certain equity awards with a value equal to not less than one times their annual base pay. For Mr. Sledge, the deadline for compliance with these guidelines is September 11, 2023. Messrs. Gobe, Holderness, and Wilson, along with any individuals who became executive officers as a result of an internal promotion or a new hire, will have five years from the date of being named an executive officer to meet the stock ownership guidelines. Each of Messrs. Redman, Smith, Howell and Denholm ceased to be subject to these guidelines on the date he ceased to be an executive officer of the Company. In calculating the value of shares of our common stock or certain equity awards held for purposes of determining compliance with the policy, such value is equal to the closing price per share on the measurement date, based on shares owned outright and unvested RSUs, with the value of such unvested RSUs discounted by 40%. Unexercised option awards and unvested PSUs are excluded from the calculation.
No Tax Gross‑Ups
          We do not provide gross‑up payments to cover our Named Executive Officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.
Insider Trading Compliance Policy
          We believe that derivative transactions, including puts, calls and options, and hedging transactions for our securities carry a high risk of inadvertent securities laws violations and may lead to an officer, director or employee no longer having the same objectives as the Company’s other stockholders. For these reasons, we prohibit our directors, officers and employees from engaging in any type of derivative or hedging transactions in respect of our securities pursuant to our Insider Trading Compliance Policy.
Company stock pledged as collateral, including shares held in a margin account, may be sold without the consent of the holder by the lender in a foreclosure or default event, which could lead to inadvertent securities laws violations. For this reason, pursuant to our Insider Trading Compliance Policy, we prohibit pledging Company securities as collateral to secure loans and purchasing Company securities on margin.
Tax Implications
          Section 162(m) of the Code generally precludes a publicly held company from taking a federal income tax deduction for compensation paid in excess of $1 million per year to certain covered employees, which include our Named Executive Officers. There was an exception to the $1 million limitation for performance-based compensation meeting certain requirements. For taxable years beginning after December 31, 2017, this exemption has been repealed for all but certain grandfathered compensation arrangements. However, a privately held corporation that becomes a publicly held corporation before December 20, 2019 may rely on the transition rules provided in Treasury Regulation Section 1.162-27(f)(1) until the earliest of the events provided in Treasury Regulation Section 1.162-27(f)(2). Because our IPO occurred in 2017, certain compensation awarded or paid prior to the expiration of the period outlined in the transition rules may be fully tax deductible. To maintain flexibility in compensating the Company’s executive officers in a manner designed to promote achievement of corporate goals, retention and recruitment, the Compensation Committee has not adopted a policy requiring all compensation to be tax deductible and expects that the deductibility of certain compensation paid will be limited by Code Section 162(m).
Compensation Risk Assessment
          We believe that any risks associated with our compensation policies and practices are mitigated in large part by the following factors and, therefore, that no such risk are likely to have a material adverse effect on us:

•	We pay a mix of compensation which includes short-term cash and long-term equity-based compensation.

•
We base the vesting and payment of our incentive compensation awards on several different performance metrics, which discourages our employees from placing undue emphasis on any one metric or aspect of our business at the expense of others.

•	We believe that our performance metrics are reasonably challenging, yet should not require inappropriate risk-taking to achieve.

•
The performance metrics for awards under our Annual Bonus Plan include quantitative financial and operational metrics as well as qualitative metrics related to our operations, strategy and other aspects of our business and our Compensation Committee retains discretion to modify payout amounts under the Annual Bonus Plan as appropriate.

•
The performance periods under our PSUs overlap, and our time-vested restricted stock units generally vest over a three-year period. This mitigates the motivation to maximize performance in any one period at the expense of others.

•	Our Named Executive Officers are required to own our common stock at levels provided in our Executive Stock Ownership Guidelines.

•	We have instituted a clawback policy, which allows us to clawback compensation in the event of a financial restatement or certain misconduct.

•	We believe that we have an effective management process for developing and executing our short- and long-term business plans.

•	Our compensation policies and programs are overseen by the Compensation Committee.

•	The Compensation Committee retains an independent compensation consultant.
Compensation Decisions Following Fiscal Year End
Letter Agreement with Jeffrey D. Smith
          On March 13, 2020, Mr. Smith was appointed as a Special Advisor to the Chief Executive Officer and will no longer serve as the Chief Administrative Officer or an executive officer of the Company. Effective as of March 13, 2020, the Company and Mr. Smith entered into a letter agreement (the “2020 Smith Letter Agreement”) memorializing the terms of his role and related matters. Pursuant to the terms of the 2020 Smith Letter Agreement, Mr. Smith will continue to receive an annualized base salary of $425,000 but the Compensation Committee does not anticipate Mr. Smith receiving any future awards under the Incentive Plan in his new role. Mr. Smith will no longer be eligible to receive an annual cash bonus under the Annual Bonus Plan, including for the 2020 fiscal year. In addition, the 2020 Smith Letter Agreement terminated the employment agreement by and between Mr. Smith and the Company dated April 17, 2013 (the “Smith Employment Agreement”), effective as of March 13, 2020, except that the restrictive covenants set forth in Section 6 of the Smith Employment Agreement will continue in full force and effect.

          In addition, the 2020 Smith Letter Agreement provides Mr. Smith with the following benefits in exchange for his agreement to additional restrictive covenants that result in a total of a five-year non-competition and non-solicitation obligation (an increase from the one-year non-competition and three-year non-solicitation obligation set forth in the Smith Employment Agreement and in the award agreements documenting Mr. Smith’s equity awards under the Incentive Plan):

•
an extension of the exercise period applicable to the stock options granted under the Stock Option Plan that are vested and outstanding as of the date of Mr. Smith’s “Termination of Employment” (as defined in the Stock Option Plan) (the “Smith Extended Options”) such that the Smith Extended Options remain exercisable until the one-year anniversary of the date of Mr. Smith’s Termination of Employment; and

•
“cashless exercise” of the stock options granted under the both the Stock Option Plan and Incentive Plan that are outstanding as of March 13, 2020 (the “Smith Vested Options”) within the exercise periods described in the applicable award agreements and plans (as modified by the 2020 Smith Letter Agreement for the Smith Extended Options) such that Mr. Smith does not have to deliver any cash to exercise the Smith Vested Options but the number of shares of Stock delivered by the Company upon the exercise of the Smith Vested Options shall be reduced by the number of shares of Stock equal in value to the applicable exercise price and the associated tax withholding.

Chief Executive Officer Role
         On March 13, 2020, Mr. Redman informed the Board of his intent to resign from his position as the Chief Executive Officer and as a member of the Board as of such date and entered into a separation agreement with the Company. For additional information regarding the separation agreement with Mr. Redman, please see the section below entitled “Potential Payments upon Termination and Change of Control—Actions Taken Following December 31, 2019—Redman Separation Agreement.”

         Mr. Gobe was appointed as Chief Executive Officer effective as of March 13, 2020. Following this appointment, Mr. Gobe will no longer serve as the Company’s Executive Chairman but will continue to serve as the Company’s principal executive officer (as contemplated by Rule 13a-14 of the Exchange Act) and also continue to serve as the Chairman of the Board, a position he has held since July 11, 2019. Mr. Gobe will receive an annualized base salary of $800,000 and will be eligible (i) to receive an annual cash bonus with a target value of 100% of his base salary under the Amended Annual Bonus Plan (adjusted for 2020 to reflect his position, duties and compensation prior to and following his appointment as Chief Executive Officer), (ii) to participate in the Executive Severance Plan as a “Tier 1 Executive” and (iii) to participate in those benefit plans and programs of the Company available to similarly situated executives. Mr. Gobe also received an equity award consisting of PSUs with a grant date target value of approximately $1,320,000 and RSUs with a grant date value of approximately $880,000, in each case, under the Incentive Plan in connection with his appointment as Chief Executive Officer. Mr. Gobe’s compensation in this new role was established following the Compensation Committee’s review of data from Meridian regarding pay for similarly situated executives at our peer companies and an evaluation of his experience and importance to the organization, in particular, the role he will play in the successful implementation of the remediation and improvement plan implemented by the Company following its internal review. For additional information regarding the Executive Severance Plan please see the section below entitled “Potential Payments upon Termination and Change of Control—Actions Taken Following December 31, 2019—Executive Severance Plan.”
Chief Financial Officer Role
         On April 10, 2020, the Board appointed Mr. Holderness Chief Financial Officer, removing his previous interim title. Following this appointment, Mr. Holderness will continue to serve as the Company’s principal financial officer (as contemplated by Rule 13a-14 of the Exchange Act), a position he has held since October 3, 2019. No changes to Mr. Holderness’s annual compensation were made in connection with his appointment as Chief Financial Officer. However, effective April 10, 2020, Mr. Holderness became eligible to participate in the Amended Executive Severance Plan as a “Tier 2 Executive,” as described below under “—Executive Severance Plan.” For additional information regarding the Amended Executive Severance Plan please see the section below entitled “Potential Payments upon Termination and Change of Control—Actions Taken Following December 31, 2019—Amended Executive Severance Plan.”
Annual Bonus Plan
         On February 11, 2020, the Board approved the Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (the “Amended Annual Bonus Plan”), which amends and restates the Annual Bonus Plan.
         The Amended Annual Bonus Plan was approved to reflect changes made to the Internal Revenue Code pursuant to federal tax legislation enacted by Congress in 2017. In addition, the Amended Annual Bonus Plan makes the following changes to the Annual Bonus Plan: (i) expands the definition of “Eligible Individual” to include not only the Company’s executive officers but also senior managers of the Company, (ii) enables the Compensation Committee, as the administrator of the Amended Annual Bonus Plan, to delegate certain administrative authorities under the Amended Annual Bonus Plan to the Company’s executive officers for those participants in the Amended Annual Bonus Plan that are not executive officers of the Company, and (iii) clarifies the applicable administrator’s discretion to modify the performance goals and bonus amounts under the Amended Annual Bonus Plan.
         The Amended Annual Bonus Plan governs cash incentive awards made each year to key executives and senior management members of the Company, and is effective for awards made in 2020 and thereafter. Awards under the Amended Annual Bonus Plan are tied to the achievement of performance goals, which may be based on qualitative or quantitative measures, or both, as determined by the Compensation Committee or other applicable administrator.
         Cash payouts of the awards made under the Amended Annual Bonus Plan are generally made in accordance with pre-established targets, subject to the discretion of the Committee.
Executive Severance Plan
         On March 13, 2020, the Board adopted the ProPetro Services, Inc. Executive Severance Plan (the “Executive Severance Plan”). The Compensation Committee and the Board adopted the Executive Severance Plan because they felt it was desirable to pivot away from individually negotiated employment agreements and towards a streamlined plan providing for more uniform treatment upon a termination of employment. The amounts of the severance and benefits established under the Executive Severance Plan were selected after the Compensation Committee received advice from Meridian regarding the types and amounts of severance that are market among the Company’s peers. The Compensation Committee also considered its members’ considerable experience in the industry when making this determination. The “Tier” level assigned to each participant in the plan was determined based on each participant’s position and responsibility.
         On April 10, 2020, the Board adopted the ProPetro Services, Inc. Amended and Restated Executive Severance Plan (the “Amended Executive Severance Plan”), which amends the Executive Severance Plan such that any severance amounts that become payable will be calculated without taking into account any temporary reduction to a participant’s annualized base salary in connection with a general reduction in base salaries that affects all similarly situated employees of the Company in substantially the same proportions, as determined by the Compensation Committee in its sole discretion.
         Each of Messrs. Gobe, Holderness and Wilson are participants in the Amended Executive Severance Plan as are certain other executives of the Company who are not Named Executive Officers. The participation agreements for each of Messrs. Gobe, Holderness and Wilson included the termination of the Gobe Letter Agreement, the Holderness Letter Agreement and the Wilson Employment Agreement (each as defined below), respectively, except for the provisions of those agreements containing restrictive covenants. The Amended Executive Severance Plan is described in detail below, in the section entitled “Potential Payments upon Termination and Change of Control—Actions Taken Following December 31, 2019—Amended Executive Severance Plan.”
Responsiveness to Current Economic Environment
         Our Named Executive Officers each volunteered for temporary reductions in base salary as a result of the current market conditions. On April 2, 2020, the Compensation Committee approved the following temporary reductions to base salaries for our Named Executive Officers, effective April 13, 2020:

•	20% salary reduction for Mr. Gobe;

•	15% salary reduction for Messrs. Holderness, Sledge and Wilson; and

•	10% salary reduction for Mr. Smith.
         Given these reductions, the Named Executive Officers’ base salaries are as reflected in the table below:

	December 31, 2019 Base Salary	March 2020 Base Salary	April 13, 2020 Base Salary
Phillip A. Gobe	$450,000	$800,000	$640,000
Dale Redman	$700,000	$700,000	N/A
Darin G. Holderness	$500,000	$500,000	$425,000
Jeffrey D. Smith	$425,000	$425,000	$382,500
David Sledge	$425,000	$425,000	$361,250
Newton W. “Trey” Wilson III	$400,000	$400,000	$340,000
Mark Howell	N/A	N/A	N/A
Ian Denholm	N/A	N/A	N/A
Letter Agreement with David Sledge
         On April 9, 2020, the Company entered into a letter agreement with David Sledge (the “Sledge Letter Agreement”). The Sledge Letter Agreement describes a reduction in Mr. Sledge’s annualized base salary, effective April 13, 2020, which is consistent with the voluntary reduction in certain executives’ base salaries as a result of current market conditions.
         The Sledge Letter Agreement also clarifies that, similar to the terms of the Amended Executive Severance Plan, Mr. Sledge’s revised annualized base salary will not be used for purposes of calculating any severance payment that Mr. Sledge may become eligible to receive pursuant to the terms of the employment agreement by and between the Company and Mr. Sledge, effective April 17, 2013 (the “Sledge Employment Agreement”). For additional information regarding the severance amounts payable to Mr. Sledge upon certain terminations of employment, please see the sections below entitled “Potential Payments upon Termination and Change of Control—Employment Agreements with Messrs. Redman, Smith and Sledge” and “Potential Payments upon Termination and Change of Control—Actions Taken Following December 31, 2019—Letter Agreement with David Sledge.”
         The Sledge Letter Agreement contains Mr. Sledge’s acknowledgment of and consent to the aforementioned changes and provides that the Sledge Employment Agreement is deemed to be amended by the Sledge Letter Agreement to the extent that any provision of the Sledge Letter Agreement is inconsistent with the terms of the Sledge Letter Agreement. For additional information regarding the Sledge Employment Agreement please see the section below entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Messrs. Redman, Smith, Sledge and Howell.”

REPORT OF THE COMPENSATION COMMITTEE
         The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this annual report on Form 10-K.

The Compensation Committee of the Board of Directors,

Pryor Blackwell (Chair)
Anthony Best
Jack B. Moore
Michele V. Choka

EXECUTIVE COMPENSATION
Summary Compensation Table
         The following table summarizes the compensation provided by us to our Named Executive Officers for the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non‑equity incentive plan compensation(3) ($)	All Other Compensation(4) ($)	Total ($)

Phillip A. Gobe (5) (6)	2019	142,078(8)	32,000	422,370(9)	—	118,000	—	714,448
Chief Executive Officer

Dale Redman (6)	2019	700,000	—	4,975,572	—	—	49,336	5,724,908
Former Chief Executive Officer	2018	684,615	—	3,360,534	—	1,400,000	304,863	5,750,012
	2017	465,385	905,000	1,740,194	5,116,436	—	153,370	8,380,385

Darin G. Holderness (5)	2019	159,035(10)	35,000	286,093	—	165,000	20,725	665,853
Chief Financial Officer

Jeffrey D. Smith (5) (6)	2019	483,558	—	1,658,543	—	—	10,800	2,152,901
Former Chief Administrative Officer	2018	500,000	—	1,344,232	—	750,000	22,732	2,616,964
	2017	384,615	575,000	652,592	3,325,090		20,101	4,957,398

David Sledge	2019	425,000	—	1,492,699	—	590,000	10,800	2,518,499
Chief Operating Officer	2018	425,000	—	1,209,818	—	850,000	17,887	2,502,705
	2017	344,231	935,000	652,592	2,573,526	—	10,800	4,516,149

Newton W. “Trey” Wilson III (7)	2019	96,923	—	286,093	—	120,000	—	503,016
General Counsel and Corporate Secretary
Mark Howell (7)	2019	245,055	—	1,053,139	—	—	896,594	2,194,788
Former General Counsel and Corporate Secretary	2018	284,616	—	806,530	—	400,000	1,200	1,492,346
	2017	197,116	175,000	435,069	72,863	—	28,626	908,674

Ian Denholm (5)	2019	228,050	135,254	301,733	—	—	29,528	694,565
Former Chief Accounting Officer	2018	214,846	135,254	235,248	—	250,000	—	835,348
	2017	162,058	307,527	53,848	72,863	—	—	596,296

(1)
Amounts in this column for Messrs. Gobe and Holderness represent a discretionary increase to the short-term cash incentive awards paid to such Named Executive Officers pursuant to the Company’s Senior Executive Incentive Bonus Plan (the “Bonus Plan”), in each case, based upon such Named Executive Officer’s performance during 2019. See Note 3 below and “Elements of Compensation for the 2019 Fiscal Year—Annual Cash Incentive Awards” above for additional information regarding these awards. Amounts in this column for Mr. Denholm represent a bonus payable in connection with our IPO, in three installments, with the first installment payable upon our IPO and the remaining two installments payable over the following two years.

(2)
Amounts in these columns reflect the aggregate grant date fair value of the RSU and PSU awards granted in 2019 under the Incentive Plan, calculated in accordance with FASB ASC Topic 718. For Mr. Denholm, the amount also reflects the incremental fair value of the modified awards of RSUs, PSUs and stock options as described below in “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement.” The FASB ASC Topic 718 value for the RSUs was calculated using the closing price per share of our common stock on the date of grant applied to the total number of RSUs granted. The FASB ASC Topic 718 grant date fair value of the PSUs was determined using a Monte Carlo simulation. For information regarding assumptions underlying the valuation of equity awards, see Note 14 of the Consolidated Financial Statements included in this Form 10-K. If the grant date value of the 2019 PSU awards was calculated based on the maximum possible payout, the grant date fair value for such awards for Messrs. Gobe, Redman, Holderness, Smith, Sledge, Wilson, Howell and Denholm would have been equal to $205,393, $6,144,685, $322,181, $2,048,252, and $1,843,440, $322,181, $1,300,597 and $358,437, respectively. The actual amount realized upon settlement of PSU and RSU awards will depend upon the market price of the Company’s stock on the settlement date.

(3)
Amounts in this column represent the short-term cash incentive awards for performance during the 2019 fiscal year pursuant to the Bonus Plan, determined based on achievement of the applicable performance metrics. Based upon performance during 2019, the Board exercised its discretion under the Bonus Plan not to pay an annual bonus to either Mr. Redman or Mr. Smith. See “Elements of Compensation for the 2019 Fiscal Year—Annual Cash Incentive Awards” above for additional informational regarding these awards.

(4)
As shown in the table below, amounts in this column for 2019 include the cost of the Company’s vehicle allowance program for Messrs. Redman, Smith, and Sledge, and for Mr. Holderness, the amount in this column includes the value of the Company vehicle provided to him for his use while in Midland, Texas, which was determined by multiplying the number of miles Mr. Holderness drove the vehicle in 2019 by $0.58, which is the Internal Revenue Service’s mileage reimbursement rate for business travel in 2019. For Mr. Redman, the amount reported for 2019 also includes the cost of certain other perquisites, including club dues and membership fees, charitable donations made on behalf of Mr. Redman and the cost of certain sporting event tickets purchased by the Company for Mr. Redman’s use. For Mr. Holderness, the amount reported for 2019 also includes reimbursements for travel to and from Midland, Texas (excluding any travel expenses incurred while serving as a consultant to the Company) and payment of his housing expenses in Midland, Texas. Many of the Named Executive Officers had spouses accompany them on business trips at no additional incremental cost to the Company. For Mr. Howell, the amount in this column reported for 2019 includes (i) 401(k) contributions made by ProPetro Services, Inc. (ii) cash severance and (iii) the cost of continued health coverage following his termination of employment pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), in each case of clauses (ii) and (iii), paid pursuant to the Howell Separation Agreement (as defined and described below in “Potential Payments upon Termination or Change in Control—Howell Separation Agreement”). Finally, for Mr. Denholm, the amount in this column reported for 2019 includes payment of his accrued but unused paid time off upon the Denholm Separation Date (as defined below) and cash severance paid pursuant to the Denholm Separation Agreement (as defined and described below in “Potential Payments upon Termination or Change in Control—Denholm Separation Agreement”).

Name	Vehicle Allowance Program ($)	Contribution to 401(k) Plan ($)	Company Vehicle Use ($)	Club Dues/Membership Fees ($)	Charitable Donations ($)	Sporting Event Tickets ($)	Housing Allowance & Travel Benefits ($)	Severance ($)	Vacation Payout ($)	COBRA ($)	Total ($)

Phillip A. Gobe	—	—	—	—	—	—	—	—	—	—	—
Dale Redman	10,800	—	—	1,743	22,145	14,648	—	—	—	—	49,336
Darin G. Holderness	—	—	1,871	—	—	—	18,854	—	—	—	20,725
David Sledge	10,800	—	—	—	—	—	—	—	—	—	10,800
Jeffrey D. Smith	10,800	—	—	—	—	—	—	—	—	—	10,800
Newton W. “Trey” Wilson III	—	—	—	—	—	—	—	—	—	—	—
Mark Howell	—	2,769	—	—	—	—	—	892,308	—	1,517	896,594
Ian Denholm	—	—	—	—	—	—	—	18,846	10,682	—	29,528

The “All Other Compensation” amounts for 2017 have been increased for Mr. Redman from $10,800 to $153,370 and for Mr. Smith from $10,800 to $20,101. The “All Other Compensation” amounts for 2018 have been increased for Mr. Redman from $19,248 to $304,863, for Mr. Smith from $16,887 to $22,732, and for Mr. Sledge from $16,887 to $17,887.

During 2019, Messrs. Redman and Smith reimbursed the Company in full for the following perquisites, which were inadvertently provided by the Company and unintentionally not disclosed in 2017 and 2018, but which are now included in the “All Other Compensation” column above for the relevant year:

•
Mr. Redman’s 2017 perquisites have been increased to include $31,606 in plane maintenance expenses associated with personal use of his plane (which was frequently used for business travel), as well as the cost of personal travel and associated expenses, charitable donations made on behalf of Mr. Redman, medical costs and insurance, retail expenditures, sporting, movie and event tickets, subscription services, dry cleaning, meals, groceries and other supplies, which equal $38,160 in total.

•
Mr. Redman’s 2018 perquisites have been increased to include $97,269 in personal travel and associated expenses, $60,273 in plane maintenance expenses associated with personal use of his plane (which was frequently used for business travel), as well as the cost of charitable donations made on behalf of Mr. Redman, medical costs, retail expenditures, sporting, movie and event tickets, subscription services, dry cleaning, meals, groceries and other supplies, which equal $60,188 in total.

•
Mr. Smith’s 2017 and 2018 perquisite amounts have been increased to reflect the cost of his personal travel and associated expenses, retail expenditures and meals totaling $9,301 and $5,845 respectively.

The Company determined that it also previously failed to include the following amounts in the “All Other Compensation” column for the relevant year, for which amounts the Named Executive Officers were not asked to, and did not, reimburse the Company.

•
Mr. Redman’s 2017 perquisites have been increased to include the value of sporting and event ticket purchases, charitable donations made on behalf of Mr. Redman, and $52,665, which reflects the cost of the pilots provided by the Company for Mr. Redman’s personal use of his plane.

•
Mr. Redman’s 2018 perquisites have been increased to include the value of ticket purchases, $26,680 in charitable donations made on behalf of Mr. Redman, and $40,433, which reflects the cost of the pilots provided by the Company for Mr. Redman’s personal use of his plane.

•	Mr. Sledge’s 2018 perquisites have been increased to include the cost of charitable donations made on behalf of Mr. Sledge.
The Company frequently used Mr. Redman’s personal plane for business travel and, as a result, in each of 2017 and 2018 the Company employed pilots to fly that plane. The pilots flew Mr. Redman’s plane both for personal and business flights. The perquisite amount allocable to Mr. Redman for the cost of the pilots employed by the Company was determined by (i) multiplying (A) the sum of the pilots’ salaries, the Company’s portion of the pilots’ payroll taxes and health insurance, and travel expenses incurred by the pilots on trips (e.g., the cost of lodging and meals) for each of 2017 and 2018 by (B) a fraction, the numerator of which is the total business flight hours for which the plane was used by Mr. Redman during each year and the denominator of which is the plane’s total flight hours for such year, (ii) reducing the total amount of the pilots’ expenses as set forth in clause (A) by the product determined in clause (i), and (iii) reducing the resulting difference by the amount that Mr. Redman and his affiliates reimbursed the Company for the cost of the pilots in such year. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Perquisites” for a further description.

(5)
On October 3, 2019, the Board appointed Messrs. Gobe, Holderness and Smith to the positions of Executive Chairman, Interim Chief Financial Officer and Chief Administrative Officer, respectively. Effective as of such date, Mr. Smith ceased to serve as the Chief Financial Officer . On April 10, 2020, Mr. Holderness was appointed Chief Financial Officer, removing the previous interim title. In addition, effective October 3, 2019, Mr. Denholm resigned from his role as Chief Accounting Officer and served as an employee of the Company until December 8, 2019.

(6)
Mr. Redman resigned from his position as Chief Executive Officer on March 13, 2020, and Mr. Gobe was appointed Chief Executive Officer as of such date. Effective as of the same date, Mr. Smith was appointed Senior Advisor to the Chief Executive Officer and ceased to serve as Chief Administrative Officer.

(7)
On August 30, 2019, Mr. Howell gave the Board notice of his intent to resign from his position as General Counsel and Corporate Secretary, effective September 29, 2019, and on September 30, 2019, the Board appointed Mr. Wilson to the office of General Counsel and Corporate Secretary.

(8)
This amount includes (i) $98,654 that Mr. Gobe received for his service as an executive officer and (ii) $43,424 that Mr. Gobe received for his service as Chairman of the Board prior to appointment as an executive officer . Mr. Gobe stopped receiving compensation for his service as a member of the Board upon his appointment to Executive Chairman and principal executive officer, effective October 3, 2019.

(9)
This amount includes the value of (i) 12,182 RSUs that Mr. Gobe received for his service on the Board in 2019, (ii) 9,277 RSUs that Mr. Gobe received for his service as an executive officer of the Company and (iii) 9,277 target PSUs that Mr. Gobe received for his service as an executive officer of the Company. For additional information, see “Grants of Plan-Based Awards” below.

(10)
This amount includes (i) $109,615 that Mr. Holderness received in 2019 for his service as Interim Chief Financial Officer and (ii) $49,420 that Mr. Holderness received for consulting services provided to the Company from July 2019 until his appointment as Interim Chief Financial Officer on October 3, 2019.

Grants of Plan‑Based Awards

Name			Estimated Possible Payouts Under Non‑Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards
	Grant Date	Date of Award Approval	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)(3)	($)(4)

Phillip A. Gobe (5)	7/11/2019	7/10/2019	—	—	—	—	—	—	12,182	239,985
	10/7/2019	10/3/2019	—	—	—	—	—	—	9,277	79,689
	10/7/2019	10/3/2019				4,638	9,277	18,554	—	102,696
			33,750	67,500	135,000	—	—	—	—	—
Dale Redman	3/18/2019	2/25/2019	—	—	—	—	—	—	88,235	1,903,229
	3/18/2019	2/25/2019	—	—	—	44,117	88,235	176,470	—	3,072,343
			385,000	770,000	1,540,000	—	—	—	—	—
Darin G. Holderness	10/7/2019	10/3/2019	—	—	—	—	—	—	14,552	125,002
	10/7/2019	10/3/2019	—	—	—	7,276	14,552	29,104	—	161,091
			46,875	93,750	187,500	—	—	—	—	—
Jeffrey D. Smith	3/18/2019	2/25/2019	—	—	—	—	—	—	29,412	634,417
	3/18/2019	2/25/2019	—	—	—	14,706	29,412	58,824	—	1,024,126
			175,157	350,313	702,626	—	—	—	—	—
David Sledge	3/18/2019	2/25/2019	—	—	—	—	—	—	26,471	570,979
	3/18/2019	2/25/2019	—	—	—	13,235	26,471	52,942	—	921,720
			212,500	425,000	850,000	—	—	—	—	—
Newton W. “Trey” Wilson III	10/7/2019	10/3/2019	—	—	—	—	—	—	14,552	125,002
	10/7/2019	10/3/2019	—	—	—	7,276	14,552	29,104	—	161,091
			37,800	75,600	151,200	—	—	—	—	—
Mark Howell (6)	3/18/2019	2/25/2019	—	—	—	—	—	—	18,676	402,841
	3/18/2019	2/25/2019	—	—	—	9,338	18,676	37,352	—	650,298
			110,000	220,000	440,000	—	—	—	—	—
Ian Denholm (7)	3/18/2019	2/25/2019	—	—	—	—	—	—	5,147	111,021
	3/18/2019	2/25/2019	—	—	—	2,573	5,147	10,294	—	179,219
			62,500	125,000	250,000	—	—	—	—	—

(1)
Amounts in these columns represent the estimated payouts for annual cash incentive awards for 2019 assuming threshold, target and maximum performance achievement. For Messrs. Gobe, Holderness and Wilson, these columns represent the pro-rata portion of their annual cash incentive awards for the portion of 2019 following their respective appointments. For Mr. Smith, these columns have been adjusted to take into account the value of his potential annual cash incentive calculated based on the portion of the year he served as each of Chief Financial Officer and Chief Administrative Officer. Mr. Howell and Mr. Denholm each forfeited their annual cash incentive awards in connection with their respective terminations of employment. The actual amounts paid to our Named Executive Officers for 2019 can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. See “Elements of Compensation for the 2019 Fiscal Year—Annual Cash Incentive Awards” above for additional information regarding these awards.

(2)
These amounts represent the threshold, target and maximum number of PSUs granted to the Named Executive Officers during 2019. The number of PSUs which ultimately vest is based on the performance of the Company’s TSR relative to the TSR of the companies in our performance peer group during the three-year performance period ending on December 31, 2021, subject to the Named Executive Officer’s continued employment through such date. The PSUs granted in 2019 were subsequently cancelled and regranted on June 4, 2020 in order to ensure the availability of an exemption from liability under Section 16(b) of Exchange Act with respect to these awards. No changes were made to the terms of the awards in connection with the cancellation and regranting of such awards other than the date of grant.

(3)
Other than as described in Note 5 below, amounts in this column reflect RSUs granted to the Named Executive Officers during 2019, which vest as to one-third on each of the first three anniversaries of the applicable date of grant, subject to the Named Executive Officer’s continued employment through each such date.

(4)
These amounts represent the aggregate grant date fair value of RSUs and PSUs granted in 2019 to the Named Executive Officers, computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of the PSUs is based on probable outcome with regard to the applicable performance metrics. For information regarding assumptions underlying the valuation of equity awards, see Note 14 of the Consolidated Financial Statements in this Form 10-K.

(5)
Mr. Gobe’s award of 12,182 RSUs on July 11, 2019 was granted to Mr. Gobe pursuant to the Amended Director Compensation Policy in connection with his appointment as a member of the Board and as Chairman of the Board and will vest in full on the earliest to occur of (i) July 11, 2020, (ii) the day immediately preceding our 2020 annual meeting of stockholders and (iii) the occurrence of a Change in Control (as defined in the Incentive Plan and described below under

“Potential Payments Upon Termination or Change in Control—Incentive Plan Awards”), subject to Mr. Gobe’s continued service through the applicable vesting date.

(6)
Pursuant to the terms of the Incentive Plan, Mr. Howell forfeited all of his unvested RSUs and PSUs in connection with his September 29, 2019 separation, as described below in “Outstanding Equity Awards for Fiscal Year Ended December 31, 2019” and “Potential Payments Upon Termination or Change in Control—Howell Separation Agreement.”

(7)
Pursuant to the terms of the Denholm Separation Agreement (as defined and described in “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement), Mr. Denholm forfeited all of the unvested RSUs and PSUs that did not become vested in connection with his December 8, 2019 separation, as describe below in “Outstanding Equity Awards for Fiscal Year Ended December 31, 2019.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements with Messrs. Redman, Smith, Sledge and Howell
         Prior to Mr. Howell’s September 29, 2019 resignation and Mr. Redman’s March 13, 2020 resignation, we were party to employment agreements with each of Messrs. Redman, Smith, Sledge and Howell. The employment agreements provide for an initial two-year term with an automatic renewal for successive one year terms unless either party gives notice of non-extension to the other no later than 90 days prior to the expiration of the then-applicable term.
         The employment agreements provide for initial base salaries of $250,000 for each of Messrs. Redman, Smith, Sledge and Howell.
         For Messrs. Redman, Smith and Sledge, the employment agreements provide that such Named Executive Officers will be eligible to receive an annual cash bonus in an amount up to 50% of the Named Executive Officer’s annual base salary, based upon individual and Company annual performance targets established by the Board in its sole discretion, stock option awards in connection with the IPO of the Company and four weeks of paid vacation. Pursuant to the terms of the employment agreements, the Board has the discretion to determine the amount of the annual bonuses payable based on achievement of such performance goals.
         Mr. Howell’s employment agreement provides that he will be eligible to receive an annual cash bonus in an amount commensurate with other public company executive officers, based upon individual and Company annual performance targets established by the Board in its sole discretion, and equity awards on a basis commensurate with other public company executive officers. In addition, Mr. Howell’s employment agreement provided for a reimbursement for all reasonable expenses that he incurred in connection with his relocation to the Midland, Texas area. Pursuant to the terms of the employment agreement, the Board has the discretion to determine the amount of the annual bonuses payable based on achievement of such performance goals.
         As described below in “Potential Payments Upon Termination or Change in Control—Employment Agreements—Employment Agreements with Messrs. Redman, Smith and Sledge,” pursuant to the employment agreements with Messrs. Redman, Smith, Sledge and Howell, upon termination of employment by the Company without Cause or by the Named Executive Officer for Good Reason, each Named Executive Officer is eligible to receive certain severance payments and benefits. Each Named Executive Officer will be required to execute a release of claims in favor of the Company in order to receive his severance benefits. The agreements also contain noncompetition covenants that apply through one year following termination of employment and non-solicitation covenants that apply through three years following termination of employment.
Employment Agreement with Mr. Wilson
         On September 25, 2019, the Company entered into an employment agreement with Mr. Wilson appointing him as General Counsel and Corporate Secretary, effective September 30, 2019 (the “Wilson Employment Agreement”). The Wilson Employment Agreement provides for an initial two-year term with an automatic renewal for successive one year terms unless either party gives notice of non-extension to the other no later than 30 days prior to the expiration of the then-applicable term.
         The Wilson Employment Agreement provides for (i) an annualized base salary of $400,000, (ii) eligibility to receive an annual cash bonus with a target value of 75% of Mr. Wilson’s base salary under the Bonus Plan (prorated for 2019 based on months of service as General Counsel and Corporate Secretary), (iii) cash retention bonuses equal to $25,000 each, to be paid on the first and second anniversaries of the effective date and (iv) four weeks of paid vacation.
         As described below in “Potential Payments Upon Termination or Change in Control—Employment Agreements—Employment Agreement with Mr. Wilson,” pursuant to the Wilson Employment Agreement, upon termination of employment by the Company without Cause or by Mr. Wilson for Good Reason, Mr. Wilson is eligible to receive certain severance payments and benefits. Mr. Wilson will be required to execute a release of claims in favor of the Company in order to receive his severance benefits. The Wilson Employment Agreement also contains noncompetition and non-solicitation covenants that apply through one year following termination of employment.

Letter Agreements with Messrs. Redman and Smith
         In connection with Mr. Redman’s removal as principal executive officer, the Company entered into a letter agreement with Mr. Redman effective October 3, 2019 (the “Redman Letter Agreement”). The Redman Letter Agreement describes Mr. Redman’s responsibilities, outlines the reporting relationship of each of the Company’s executive officers and includes Mr. Redman’s acknowledgment of and consent to these changes. The Redman Letter Agreement also confirms that Mr. Redman’s base salary and annual cash bonus opportunity under the Bonus Plan will remain unchanged and subject to Board discretion, and that his annual equity awards under the Incentive Plan will continue to be determined by the Compensation Committee in its sole discretion. The Redman Letter Agreement does not amend or supersede the employment agreement by and between the Company and Mr. Redman, effective April 17, 2013 (the “Redman Employment Agreement”), and confirms that the Redman Employment Agreement shall remain in full effect.
         On October 3, 2019, the Company entered into a letter agreement with Mr. Smith memorializing the terms of his revised role as Chief Administrative Officer (the “Smith Letter Agreement”). The Smith Letter Agreement describes Mr. Smith’s responsibilities and compensation as Chief Administrative Officer, including (i) an annualized base salary of $425,000, (ii) eligibility to receive an annual cash bonus under the Bonus Plan with a target value of 65% of his base salary (provided, that his 2019 bonus opportunity will take into account his position, duties and compensation prior to and following his appointment as Chief Administrative Officer and will remain subject to Board discretion) and (iii) continued eligibility to receive annual equity awards under the Incentive Plan as determined by the Compensation Committee of the Board in its sole discretion. The Smith Letter Agreement contains Mr. Smith’s acknowledgment of and consent to the aforementioned changes and provides that the Smith Employment Agreement, is deemed to be amended by the Smith Letter Agreement to the extent that any provision of the Smith Employment Agreement is inconsistent with the terms of the Smith Letter Agreement.
Letter Agreements with Messrs. Gobe and Holderness
         On October 3, 2019, the Company entered into a letter agreement with Mr. Gobe memorializing the terms of his role as Executive Chairman (the “Gobe Letter Agreement”). Pursuant to the Gobe Letter Agreement, Mr. Gobe will receive an annualized base salary of $450,000 and will be eligible (i) to receive an annual cash bonus with a target value of 60% of his base salary under the Bonus Plan (prorated for 2019 based on months of service as Executive Chairman) and (ii) in 2020, to receive an equity award under the Incentive Plan with a grant date target value of approximately $637,500.
         On October 3, 2019, the Company also entered into a letter agreement with Mr. Holderness memorializing the terms of his role as Interim Chief Financial Officer (the “Holderness Letter Agreement”). Pursuant to the Holderness Letter Agreement, Mr. Holderness will receive an annualized base salary of $500,000 and reimbursement by the Company for reasonable expenses for temporary housing and travel incurred while performing services as Interim Chief Financial Officer. The Holderness Letter Agreement also provides that Mr. Holderness will be eligible (i) to receive an annual cash bonus under the Bonus Plan with a target value of 75% of his base salary (prorated for 2019 based on months of service as Interim Chief Financial Officer) and (ii) in 2020, to receive an equity award under the Incentive Plan with a grant date target value of approximately $1,000,000. So long as Mr. Holderness has aided in identifying, training and successfully transitioning his successor prior to his termination of employment, he will be eligible to receive a pro-rata bonus for the year in which his employment with the Company terminates, calculated based on the portion of such calendar year that he is employed by the Company and the performance of the Company for that full calendar year. See “Potential Payments Upon Termination or Change in Control—Holderness Agreements”).
Perquisites
         As described in Note 4 to the Summary Compensation Table, in 2017 and 2018 the Company unintentionally provided certain perquisites to Messrs. Redman and Smith due to inadequate expense documentation associated with the Company’s expense reimbursement practices. The Company has remediated the internal and disclosure control deficiencies that led to the provision and nondisclosure of these benefits. The Company has also adopted enhanced documentation requirements and revised key internal control policies and procedures with an emphasis on transactions involving related parties or potential conflicts of interest and travel and entertainment expense reimbursement. Messrs. Redman and Smith have each reimbursed the Company for these amounts.
         In addition, during 2017 and 2018, the Company provided certain sporting and event tickets to Mr. Redman, made charitable donations on behalf of Messrs. Redman and Sledge, and employed pilots to fly Mr. Redman’s personal plane for both personal and business flights, providing them with salary and health benefits. The Company did not request the Named Executive Officers to reimburse these amounts, but these perquisites are no longer provided by the Company.
         The Company has increased the amounts reported in the Summary Compensation Table in the “All Other Compensation” column for each of 2017 and 2018 as appropriate and included additional disclosure in the footnotes thereto to rectify this oversight in the prior disclosures.

Outstanding Equity Awards for Fiscal Year Ended December 31, 2019
          The following table reflects information regarding outstanding and unvested stock options, RSUs and PSUs held by our Named Executive Officers as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested(6) (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested(5) ($)

Phillip A. Gobe	—	—	—	—	21,459	241,414	—	—
	—	—	—	—	—	—	18,554	208,733

Dale Redman	699,852(1)	—	3.96	6/14/2023	—	—	—	—
	501,540(2)	—	2.25	7/19/2026	—	—	—	—
	59,994(3)	59,994	14.00	3/16/2027	—	—	—	—
	—	—	—	—	160,596	1,806,705	—	—
	—	—	—	—	—	—	320,978	3,611,003

Darin G. Holderness	—	—	—	—	14,552	163,710	—	—
	—	—	—	—	—	—	29,104	327,420

Jeffrey D. Smith	699,852(1)	—	3.96	6/14/2023	—	—	—	—
	310,971(2)	—	2.25	7/19/2026	—	—	—	—
	59,994(3)	59,994	14.00	3/16/2027	—	—	—	—
	—	—	—	—	57,752	649,710	—	—
	—	—	—	—	—	—	116,628	1,312,065

David Sledge	586,755(1)	—	3.96	6/14/2023	—	—	—	—
	231,019(2)	—	2.25	7/19/2026	—	—	—	—
	59,994(3)	59,994	14.00	3/16/2027	—	—	—	—
	—	—	—	—	52,885	594,956	—	—
	—	—	—	—	—	—	104,966	1,180,868

Newton W. “Trey” Wilson III	—	—	—	—	14,552	163,710	—	—
	—	—	—	—	—	—	29,104	327,420

Mark Howell	—	—	—	—	—	—	—	—

Ian Denholm	13,869 (3)	—	14.00	10/3/2020	—	—	—	—

(1)
On June 14, 2013, Messrs. Redman, Smith and Sledge were each granted 699,852 options to purchase our common stock that vested in equal annual installments on June 14, 2014, June 14, 2015, June 14, 2016 and June 14, 2017. Mr. Sledge exercised a portion of such options on March 16, 2017 via “cashless exercise” such that Mr. Sledge did not have to deliver any cash to exercise such stock options but the number of shares of common stock delivered by the Company upon the exercise of such stock options was reduced by the number of shares equal to the value of the exercise price and the applicable tax withholding.

(2)
On July 19, 2016, Messrs. Redman, Smith and Sledge were granted 501,540, 310,971 and 231,019 options to purchase our common stock, respectively, that were originally scheduled to vest in equal installments December 31, 2016, June 30, 2017, December 31, 2017, June 30, 2018, and December 30, 2018. However, in connection with our IPO, we fully accelerated the vesting of the unvested portions of these options.

(3)
These amounts reflect option awards granted under the Incentive Plan in connection with our IPO on March 16, 2017. Such awards vest in four substantially equal annual installments commencing on the first anniversary of the grant date. In connection with Mr. Denholm’s separation and pursuant to the terms of the Denholm Separation Agreement (as defined and described below in “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement”), a pro-rata portion of the stock options granted under the Incentive Plan to Mr. Denholm vested on December 8, 2019, based on months of service during the applicable vesting period, and the exercise period for the vested stock options granted to Mr. Denholm under the Incentive Plan was extended until October 3, 2020. The remainder of Mr. Denholm’s unvested stock options were forfeited upon his separation, pursuant to the terms of the Incentive Plan and the applicable award agreement thereunder.

(4)
The amounts in this column represent RSU awards held by each Named Executive Officer which, other than as described for Mr. Gobe, vest pro-rata over the applicable remaining vesting dates as follows, subject to the Named Executive Officer’s continued employment:

Name	Number of Unvested RSUs on 12/31/2019	Remaining Vesting Dates
Phillip A. Gobe (a)	12,182	First to occur of (i) July 11, 2020, (ii) the day prior to our 2020 annual meeting of stockholders or (iii) the date of a Change in Control
	9,277	October 7, 2020, October 7, 2021 and October 7, 2022

Dale Redman	24,191	June 5, 2020
	48,170	April 18, 2020 and April 18, 2021
	88,235	March 18, 2020, March 18, 2021 and March 18, 2022

Darin G. Holderness	14,552	October 7, 2020, October 7, 2021 and October 7, 2022

Jeffrey D. Smith	9,072	June 5, 2020
	19,268	April 18, 2020 and April 18, 2021
	29,412	March 18, 2020, March 18, 2021 and March 18, 2022

David Sledge	9,072	June 5, 2020
	17,342	April 18, 2020 and April 18, 2021
	26,471	March 18, 2020, March 18, 2021 and March 18, 2022

Newton W. “Trey” Wilson III	14,552	October 7, 2020, October 7, 2021 and October 7, 2022

(a)
For Mr. Gobe, these amounts include a grant of RSUs made pursuant to the Amended Director Compensation Policy in connection with his appointment as a member of the Board and as Chairman of the Board on July 11, 2019. See “Director Compensation” for more information.

Any unvested RSUs held by Mr. Howell were forfeited and cancelled in accordance with the terms of such award agreements in connection with his September 29, 2019 separation, as described below in “Potential Payments Upon Termination or Change in Control—Howell Separation Agreement.” In connection with Mr. Denholm’s separation and pursuant to the terms of the Denholm Separation Agreement (described below under “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement”), a pro-rata portion of the RSUs granted to Mr. Denholm during the 2019 calendar year were vested on December 8, 2019, based on months of service during the applicable vesting period.

(5)	The amounts in this column were calculated by multiplying $11.25, the closing price of our common stock on December 31, 2019, by the number of awards reported.

(6)
Pursuant to the applicable SEC rules, the amounts in this column and in the table below reflect the maximum number of PSUs held by each Named Executive Officer which may vest, if at all, based on the performance of the Company’s stock relative to a peer group during the applicable three-year performance period as shown in the below table. The actual number of PSUs earned based on actual performance over the full performance period may range from 0% to 100% of the amount below. All outstanding PSUs, including PSUs granted in 2018 and 2019, were subsequently cancelled and regranted on June 4, 2020 in order to ensure the availability of an exemption from liability under Section 16(b) of the Exchange Act with respect to these awards. No changes were made to the terms of the awards in connection with the cancellation and regranting of such awards other than the date of grant.

Name (a)	Maximum Number of Unvested PSUs on 12/31/2019	Applicable Performance Period End Date
Phillip A. Gobe	18,554	December 31, 2021

Dale Redman	144,508	December 31, 2020
	176,470	December 31, 2021

Darin G. Holderness	29,104	December 31, 2021

Jeffrey D. Smith	57,804	December 31, 2020
	58,824	December 31, 2021

David Sledge	52,024	December 31, 2020
	52,942	December 31, 2021

Newton W. “Trey” Wilson III	29,104	December 31, 2021

(a)
Any unvested PSUs held by Mr. Howell were forfeited and cancelled in accordance with the terms of such award agreements in connection with his September 29, 2019 separation, as described below in “Potential Payments Upon Termination or Change in Control—Howell Separation Agreement.” In connection with Mr. Denholm’s separation and pursuant to the terms of the Denholm Separation Agreement (described below under “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement”), a pro-rata portion of the PSUs granted to Mr. Denholm during the 2019 calendar year were vested on December 8, 2019, based on target performance and months of service during the applicable performance period.

2019 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Phillip A. Gobe	—	—	—	—
Dale Redman	—	—	120,842	1,829,848
Darin G. Holderness	—	—	—	—
Jeffrey D. Smith	—	—	45,919	700,494
David Sledge	—	—	44,955	677,628
Newton III “Trey” Wilson	—	—	—	—
Mark Howell	—	—	11,828	247,659
Ian Denholm	—	—	9,449	125,253

(1)
This column reflects the RSUs and PSUs held by each Named Executive Officer that vested during 2019, except as noted below for Mr. Denholm. The target number of PSUs granted to the Named Executive Officers in 2017 vested. For Messrs. Howell and Denholm, this column reflects the RSUs held each Named Executive Officer that vested in accordance with their applicable vesting schedules prior to their respective separations. For Mr. Denholm, this amount also includes the accelerated vesting of certain of his outstanding RSUs and PSUs, based up target performance, as provided for in the Denholm Separation Agreement and as described below under “Potential Payments Upon Termination or Change in Control—Denholm Separation Agreement.”

(2)
This column reflects the aggregate market value realized by each Named Executive Officer upon vesting, calculated by multiplying the number of RSUs and PSUs that vested (including shares withheld for tax withholding purposes) by the closing price of our common stock on the applicable vesting date.

Pension Benefits
          We do not sponsor any qualified or non‑qualified defined benefit pension plans.

Nonqualified Deferred Compensation
          We do not have any non‑qualified deferred compensation plans.
Potential Payments upon Termination or Change in Control
Employment Agreements
          On December 31, 2019, we were party to employment agreements with each of Messrs. Redman, Smith, Sledge and Wilson. Prior to his September 29, 2019 resignation, we were also party to an employment agreement with Mr. Howell, but his severance amounts were not determined in accordance with his employment agreement and are described below under “—Howell Separation Agreement.” As of December 31, 2019, none of our other Named Executive Officers are party to an employment agreement or any other agreement that provides for severance payments or benefits. As of the filing of this Annual Report, we were not a party to any employment or letter agreements with any of our Named Executive Officers, other than Mr. Sledge, that provide for severance payments or benefits.  Certain of our Named Executive Officers are participants in the Executive Severance Plan, which is described in detail below in the sub-section entitled “Actions Taken Following December 31, 2019.”
Employment Agreements with Messrs. Redman, Smith and Sledge
          The employment agreements with Messrs. Redman, Smith and Sledge provide such Named Executive Officers with the following severance payments and benefits upon their termination of employment without “Cause” or resignation for “Good Reason” (each as defined below):

•
Lump sum payment equal to the amount of earned but unpaid base salary, reimbursement for all incurred but unreimbursed expenses and the value of all accrued but unused vacation (the “Standard Accrued Amounts”);

•
One times the sum of (i) the Named Executive Officer’s current annualized base salary and (ii) the amount of the Named Executive Officer’s annual bonus paid for the year prior to the year of termination, payable in equal installments in accordance with normal payroll practices for the 12 months following the termination date;

•	Payment of any earned but unpaid annual bonus for the year prior to the year of the termination, payable at the time such bonuses are paid to other executives; and

•
Reimbursement for the excess of the premiums for continued health coverage for the Named Executive Officer, his spouse and his eligible dependents under the Company’s group health plans in accordance with COBRA over the current employee rates for up to 12 months, or if earlier, the date that the Named Executive Officer becomes covered under another employer’s group health plans.

          To receive the above described severance payments and benefits, each Named Executive Officer must execute a release of claims in favor of the Company and comply with the terms of his employment agreement, including a one-year non-competition and three-year non-solicitation obligation as well as a perpetual confidentiality and non-disparagement obligation.
          Only the Standard Accrued Amounts are payable in the event of the Named Executive Officer’s termination due to his death or “Disability” (as defined below), and the Named Executive Officers are not entitled to enhanced severance payments or benefits upon termination in connection with or following a change in control.
          As used in the employment agreements with Messrs. Redman, Smith and Sledge, the following terms generally mean:

•
“Cause” generally means the Named Executive Officer’s (i) willful failure or refusal (other than due to Disability) to perform obligations or any lawful directive from the Board, subject to a 30-day cure period, (ii) commission, conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any felony or crime involving moral turpitude, (iii) unlawful use or possession of illegal drugs on the Company’s premises or while performing duties, (iv) fraud, embezzlement, misappropriation, misconduct, conversion of assets of the Company or breach of fiduciary duty or (v) material breach of the employment agreement or any agreement with the Company or its affiliates, subject to a 30-day cure period.

•
“Good Reason” generally means (i) the material diminution in the Named Executive Officer’s base salary, authority, duties, or responsibilities or (ii) the material breach by the Company of any of its obligations under the employment agreement, in each case, subject to a 90-day notice period, 30-day cure period and the Named Executive Officer’s resignation within six months of the end of the cure period.

•
“Disability” generally means the Named Executive Officer’s inability to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or last for at least 12 continuous months.

Employment Agreement with Mr. Wilson
          On September 25, 2019, we entered into the Wilson Employment Agreement that provides Mr. Wilson with the following severance payments and benefits upon his termination of employment without “Cause” or resignation for “Good Reason” (each as defined below):

•	Lump sum payment equal to the amount of earned but unpaid base salary (the “Wilson Accrued Amounts”); and

•
One times (or, if such termination or resignation, as applicable, occurs within 12 months following a “Change in Control” (as defined in the Incentive Plan and as described below), one and one half times) the sum of (i) the Mr. Wilson’s then-current annualized base salary and (ii) the target amount of Mr. Wilson’s annual bonus for the year of the termination, payable in equal installments in accordance with normal payroll practices for the 12 months following the termination date.

          To receive the above described severance payments and benefits, Mr. Wilson must execute a release of claims in favor of the Company and comply with the terms of the Wilson Employment Agreement, including a one-year non-competition and one-year non-solicitation obligation as well as a perpetual confidentiality obligation.
          Only the Wilson Accrued Amounts are payable in the event of the Mr. Wilson’s termination due to his death or “Disability” (as defined below).
          As used in the Wilson Employment Agreement, the following terms generally mean:

•
“Cause” generally means Mr. Wilson’s (i) material breach of the employment agreement or any other agreement with the Company or its affiliates, subject to a 30-day notice and 15-day cure period, (ii) material breach of the Company’s or its affiliates’ policies or code of conduct applicable to Mr. Wilson, subject to a 30-day notice and 15-day cure period, (iii) material breach of any law applicable to the workplace or employment relationship, subject to a 30-day notice and 15-day cure period, (iv) gross negligence, material misconduct reflecting negatively on the Company, breach of fiduciary duty, fraud, theft or embezzlement, (v) conviction of or plea of nolo contendere to any felony (or state law equivalent) or any crime involving moral turpitude, (vi) material failure or refusal (other than due to Disability) to perform obligations or any lawful director from the Board or the Company’s principal executive officer, subject to a 30-day notice and 15-day cure period, (vii) unlawful use or possession of illegal drugs on the Company’s premises or while performing duties, (viii) failure to exercise the degree of care, skill and diligence as lawyers of ordinary skill and knowledge commonly possess and exercise or failure to act with undivided loyalty to the Company and its affiliates, subject to a 30-day notice and 15-day cure period, or (ix) failure to maintain a license to practice law in the state of Texas or failure to maintain good standing with the State Bar of Texas.

•
“Good Reason” generally means (i) the material diminution in Mr. Wilson’s base salary, authority, duties, or responsibilities (provided that his removal from the board of directors or as an officer of any of the Company’s affiliates shall not constitute Good Reason), (ii) the material breach by the Company of any of its obligations under the employment agreement or (iii) Mr. Wilson’s relocation by more than 50 miles from his current place of business, in each case, subject to a 30-day notice period, 15-day cure period and Mr. Wilson’s resignation within 75 days of the end of the cure period.

•
“Disability” generally means Mr. Wilson’s inability to perform the essential functions of his job due to physical or mental impairment for a period that exceeds 120 consecutive days or 180 total days in any 12-month period, as determined by the Board.

Holderness Agreements
          On October 3, 2019, we entered into the Holderness Letter Agreement that provides Mr. Holderness with the eligibility to receive a pro-rata bonus for the year in which his employment with the Company terminates, calculated based on the portion of such calendar year that he is employed by the Company and the performance of the Company for that full calendar year and payable at the time that such annual bonuses are paid to other executives. The pro-rata bonus is only payable upon Mr. Holderness’s termination of employment if Mr. Holderness is deemed a “good leaver” (as defined below).
          In addition, Mr. Holderness’s 2019 award agreements under the Incentive Plan provide Mr. Holderness with the following upon his termination of employment if Mr. Holderness is deemed a good leaver:

•	Accelerated vesting of a pro-rata number of RSUs, calculated based on the number of days Mr. Holderness was employed by the Company during the applicable vesting period; and

•
Deemed satisfaction of the applicable service requirement with respect to a pro-rata number of PSUs, calculated based on the number of days employed by the Company during the applicable performance period, which remain outstanding and eligible to vest subject to satisfaction of the applicable performance metrics through the end of the applicable performance period.

          To receive the above described severance payments and benefits, Mr. Holderness must execute a release of claims in favor of the Company and comply with the terms of the Holderness Letter Agreement and Mr. Holderness’s award agreements under the Incentive Plan, including a one-year non-competition and two-year non-solicitation obligation as well as a perpetual confidentiality obligation.
          In the event of the Mr. Holderness’s termination due to his death, “Disability” or “Retirement” (each as defined below in “—Incentive Plan Awards”), his RSU and PSU awards will be treated in accordance with the terms of the Incentive Plan, as described below in “—Incentive Plan Awards.”
          As used in the Holderness Letter Agreement and in the RSU and PSU award agreements with Mr. Holderness, “good leaver” generally means that Mr. Holderness has aided in identifying, training and successfully transitioning his successor prior to his termination of service.
Stock Option Plan Awards
          The stock options granted under the Stock Option Plan are fully vested. The vested and outstanding stock options awarded under the Stock Option Plan will remain outstanding and exercisable for 90 days following a Named Executive Officer’s termination of service without “Cause” or due to his resignation for “Good Reason” and will remain outstanding and exercisable for 12 months following a Named Executive Officer’s termination of service due to his death or “Disability.”
          Only Messrs. Redman, Smith and Sledge hold stock options under the Stock Option Plan, and “Cause,” “Good Reason” and “Disability” are each as defined under their employment agreements for purposes of the Stock Option Plan.
Incentive Plan Awards
          Mr. Holderness’s equity awards under the Incentive Plan are governed by the terms of the award agreements for Mr. Holderness described above under “—Holderness Agreements.” All other Named Executive Officers’ equity awards are subject to the following terms.
          Pursuant to the Incentive Plan, in the event of a termination of employment of a Named Executive Officer due to his death, "Disability” or “Retirement,” (i) all unvested RSUs and stock options that would have vested had the Named Executive Officer continued his service during the 12 months following the termination will vest on such termination or resignation date, and (ii) with respect to any unvested PSUs, if such termination of employment occurs within one year prior to the last day of the applicable performance period, the Named Executive Officer’s unvested PSUs will remain outstanding and eligible to vest at the end of the applicable performance period.
          In the event of a termination of a Named Executive Officer by the Company without “Cause” upon or within one year following a “Change in Control,” all unvested RSUs, stock options and PSUs will immediately vest based on performance as of the date of the Change in Control. In the event of a termination of employment of a Named Executive Officer for any other reason, all unvested RSUs and PSUs will be forfeited immediately upon the termination.
          Mr. Gobe’s RSUs received for his service as a director under the Incentive Plan shall vest in full upon a Change in Control. Otherwise, such RSUs are governed by the terms set forth above. All of Mr. Gobe’s equity awards received for his service as an executive officer under the Incentive Plan shall be governed in accordance with the terms set forth above.
          To receive the above described severance payments and benefits, the Named Executive Officers must execute a release of claims in favor of the Company and comply with the terms of certain restrictive covenants, including a one-year non-competition and two-year non-solicitation obligation as well as a perpetual confidentiality and non-disparagement obligations.
          As used in the Incentive Plan and the award agreements thereunder, “Cause” and “Disability” have the meaning set forth in each Named Executive Officer’s employment agreement, or, if none, generally have the meanings set forth below. In addition, “Retirement” and “Change in Control” generally have the meanings set forth below.

•
“Cause” generally means the Named Executive Officer’s (i) willful failure to substantially perform his duties, (ii) willful failure to carry out, or comply with, in any material respect any lawful directive of our board of directors, (iii) commission at any time of any act or omission that results in, or may reasonably be expected to result in, a conviction, a plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any felony or crime involving moral turpitude, (iv) unlawful use (including being under the influence) or possession of illegal drugs on the Company’s premises or while performing his duties and responsibilities, (v) commission at any time of any act of fraud, embezzlement, misappropriation, misconduct, conversion of assets of the Company or breach of fiduciary duty against the Company or (vi) material breach of the employment agreement or any other agreement with the Company, subject to certain procedural requirements.

•
“Change of Control” generally means (i) any transaction or series of transactions whereby any person, other than the Company, any of its subsidiaries or any Company benefit plan, acquires beneficial ownership of 30% or more of the total combined voting power of the Company’s securities, (ii) the current members of the Board cease to constitute a majority of the Board for any reason, (iii) the consummation by the Company of a merger, consolidation, reorganization or business combination or a sale of all or substantially all of the Company’s assets, unless (a) the Company controls the successor entity, (b) no person owns 50% or more of the combined voting power of the successor entity or (c) the current members of the Board represent the majority of the successor entity’s board or (iv) the tenth day following the complete dissolution of the Company.

•	“Disability” generally means the Named Executive Officer’s inability to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment.

•
“Retirement” generally means the termination of the Named Executive Officer’s employment following his attainment of both (i) age 60 and (ii) ten years of service with the Company or one of its affiliates.

Quantification of Benefits on Termination
          The table below quantifies the payments and benefits that would have been paid to our Named Executive Officers pursuant to the terms of the employment agreements and equity award agreements in the event of certain terminations of employment with us, had such terminations occurred on December 31, 2019.

Name	Termination without Cause or Resignation for Good Reason (1) ($)	Termination as a Result of Death, Disability or Retirement (2) ($)	Termination Without Cause Within One Year Following a Change in Control (3) ($)	Resignation for Good Reason Within One Year Following a Change in Control (3) ($)

Phillip A. Gobe
Cash Severance (4)	—	—	—	—
Pro-Rata Bonus (5)	—	—	—	—
COBRA Subsidy (6)	—	—	—	—
RSU & PSU Acceleration (7)	—	171,833	345,780	137,048
Stock Option Acceleration (7)	—	—	—	—
Total	—	171,833	345,780	137,048
Dale Redman
Cash Severance (4)	2,100,000	—	2,100,000	2,100,000
Pro-Rata Bonus (5)	—	—	—	—
COBRA Subsidy (6)	5,976	—	5,976	5,976
RSU & PSU Acceleration (7)	—	1,687,961	3,612,206	—
Stock Option Acceleration (7)	—	—
Total	2,105,976	1,687,961	5,718,182	2,105,976

Name	Termination without Cause or Resignation for Good Reason (1) ($)	Termination as a Result of Death, Disability or Retirement (2) ($)	Termination Without Cause Within One Year Following a Change in Control (3) ($)	Resignation for Good Reason Within One Year Following a Change in Control (3) ($)

Darin G. Holderness
Cash Severance (4)	—	—	—	—
Pro-Rata Bonus (5)	200,000	—	—	—
COBRA Subsidy (6)	—	—	—	—
RSU & PSU Acceleration (7)	66,814	54,563	327,420	—
Stock Option Acceleration (7)	—	—	—	—
Total	266,814	54,563	327,420	—

Jeffrey D. Smith
Cash Severance (4)	1,175,000	—	1,175,000	1,175,000
Pro-Rata Bonus (5)	—	—	—	—
COBRA Subsidy (6)	5,976	—	5,976	5,976
RSU & PSU Acceleration (7)	—	645,941	1,305,743	—
Stock Option Acceleration (7)	—	—	—	—
Total	1,180,976	645,941	2,486,719	1,180,976

David Sledge
Cash Severance (4)	1,275,000	—	1,275,000	1,275,000
Pro-Rata Bonus (5)	—	—	—	—
COBRA Subsidy (6)	5,980	—	5,980	5,980
RSU & PSU Acceleration (7)	—	591,503	1,185,390	—
Stock Option Acceleration (7)	—	—	—	—
Total	1,280,980	591,503	2,466,370	1,280,980

Newton W. “Trey” Wilson
Cash Severance (4)	700,000	—	1,050,000	1,050,000
Pro-Rata Bonus (5)	—	—	—	—
COBRA Subsidy (6)	—	—	—	—
RSU & PSU Acceleration (7)	—	54,563	327,420	—
Stock Option Acceleration (7)	—	—	—	—
Total	700,000	54,563	1,377,420	1,050,000

(1)
Amounts in this column reflect payments made upon termination by the Company without “Cause” or by the Named Executive Officer for “Good Reason.” For Mr. Gobe, such quoted terms are as defined in the applicable award agreement, and for Messrs. Redman, Smith, Sledge and Wilson, such quoted terms are as defined in his employment agreement, in each case, as described above. For purposes of this table, we are equating a termination without “Cause” or resignation for “Good Reason” with Mr. Holderness’s “good leaver” resignation and have included payments he would receive upon his separation as a “good leaver” in this column only.

(2)
Amounts in this column reflect payments made upon termination as a result of the Named Executive Officer’s death, “Disability” or “Retirement.” For Messrs. Gobe and Holderness, such quoted terms are as defined in the applicable award agreement, and for Messrs. Redman, Smith, Sledge and Wilson, “Disability” is as defined in his employment agreement and “Retirement” is defined in the applicable award agreement, in each case, as described above. Currently, only Messrs. Smith and Sledge are Retirement eligible.

(3)
Amounts in this column reflect payments made upon termination by the Company without Cause or by the Named Executive Officer for Good Reason, in each case, within 12 months following a “Change in Control.” As described above under “—Incentive Plan Awards,” RSUs, stock options and PSUs granted under the Incentive Plan are accelerated in connection with a Named Executive Officer’s termination without Cause within 12 months following a Change in Control but are not accelerated in connection with a Named Executive Officer’s resignation for Good Reason, whether or not such resignation follows a Change in Control. For purposes of this table, we are including the value of the 12,182 RSUs Mr. Gobe was granted as a director in these columns. However, these RSUs would vest immediately upon Change in Control, whether or not Mr. Gobe is terminated without Cause within 12 months following such Change in Control.

(4)
Pursuant to the employment agreements, upon termination of employment by the Company without Cause or by the Named Executive Officer for Good Reason, each Named Executive Officer with an employment agreement will receive the sum of his then current annual base salary and the amount of his annual bonus paid to him for the immediately preceding calendar year (or, for Mr. Wilson, the target amount of his annual bonus for the current calendar year), payable in 12 equal installments over the year following termination. Messrs. Gobe and Holderness are not party to an employment agreement and are not entitled to any cash severance.

(5)
Pursuant to the terms of the Holderness Letter Agreement, Mr. Holderness is the only Named Executive Officer eligible to receive a pro-rata bonus, based upon the number of days Mr. Holderness was employed by the Company during the applicable calendar year, upon his separation as a “good leaver,” as described above under “—Holderness Agreements.” The full bonus paid to Mr. Holderness for performance during 2019 is included in the table because it was prorated based upon his service from October 3, 2019 to December 31, 2019 prior to payment. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Letter Agreements with Messrs. Gobe and Holderness.”

(6)
Pursuant to the employment agreements with Messrs. Redman, Smith and Sledge, upon termination of employment by the Company without Cause or by the Named Executive Officer for Good Reason, whether or not within 12 months following a Change in Control, the Company will reimburse the Named Executive Officer for the difference between the cost of the COBRA premiums and the cost for similarly-situated employees to effect such coverage under the Company’s group health plans for up to 12 months following such termination. The COBRA reimbursement amount is based on the premiums in effect on December 31, 2019 and each applicable Named Executive Officer’s elections in place on such date, which are assumed for purposes of this table to remain the same throughout the period for which the COBRA reimbursement would be available. Messrs. Gobe and Holderness are not party to an employment agreement and are not entitled to such benefit, and Mr. Wilson’s employment agreement does not provide for this benefit.

(7)
For the RSUs, these amounts are calculated by multiplying the number of RSUs that would have become vested upon the applicable event by $11.25, the closing price of our common stock on December 31, 2019. The unvested stock options have an exercise price of $14.00, which is $2.75 more than the market value of our common stock on December 31, 2019, so the value of any accelerated stock options has not been included in this table. These amounts are calculated for the PSUs by multiplying the number of PSUs that would become vested upon the applicable event by $11.25, the closing price of our common stock on December 31, 2019. The number of PSUs used in such calculation reflects actual performance as of December 31, 2019, which was at target for all outstanding PSUs. However, PSUs that vest as a result of (i) a Named Executive Officer’s death, Disability or Retirement and (ii) Mr. Holderness’ separation from service as a “good leaver” will vest based on actual performance as of the end of the applicable performance period, and, as a result, the amounts included reflect estimated payouts of such PSUs.

Howell Separation Agreement
          On August 30, 2019, Mr. Howell and the Company entered into a Separation and General Release Agreement (the “Howell Separation Agreement”), pursuant to which Mr. Howell’s employment with the Company terminated on September 29, 2019 (the “Howell Separation Date”). Under the Howell Separation Agreement, Mr. Howell became entitled to receive the following benefits, subject to his execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants:

•	Lump-sum cash payment equal to $725,000, payable shortly following the Howell Separation Date;

•	Cash severance equal to $725,000, payable in equal installments during the one-year period following the Howell Separation Date; and

•
Partially subsidized continuation coverage for Mr. Howell, his spouse and his eligible dependents under the Company’s group health plans pursuant to COBRA for 12 months following the Howell Separation Date, or if earlier, the date Mr. Howell becomes covered under the group health plan of another employer.

          Upon the Howell Separation Date, Mr. Howell forfeited all unvested equity awards in connection with his separation pursuant to the terms of the Incentive Plan.
          The table below quantifies the value of the payments and benefits received or to be received by Mr. Howell pursuant to the Howell Separation Agreement.

Type of Benefits	Severance Payments($)

Cash Severance	1,450,000
COBRA Subsidy (1)	6,070
Total	1,456,070

(1)
The COBRA reimbursement amount is based on the premium in effect on the Howell Separation Date and Mr. Howell’s elections in place on such date, which are assumed for purposes of this table to remain the same throughout the 12-month period for which the COBRA reimbursement would be available.

Denholm Separation Agreement
          On October 3, 2019, Mr. Denholm and the Company entered into a Separation and General Release Agreement (the “Denholm Separation Agreement”) pursuant to which Mr. Denholm’s employment with the Company terminated on December 8, 2019 (the “Denholm Separation Date”). Pursuant to the terms of the Denholm Separation Agreement, Mr. Denholm continued to receive the base salary and benefits to which he was entitled immediately prior to his resignation as Chief Accounting Officer until the Denholm Separation Date. Further, under the Denholm Separation Agreement, Mr. Denholm became entitled to receive the following benefits, subject to his execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants:

•	Cash severance equal to $490,000, payable in equal installments during the one-year period following the Howell Separation Date;

•
Partially subsidized continuation coverage for Mr. Denholm, his spouse and his eligible dependents under the Company’s group health plans pursuant to COBRA for 12 months following the Denholm Separation Date, or if earlier, the date Mr. Denholm becomes covered under the group health plan of another employer;

•	Accelerated vesting of 2,995 stock options granted under the Incentive Plan;

•	Accelerated vesting of 2,151 RSUs granted under the Incentive Plan;

•	Deemed satisfaction of the applicable service requirement with respect to and accelerated vesting of 4,257 PSUs, based on target performance; and

•
Extension of the exercise period of Mr. Denholm’s stock options granted under the Incentive Plan that have become vested and are outstanding as of the Denholm Separation Date such that they shall not be forfeited on the 91st day following the Denholm Separation Date pursuant to the terms of the Incentive Plan but instead shall remain outstanding and eligible to vest until October 3, 2020.

          In addition, the Company agreed to pay Mr. Denholm a lump sum payment equal to the value of all accrued but unused vacation in connection with his separation. Upon the Denholm Separation Date, Mr. Denholm forfeited all other unvested equity awards in connection with his separation pursuant to the terms of the Incentive Plan.
          The table below quantifies the value of the payments and benefits received or to be received by Mr. Denholm pursuant to the Denholm Separation Agreement.

Type of Benefits	Severance Payments ($)

Vacation Payout	10,682
Cash Severance	490,000
COBRA Subsidy (1)	6,064
Stock Option Acceleration (2)	—
RSU Acceleration (2)	20,305
PSU Acceleration (2)	40,186
Total	567,237

(1)
The COBRA reimbursement amount is based on the premium in effect on the Denholm Separation Date and Mr. Denholm’s elections in place on such date, which are assumed for purposes of this table to remain the same throughout the 12-month period for which the COBRA reimbursement would be available.

(2)
For the RSUs and PSUs, these amounts are calculated by multiplying the number of RSUs and PSUs that were vested on the Denholm Separation Date by $9.44, the closing price of our common stock on the last trading day prior to the Denholm Separation Date. The unvested stock options have an exercise price of $14.00, which is $4.56 more than the market value of our common stock on the Denholm Separation Date, so the value of any accelerated stock options has not been included in this table.

Actions Taken Following December 31, 2019
Redman Separation Agreement
          On March 13, 2020, Mr. Redman and the Company entered into a Separation and Release Agreement (the “Redman Separation Agreement”), pursuant to which Mr. Redman’s employment with the Company terminated on March 13, 2020 (the “Redman Separation Date”). Under the Redman Separation Agreement, Mr. Redman became entitled to receive the following benefits, subject to his execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants, including additional restrictive covenants that result in a total of a five-year non-competition and non-solicitation obligation (an increase from the one-year non-competition and three-year non-solicitation obligation set forth in Mr. Redman’s employment agreement):

•	Lump-sum cash payment equal to $38,217 for his accrued but unused vacation days;

•
Extension of the exercise period of Mr. Redman’s stock options granted under the Stock Option Plan and the Incentive Plan that have become vested and are outstanding as of the Redman Separation Date such that they shall not be forfeited on the 91st day following the Redman Separation Date pursuant to the terms of the applicable plans but instead shall remain outstanding and eligible to vest until the one-year anniversary of the Redman Separation Date;

•
The ability to exercise his vested and unexercised stock options using a “cashless exercise” during the extended exercise period such that Mr. Redman does not have to deliver any cash to exercise such stock options but the number of shares of common stock delivered by the Company upon the exercise of such stock options shall be reduced by the number of shares equal to the value of the exercise price and the applicable tax withholding; and

•
Full reimbursement of the cost of continuation coverage for Mr. Redman, his spouse and his eligible dependents under the Company’s group health plans pursuant to COBRA for 18 months following the Redman Separation Date, or if earlier, the date Mr. Redman becomes covered under the group health plan of another employer.

          Mr. Redman forfeited all unvested equity awards in connection with his separation pursuant to the terms of the Incentive Plan.
          The table below quantifies the value of the payments and benefits received or to be received by Mr. Redman pursuant to the Redman Separation Agreement.

Type of Benefits	Severance Payments ($)

Vacation Payout	38,217
Stock Option Extension (1)	679,239
“Cashless Exercise” of Stock Options	—
COBRA Subsidy (2)	8,965
Total	726,421

(1)	The value of the stock option extension is equal to the incremental fair value of the modification of such awards, calculated in accordance with FASB ASC Topic 718.

(2)
The COBRA reimbursement amount is based on the premium in effect on the Redman Separation Date and Mr. Redman’s elections in place on such date, which are assumed for purposes of this table to remain the same throughout the 18-month period for which the COBRA reimbursement would be available.

Letter Agreement with Jeffrey D. Smith
          Pursuant to the 2020 Smith Letter Agreement and in connection with Mr. Smith’s appointment as Senior Advisor to the Chief Executive Officer, Mr. Smith’s employment agreement was terminated as of March 13, 2020. Mr. Smith is no longer eligible to receive any cash severance benefits upon his termination of employment for any reason. As consideration for the removal of Mr. Smith’s employment agreement, Mr. Smith received the ability to exercise his (i) vested and outstanding stock options under the Stock Option Plan for up to one year following his termination of employment and (ii) vested and outstanding stock options under the Incentive Plan for up to one year following the date he ceases to provide services to the Company, in each case, using a “cashless exercise” such that Mr. Smith does not have to deliver any cash to exercise such stock options but the number of shares of common stock delivered by the Company upon the exercise of such stock options shall be reduced by the number of shares equal to the value of the exercise price and the applicable withholding.

Amended Executive Severance Plan
          On March 13, 2020, the Board adopted the Executive Severance Plan, pursuant to which the Named Executive Officers are eligible to receive severance payments and benefits, as described in more detail below. On April 10, 2020, the Board adopted the Amended Executive Severance Plan such that the severance amounts payable upon certain terminations of employment are calculated without taking into account any temporary reduction to a participant’s annualized base salary in connection with a general reduction in base salaries that affects all similarly situated employees of the Company in substantially the same proportions, as determined by the Compensation Committee in its sole discretion.
          Following the approval of the Executive Severance Plan and the Amended Executive Severance Plan, none of the Named Executive Officers other than Mr. Sledge have an employment agreement with the Company, and Messrs. Gobe, Holderness and Wilson each have entered into a participation agreement with the Company such that Mr. Gobe is a “Tier 1 Executive,” Mr. Holderness is a “Tier 2 Executive” and Mr. Wilson is a “Tier 3 Executive” in the Amended Executive Severance Plan (each quoted term as defined in the Amended Executive Severance Plan and described below).
Upon the Named Executive Officer’s termination without “Cause” or a resignation for “Good Reason” (each as defined in the Amended Executive Severance Plan and described below), participants in the Amended Executive Severance Plan will be eligible to receive the following benefits:

•
A lump sum cash payment equal to 2.0 (for Tier 1 Executives), 1.5 (for Tier 2 Executives) or 1.0 (for Tier 3 Executives) times the sum of the participant’s (i) annualized base salary then in effect and (ii) target annual bonus for the year in which the termination occurred;

•	Any earned but unpaid bonus for the year preceding the year of termination based on the Company’s actual performance, paid at the time such bonuses are paid to all other executives; and

•
Reimbursement for a portion of the cost of continuation coverage for the participant and his or her spouse and eligible dependents under the Company’s group health plans pursuant to COBRA for 12 months (or 18 months for Tier 1 Executives), unless such coverage is earlier terminated in accordance with the terms of the Amended Executive Severance Plan.

          Upon a termination without Cause or a resignation for Good Reason within 12 months following a “Change in Control” (as defined in the Amended Executive Severance Plan), participants in the Amended Executive Severance Plan will be eligible to receive the following benefits:

•
A lump sum cash payment equal to 3.0 (for Tier 1 Executives), 2.0 (for Tier 2 Executives) or 1.5 (for Tier 3 Executives) times the sum of the participant’s (i) annualized base salary then in effect and (ii) target annual bonus as in effect immediately prior to the Change in Control;

•	Any earned but unpaid bonus for the year preceding the year of termination based on the Company’s actual performance, paid at the time such bonuses are paid to all other executives;

•	A lump sum cash payment equal to a prorated target bonus for the year of termination based on days of service during the applicable calendar year; and

•
Full reimbursement of the cost of continuation coverage for the participant and his or her spouse and eligible dependents under the Company’s group health plans pursuant to the COBRA, for 12 months (or 18 months for Tier 1 Executives), unless such coverage is earlier terminated in accordance with the terms of the Amended Executive Severance Plan.

          Additionally, if a participant’s employment with the Company terminates as a result of his or her death or “Disability” (as defined in the Amended Executive Severance Plan), then the participant will be eligible to receive the following benefits:

•	Any earned but unpaid bonus for the year preceding the year of termination based on the Company’s actual performance, paid at the time such bonuses are paid to all other executives; and

•	A lump sum cash payment equal to a prorated target bonus for the year of termination based on days of service during the applicable calendar year.
          In order to receive any of the foregoing severance benefits under the Amended Executive Severance Plan, a participant must timely execute (and not revoke) a release of claims in favor of the Company and its affiliates. Further, the Amended Executive Severance Plan requires continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement covenants as set forth in the award agreements under the Incentive Plan. If the severance benefits under the Amended Executive Severance Plan would trigger an excise tax for a participant under Section 4999 or Section 280G of the Internal Revenue Code of 1986,

as amended, the Amended Executive Severance Plan provides that the participant’s severance benefits will be reduced to a level at which the excise tax is not triggered, unless the participant would receive a greater amount without such reduction after taking into account the excise tax and other applicable taxes.
          As used in the Amended Executive Severance Plan, the following terms generally mean:

•
“Cause” generally means the Named Executive Officer’s (i) material breach of the employment agreement or any other agreement with the Company or its affiliates, subject to a 30-day notice and 15-day cure period, (ii) material breach of the Company’s or its affiliates’ policies or code of conduct applicable to the Named Executive Officer, (iii) violation of any law applicable to the workplace or employment relationship, (iv) gross negligence, material misconduct reflecting negatively on the Company, breach of fiduciary duty, fraud, theft or embezzlement, (v) conviction of or plea of nolo contendere to any felony (or state law equivalent) or any crime involving moral turpitude, (vi) material failure or refusal (other than due to Disability) to perform obligations or any lawful director from the Board or an officer of the Company, subject to a 30-day notice and 15-day cure period, (vii) unlawful use or possession of illegal drugs on the Company’s premises or while performing duties, (viii) failure to exercise the degree of care, skill and diligence as employees of ordinary skill and knowledge commonly possess and exercise, subject to a 30-day notice and 15-day cure period, or (ix) failure to act with undivided loyalty to the Company and its affiliates.

•	“Change in Control” has the meaning given to it under the Incentive Plan.

•
“Good Reason” generally means (i) the material diminution in the Named Executive Officer’s base salary, unless in connection with a general reduction in base salaries that affects all similarly situated employees, (ii) material diminution in the Named Executive Officer’s authority, duties, or responsibilities unless in connection with an internal investigation by the Company (provided that his removal from the board of directors or as an officer of any of the Company’s affiliates shall not constitute Good Reason), (iii) the material breach by the Company of any of its obligations under the agreement or (iv) the Named Executive Officer’s relocation by more than 50 miles from his current place of business, in each case, subject to a 30-day notice period, 15-day cure period and the Named Executive Officer’s resignation within 75 days of the end of the cure period.

•
“Disability” generally means the Named Executive Officer’s inability to perform the essential functions of his job due to physical or mental impairment for a period that exceeds 120 consecutive days or 180 total days in any 12-month period, as determined by the Board.

Letter Agreement with David Sledge
          On April 9, 2020, the Company entered into the Sledge Letter Agreement whereby, similar to the terms of the Amended Executive Severance Plan, Mr. Sledge’s revised annualized base salary will not be used for purposes of calculating any severance payment that Mr. Sledge may become eligible to receive pursuant to the terms of the Sledge Employment Agreement.
CEO Pay Ratio
2019 CEO Pay Ratio
          As of December 31, 2019, the Company employed approximately 2,200 people, all in the United States. Using a consistently applied compensation measure, we determined as of December 31, 2019 the total annual cash compensation of each of our employees (excluding our Former Chief Executive Officer), and then identified the “median employee” within our employee population.
          To identify the median compensated employee, we used total annual cash compensation, including base salary, actual bonus paid and overtime and allowances as applicable. Salaries were annualized for those full and part-time employees who did not work for the full year. Reasonable estimates of cash compensation were made for those employees who were hired during 2019 using current base salary and target bonus amounts and any overtime or allowances paid during 2019. Once the median employee was identified, we determined his or her annual total compensation in accordance with Item 402(c)(2)(x) of Regulation S-K as required pursuant to SEC rules, which resulted in annual total compensation for the median employee equal to $92,370 for 2019. This calculation is the same calculation used to determine total compensation for purposes of the 2019 Summary Compensation Table with respect to each of the Named Executive Officers.
          Our Former Chief Executive Officer’s 2019 total compensation was $5,724,908. Therefore, the ratio of our Former Chief Executive Officer’s compensation to the median employee’s compensation as 62 to 1 for 2019.
          SEC rules do not specify a single methodology for identification of the median employee, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to the Company’s pay ratio as disclosed above. Neither the Compensation Committee nor management of the Company used the pay ratio measure in making compensation decisions.
2018 CEO Pay Ratio
          Due to the (i) previously inaccurate disclosure of our Former Chief Executive Officer’s total compensation in 2018, as described in “-Summary Compensation Table” and “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Perquisites” and (ii) inadvertent annualization of certain temporary employees’ compensation, the ratio of our Former Chief Executive Officer’s compensation to the median employee’s compensation for 2018 was unintentionally and incorrectly reported as 61 to 1 in our Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2018.
To rectify this oversight in the prior disclosures, the Company has recalculated the ratio of our Former Chief Executive Officer’s compensation to the median employee’s compensation for 2018 using the methodology set forth above in “—2019 CEO Pay Ratio.”
The annual total compensation for the median employee in 2018, as determined in accordance with Item 402(c)(2)(x) of Regulation S-K pursuant to SEC rules, was equal to $104,374. As corrected in the Summary Compensation Table and the footnotes thereto, our Former Chief Executive Officer’s total compensation for 2018, also calculated in accordance with Item 402(c)(2)(x) of Regulation S-K, was $5,750,012. The correct ratio of our Former Chief Executive Officer’s compensation to the median employee’s compensation was 55 to 1 for 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Stockholders
          The following table presents certain information as of June 9, 2020, based on 100,849,840 shares of common stock outstanding as of such date, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,
•each director,
•each Named Executive Officer, and
•all current directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percentage

5% Stockholders
Pioneer Natural Resources Company (2)	16,600,000	16.5%
BlackRock, Inc. (3)	13,105,996	13.0%
THRC Holdings, L.P (4)	10,000,000	9.9%
The Vanguard Group (5)	8,874,987	8.8%
Directors and Named Executive Officers (6)
Phillip A. Gobe	12,182	*
Darin G. Holderness	—	*
David Sledge	966,078	1.0%
Newton III W. “Trey” Wilson	—	*
Dale Redman (7)	1,741,280	1.7%
Jeffrey D. Smith (8)	1,193,500	1.2%
Mark Howell (9)	8,634	*
Ian Denholm (10)	21,255	*
Spencer D. Armour III	614,953	*
Mark S. Berg	—	*
Anthony Best	16,027	*
Pryor Blackwell	45,453	*
Michele V. Choka	—	*
Alan E. Douglas	22,179	*
Jack B. Moore	22,179	*
All Directors and Executive Officers as a group (15 persons)	4,663,720	4.6%

*Less than 1%.

(1)	Unless otherwise indicated, the address for each beneficial owners in this table is c/o ProPetro Holding Corp., 1706 S. Midkiff, Midland, Texas 79701.

(2)
Based on a Schedule 13D filed on January 7, 2019. Represents shares of our common stock beneficially owned by Pioneer. The shares of our common stock are directly owned by Pioneer Natural Resources Pumping Services LLC, a wholly owned subsidiary of Pioneer Natural Resources USA, Inc., which is a wholly owned subsidiary of Pioneer. The address of Pioneer and its subsidiaries is 5205 N. O’Connor Blvd., Suite 200, Irving, Texas 75039‑3746.

(3)
Based on a Schedule 13G filed on February 4, 2020. Represents shares of our common stock held by BlackRock, Inc. and certain of its affiliates, referred to collectively as BlackRock. BlackRock has sole voting power over 12,819,233 shares and sole dispositive power over 13,105,996 shares. The address for BlackRock is 55 East 52nd Street, New York, New York 10055.

(4)
Based on a Schedule 13G Filed on April 3, 2020. Represents (i) 10,000,000 shares over which THRC Holdings, LP has shared voting power, and has shared dispositive power over 10,000,000 shares. The address for THRC Holdings, LP is 17018 IH 20, Cisco, Texas 76437.

(5)
Based on a Schedule 13G Filed on February 12, 2020. Represents (i) 132,418 shares over which The Vanguard Group has sole voting power (ii) 12,081 shares over which The Vanguard Group has shared voting power, (iii) 8,742,895 over which The Vanguard Group has sole dispositive power, and (iv) 132,092 over which The Vanguard Group has shared dispositive power. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 120,011 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 24,488 shares as a result of its serving as investment manager of Australian investment offerings. The address for these entities is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(6)
For each officer and director, includes shares of common stock that are issuable pursuant to options that are currently exercisable or exercisable within 60 days, and RSUs that are eligible to vest within 60 days.

(7)
Mr. Redman resigned from his position as Chief Executive Officer on March 13, 2020. On January 18, 2017, Mr. Redman signed a pledge agreement for 371,200 shares (538,240 shares after the March 2017 stock split) of the Company’s common stock to secure a personal loan. On March 28, 2017, Mr. Redman sold 370,370 shares of the Company’s common stock, as part of the overallotment option exercised by the underwriters in the Company’s initial public offering in March 2017, which brought Mr. Redman’s stock ownership, at that time, to 167,870 shares of the Company’s common stock covered by the pledge agreement, which we believe remains in effect.

(8)	Mr. Smith ceased serving as an executive officer on March 13, 2020, but serves as a Special Advisor to the Chief Executive Officer.

(9)	Mr Denholm resigned from his position as Chief Accounting Officer on October 3, 2019. Based on information set forth in a Form 4 filed with the SEC on June 11, 2019.

(10)	Mr Howell resigned from his position as General Counsel and Corporate Secretary on August 30, 2019. Based on information set forth in a Form 4 filed with the SEC on June 11, 2019.
Equity Compensation Plan Information
The following table sets forth our issuance of awards under the Stock Option Plan of ProPetro Holding Corp., which was originally adopted in 2013 and subsequently amended (the “Stock Option Plan”) and 2017 Incentive Award Plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,435,926	$5.03	3,227,592
Equity compensation plans not approved by security holders	—	—	—
Total	5,435,926	$5.03	3,227,592
___________________

(1)
Includes 3,622,763 option awards under the Stock Option Plan, and 677,325 option awards, 613,217 restricted share unit awards and 522,621 performance stock unit awards (assuming achievement of target payout of 100%) that have been granted under the 2017 Incentive Award Plan. The weighted average exercise price in column (b) does not take the restricted share unit awards or performance stock unit awards into account.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
Related Party Transactions
Corporate Office Building
          The Company rents its corporate office building and the associated real property from PD Properties, an entity which Dale Redman (our Former Chief executive Officer) has an equity interest. The rent expense on our corporate office building is approximately $0.1 million per year. During the year ended December 31, 2019, the Company incurred costs of approximately $1.6 million for improvements made to our corporate office building that we rent. In April 2020, the Company acquired the corporate office building and associated real property for approximately $1.5 million.
Operations and Maintenance Yards
          The Company also rents five yards from South Midkiff Partners, LLC, an entity jointly owned by Dale Redman, David Sledge (our Chief Operating Officer), Jeff Smith (our Former Chief Financial Officer), and Spencer Armour (a director) and total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased a yard from Sledge Ranches, LTD, which David Sledge has an equity interest, and with annual lease expense of approximately $0.11 million.
          We lease a property adjacent to our corporate headquarters from 4 Industrial Loop Partners, LLC, an entity wholly owned by an affiliate of Bandera Ventures. For the year ended December 31, 2019, we paid approximately $0.4 million under the lease. The lease has a remaining term of approximately four years. Mr. Blackwell, one of our directors, through his approximately 33% interest in Bandera Ventures, may be deemed an indirect beneficiary of this lease.
Transportation and Equipment Rental
          For the year ended December 31, 2019, the Company incurred costs for transportation services with Double T Aviation, LLC, an entity in which Dale Redman has an equity interest, of approximately $0.2 million.
          The Company also rented equipment in Elk City, Oklahoma for our flowback operations from PD Properties, an entity which Dale Redman has an equity interest. For the year ended December 31, 2019, the Company incurred and paid approximately $0.2 million. This rental arrangement was terminated in January 2020.
Executive Officer Family Members
          Jordan Frosch is our Vice President of Sales and Marketing and the son‑in‑law of Dale Redman. Mr. Frosch received total compensation of approximately $469,000 for his services for the year ended December 31, 2019.
          Samuel D. Sledge is our Chief Strategy and Administrative Officer and the son of David Sledge. Samuel D. Sledge received total compensation of approximately $627,000 for his services for the year ended December 31, 2019.
          David Sledge, our Chief Operating Officer, has a family relationship with an officer of Gravity Oilfield Services, who is an equipment rental vendor to the Company. The total equipment rental services provided by Gravity Oilfield Services to the Company was approximately $177,000 for the year ended December 31, 2019.
          Newton III “Trey” Wilson, our General Counsel and Corporate Secretary, has a family relationship with an officer of Concho Resources Inc., who is a customer of the Company. The services provided to Concho Resources Inc. was approximately $527,000 for the year ended December 31, 2019.
          Morgan Stovall was our former Corporate Controller and the daughter of Jeffrey D. Smith. Ms. Stovall received total compensation of approximately $438,000 for her services during the year ended December 31, 2019.

Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property in connection with the Pioneer Pressure Pumping Acquisition. In connection with the consummation of the Pioneer Pressure Pumping Acquisition and effective January 1, 2019, we became a long-term service provider to Pioneer, providing pressure pumping and related services for a term of up to ten years. Revenue from services provided to Pioneer was approximately $524.2 million for the year ended December 31, 2019. During 2019, the Company reimbursed Pioneer approximately $4.2 million for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company in connection with the Pioneer Pressure Pumping Acquisition.
Sand Supply Agreement
           In November 2017, we entered into a five-year extension to an existing and supply agreement to provide Texas-sourced frac sand (“Texas sand”). Texas sand provided under the supply agreement will primarily be sourced from a mine located on land owned by an entity in which Dale Redman owns a 44% noncontrolling equity interest. Accordingly, Mr. Redman may be considered an indirect beneficiary of payments made under the lease between our supplier and the landowner. The supply agreement was negotiated by officers of the Company without the involvement of Mr. Redman, and reviewed and approved by the Audit Committee pursuant to its authority under our Related Party Transaction Policy. In considering the approval of the supply agreement, the Audit Committee retained independent legal and commercial expertise to assist in the evaluation of the agreement’s commercial terms. Following its evaluation, the Audit Committee determined that the pricing and other provisions of the agreement reflected market terms, that the agreement reflected an arm’s length negotiation, and that entry into the agreement was advisable and in the best interests of the Company. For the year ended December 31, 2019, the Company purchased approximately $44.3 million of Texas sand under the supply agreement, and Mr. Redman was an indirect beneficiary of approximately $1.5 million.

Policies and Procedures for Related Party Transactions
          Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members or affiliates, among others, in which the amount involved exceeds $120,000, must first be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers are required to report to the Audit Committee chair any such related person transaction. In approving or rejecting the proposed agreement, our Audit Committee shall consider the facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm’s‑length dealings with an unrelated third party, the extent of the related party’s interest in the transaction and the conflicts of interest and corporate opportunity provisions of our certificate of incorporation. If we should discover related person transactions that have not been approved, the Audit Committee will be notified and will determine the appropriate action, including ratification, revision or termination of such transaction.
Director Independence
          The majority of the members of the Board, at any given time, must qualify as “independent” under the rules of the NYSE.
          Our Board has undertaken a review of the independence of each of our directors and has affirmatively determined that each of Messrs. Best, Blackwell, Douglas, Moore and Ms. Choka are “independent,” as defined by the NYSE rules. Under the NYSE rules, a director can be independent only if (a) the director does not trigger a categorical bar to independence and (b) our Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).
          Based on information provided by the directors concerning their background, employment and affiliations, our Board has determined that these directors do not have a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In making this determination, our Board considered the current and prior relationships that each of the directors has with us, and all other facts and circumstances our Board deemed relevant in determining independence, including any beneficial ownership of our capital stock by each of the directors.

Item 14.     Principal Accounting Fees and Services
          The following table sets forth the fees incurred by us in fiscal years 2019 and 2018 for services performed by Deloitte & Touche LLP:

	Year Ended December 31,
	2019	2018

Audit Fees (1)	$2,842,660	$1,481,585
Audit-Related Fees (2)	2,960,884	—
All Other Fees (3)	204,621	49,359
Total Fees	$6,008,165	$1,530,944

(1)
Audit Fees include fees billed for professional services rendered for the audit of our annual consolidated financial statements, the audit of our system of internal control over financial reporting, the review of interim consolidated financial statements included in our quarterly reports, consents and comfort letters provided in connection with the filing of registration statements, other related services that are normally provided in connection with statutory and regulatory filings, and related out‑of‑pocket expenses.

(2)	Audit-Related Fees include fees billed for professional services rendered in connection with the Expanded Audit Committee Review, and related out‑of‑pocket expenses.

(3)	All Other fees consisted principally of fees for tax compliance and tax advice.

REPORT OF THE AUDIT COMMITTEE
          The Audit Committee assists our Board in overseeing (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, (iv) the performance of our independent auditor, and (v) the design and implementation of the Company’s internal audit function, and the performance of the internal audit function after it has been established. In so doing, it is the responsibility of the Audit Committee to maintain free and open communication between the directors, the independent auditor and our financial management. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us. The independent auditor reports directly to the Audit Committee.
          Management is responsible for the preparation, presentation, and integrity of our consolidated financial statements, accounting and financial reporting principles, internal control over financial reporting, and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations. Management is also responsible for objectively reviewing and evaluating the adequacy, effectiveness, and quality of our system of internal control over financial reporting. Our independent auditor, Deloitte & Touche LLP, is responsible for performing an independent audit of the consolidated financial statements.
          The Audit Committee’s responsibility is to monitor and oversee these processes and the engagement, independence and performance of our independent auditor. The Audit Committee relies, without independent verification, on the information provided to it and on the representations made by management and the independent auditor.
          The Audit Committee has met with our independent auditor and discussed the overall scope and plans for their audit. The Audit Committee met with the independent auditor to discuss matters required to be discussed with audit committees under generally accepted auditing standards, including, among other things, matters related to the conduct of the audit of our consolidated financial statements and the matters required to be discussed by the statement on Auditing Standards No. 1301, as adopted by the Public Company Accounting Oversight Board.
          Our independent auditor also provided to the Audit Committee the written disclosures and the letter required by applicable standards of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and the Audit Committee discussed with the independent auditor its independence. When considering the independence of Deloitte & Touche LLP, the Audit Committee considered the non‑audit services provided to the Company by the independent auditor and concluded that such services are compatible with maintaining the auditor’s independence.
          The Audit Committee has reviewed and discussed our audited consolidated financial statements for the fiscal year ended December 31, 2019 with management and Deloitte & Touche LLP. Based on the Audit Committee’s review of the audited consolidated financial statements and the meetings and discussions with management and the independent auditors, and subject to the limitations on the Audit Committee’s role and responsibilities referred to above and in the Audit Committee Charter, the Audit Committee recommended to our Board that our audited consolidated financial statements be included in this Annual Report on Form 10‑K.

By the Audit Committee of the Board of Directors,

Anthony Best (Chair)
Alan E. Douglas
Jack B. Moore
Policy on Audit Committee Pre‑Approval of Audit and Non‑Audit Services of Independent Registered Public Accounting Firm
          The charter of the Audit Committee and its pre‑approval policy require that the Audit Committee review and pre‑approve the Company’s independent registered public accounting firm’s audit fees, audit‑related fees, tax fees and fees for other services. The Chairman of the Audit Committee has the authority to grant pre‑approvals that are within the pre‑approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2019, the Audit Committee approved 100% of the services described above under the captions “Audit Fees,” “Audit-Related Fees” and “All Other Fees”.

Part IV
Item 15.        Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The Financial Statements in Item 8 are filed as part of this Annual Report.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
The exhibits required to be filed by this Item 15(b) are set forth in the Exhibit Index included below.
(b) See Exhibit Index
(c) None

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

3.2	Amended and Restated Bylaws of ProPetro Holding Corp. (incorporated by reference herein to Exhibit 3.2 to ProPetro Holding Corp.’s Current Report on Form 8-K dated June 19, 2019).
3.3
Certificate of Designations of Series B Junior Participating Preferred Stock of ProPetro Holding Corp. (incorporated by reference herein to Exhibit 3.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 14, 2020).

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

4.3
Registration Rights Agreement, dated as of December 31, 2018, by and between Pioneer Natural Resources Pumping Services LLC and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 4.2 to ProPetro Holding Corp.’s Current Report on Form 8-K dated December 31, 2018).

4.4(a)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5
Rights Agreement, dated as of April 14, 2020, by and between ProPetro Holding Corp. and American Stock Transfer & Trust Company, LLC (incorporated by reference herein to Exhibit 4.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 14, 2020).

10.1
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

10.2#
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

10.16#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated March 7, 2017 (Registration No. 333-215940)).

10.17#
Form of ProPetro Holding Corp. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.18#
Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated July 12, 2019).

10.19#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.22 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.20#
Form of ProPetro Holding Corp. Amendment to Non‑Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.23 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.21#
Amendment to Employment Agreement, dated April 17, 2013, by and between ProPetro Holding Corp. and Dale Redman (incorporated by reference herein to Exhibit 10.24 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.22#
Employment Agreement, dated February 17, 2017, by and between ProPetro Holding Corp. and Mark Howell (incorporated by reference herein to Exhibit 10.25 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.23#(a)	Amendment to Employment Agreement, dated May 28, 2019, by and between Mark Howell and ProPetro Holding Corp.
10.24#
2017 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.25#
2017 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.26#(a)	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees).
10.27#(a)	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement.
10.28#(a)	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors).
10.29#(a)	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Holderness).
10.30#(a)	2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Holderness).
10.31#
Letter Agreement, dated October 4, 2019, by and between Phillip Gobe and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.32#
Letter Agreement, dated October 4, 2019, by and between Dale Redman and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.33#
Letter Agreement, dated October 4, 2019, by and between Darin G. Holderness and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.34#
Letter Agreement, dated October 4, 2019, by and between Jeffrey Smith and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.35#
Separation and General Release Agreement, dated August 30, 2019, by and between Mark Howell and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated August 30, 2019).

10.36#
Separation Agreement and Mutual Release, dated October 4, 2019, by and between Ian Denholm and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.6 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.37#
Separation Agreement and Release, dated March 13, 2020 by and between Dale Redman and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.38#
Letter Agreement, dated March 13, 2020, by and between Jeffery D. Smith and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.39#	ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).
10.40#
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.41#
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, between Phillip A. Gobe and ProPetro Services, Inc., dated March 13, 2020 (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.42#
Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 18, 2020).

10.43#(a)	Employment Agreement, dated September 25, 2019, by and between ProPetro Holding Corp. and Newton W. Wilson III.
10.44
Amendment No. 1 to Credit Agreement, dated as of February 22, 2018 by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 27, 2018).

10.45
Amendment No. 2 to Credit Agreement, dated as of December 19, 2018, by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated December 21, 2018).

10.46
Pressure Pumping Services Agreement dated December 31, 2018, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.31 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.47
Form of Indemnification Agreement for Pioneer Designated Directors (incorporated by reference herein to Exhibit 10.32 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.48
Form of Indemnification Agreement for Officers and Directors of ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.33 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.49#	ProPetro Services, Inc. Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).
10.50#
Waiver to Credit Agreement, dated as of March 17, 2020 by and among ProPetro Holding Corp., ProPetro Services, Inc., Barclays Bank PLC, as the Agent, the Collateral Agent, a Letter of Credit Issuer and the Swingline Lender, and each of the Lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 23, 2020).

10.51#(a)	Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, dated March 16, 2020, by and between Newton W. Wilson III and ProPetro Services, Inc.
10.52#
Letter Agreement, dated April 9, 2020, by and between David Sledge and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

10.53#(a)	Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy.
10.54#(a)	2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees).
10.55#(a)	2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Employees).
10.56#
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, dated April 10, 2020, by and between Darin G. Holderness and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

21.1(a)	List of Subsidiaries of ProPetro Holding Corp.
23.1(a)	Consent of Independent Registered Public Accounting Firm.
31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(a)	XBRL Instance Document
101.SCH(a)	XBRL Taxonomy Extension Schema Document
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document
104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(a) Filed herewith.
(b) Furnished herewith.
#    Compensatory plan, contract or arrangement.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 19, 2020.
ProPetro Holding Corp.

/s/ Phillip A. Gobe
Phillip A. Gobe Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Phillip A. Gobe	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 19, 2020
Phillip A. Gobe
/s/ Darin G. Holderness	Chief Financial Officer (Principal Financial Officer)	June 19, 2020
Darin G. Holderness
/s/ Elo Omavuezi	Chief Accounting Officer (Principal Accounting Officer)	June 19, 2020
Elo Omavuezi
/s/ Spencer D. Armour	Director	June 19, 2020
Spencer D. Armour, III
/s/ Mark Berg	Director	June 19, 2020
Mark Berg
/s/ Anthony Best	Director	June 19, 2020
Anthony Best
/s/ Pryor Blackwell	Director	June 19, 2020
Pryor Blackwell
/s/ Michele V. Choka	Director	June 19, 2020
Michele V. Choka
/s/ Alan E. Douglas	Director	June 19, 2020
Alan E. Douglas
/s/ Jack Moore	Director	June 19, 2020
Jack Moore