Form 10-Q
period 2020-03-31
ProPetro Holding Corp.
filed 2020-07-02
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at June 29, 2020, was 100,889,230.

PROPETRO HOLDING CORP.

-i-

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

•changes in our tax status;
•technological changes;

•	our ability to successfully implement technological developments and enhancements, including the new DuraStim® fleets and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	the effects of current and future litigation, including the Logan Lawsuit, the Boca Raton Lawsuit and the Chang Lawsuit (each defined herein);

•	the timing and outcome of, including potential expense associated with, the SEC pending investigation;

-ii-

•	the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit, the Boca Raton Lawsuit or the Chang Lawsuit;

•	the material weaknesses in our internal controls over financial reporting and disclosure controls and procedures described under Part I, Item 4, “Controls and Procedure” in this Form 10-Q;

•	matters related to the Company's expanded audit committee review and related findings, as well as the implementation and effectiveness of the Company's remediation plan; and
•our ability to successfully execute on our plans and objectives.
          Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2019, filed with the SEC (the "Form 10-K") and elsewhere throughout that report, and other risks, many of which are beyond our control.
          Readers are cautioned not to place undue reliance on our forward-looking statements, which are made as of the effective date of this Form 10-Q. We do not undertake, and expressly disclaim, any duty to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports, including the risk factors described in the Form 10-K.

-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,717	$149,036
Accounts receivable - net of allowance for credit losses of $5,340 and $1,049, respectively	222,378	212,183
Inventories	3,296	2,436
Prepaid expenses	7,934	10,815
Other current assets	637	1,121
Total current assets	377,962	375,591
PROPERTY AND EQUIPMENT - net of accumulated depreciation	1,018,660	1,047,535
OPERATING LEASE RIGHT-OF-USE ASSETS	921	989
OTHER NONCURRENT ASSETS:
Goodwill	—	9,425
Other noncurrent assets	2,347	2,571
Total other noncurrent assets	2,347	11,996
TOTAL ASSETS	$1,399,890	$1,436,111
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$198,437	$193,096
Operating lease liabilities	309	302
Finance lease liabilities	—	2,831
Accrued and other current liabilities	26,916	36,343
Accrued interest payable	263	394
Total current liabilities	225,925	232,966
DEFERRED INCOME TAXES	101,729	103,041
LONG-TERM DEBT	110,000	130,000
NONCURRENT OPERATING LEASE LIABILITIES	720	799
Total liabilities	438,374	466,806
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,777,670 and 100,624,099 shares issued, respectively	101	101
Additional paid-in capital	826,644	826,629
Retained earnings	134,771	142,575
Total shareholders’ equity	961,516	969,305
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,890	$1,436,111

See notes to condensed consolidated financial statements
1

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE - Service revenue	$395,069	$546,179
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	300,848	381,523
General and administrative (inclusive of stock-based compensation)	24,937	18,524
Depreciation and amortization	40,205	33,117
Impairment expense	16,654	—
Loss on disposal of assets	19,854	19,228
Total costs and expenses	402,498	452,392
OPERATING INCOME (LOSS)	(7,429)	93,787
OTHER EXPENSE:
Interest expense	(1,281)	(1,903)
Other expense	(3)	(187)
Total other expense	(1,284)	(2,090)
INCOME (LOSS) BEFORE INCOME TAXES	(8,713)	91,697
INCOME TAX (EXPENSE) BENEFIT	909	(21,892)
NET INCOME (LOSS)	$(7,804)	$69,805

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.08)	$0.70
Diluted	$(0.08)	$0.67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,687	100,232
Diluted	100,687	104,123

See notes to condensed consolidated financial statements
2

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	$969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516

	Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	$797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,804)	$69,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,205	33,117
Impairment expense	16,654	—
Deferred income tax expense (benefit)	(1,312)	21,083
Amortization of deferred debt issuance costs	135	134
Stock-based compensation	471	1,829
Provision for credit losses	4,291	—
Loss on disposal of assets	19,854	19,228
Changes in operating assets and liabilities:
Accounts receivable	(14,486)	(154,516)
Other current assets	1,138	(274)
Inventories	(860)	482
Prepaid expenses	2,920	759
Accounts payable	10,080	45,324
Accrued and other current liabilities	(9,431)	(1,366)
Accrued interest	(131)	480
Net cash provided by operating activities	61,724	36,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,290)	(178,912)
Proceeds from sale of assets	733	1,027
Net cash used in investing activities	(46,557)	(177,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	90,000
Repayments of borrowings	(20,000)	—
Payment of finance lease obligation	(30)	—
Repayments of insurance financing	—	(1,934)
Proceeds from exercise of equity awards	—	552
Tax withholdings paid for net settlement of equity awards	(456)	—
Net cash provided by (used in) financing activities	(20,486)	88,618
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,319)	(53,182)
CASH AND CASH EQUIVALENTS - Beginning of period	149,036	132,700
CASH AND CASH EQUIVALENTS - End of period	$143,717	$79,518

See notes to condensed consolidated financial statements
3

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Form 10-K filed with the SEC (our "Form 10-K").
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
         The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of June 29, 2020, the WTI price for a barrel of crude oil was approximately $40.
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
           All Other— All other consists of our coiled tubing and drilling, which are all downhole well stimulation and completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2020 and December 31, 2019, accrued revenue (unbilled receivable) included as part of our accounts receivable was $21.6 million and $37.0 million, respectively. At March 31, 2020, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $16.3 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of March 31, 2020, the Company had $5.3 million allowance for credit losses. The allowance for credit losses of $4.3 million, recorded during the three months ended March 31, 2020, was the result of the application of ASU 2016-13 to the Company’s accounts receivables as of March 31, 2020 in consideration of both historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately, customers with receivable balances that may be further impacted by current economic developments and market conditions. A substantial amount of the Company’s allowance for credit losses relates to a customer facing significant liquidity constraints for which the expected credit loss was separately evaluated. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the coronavirus ("COVID-19") pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may af

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)

fect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during for the three months ended March 31, 2020.

($ in thousands)
March 31, 2020
Balance - January 1, 2020	$1,049
Allowance for credit losses during the period	4,291
Amounts written off	—
Balance - March 31, 2020	$5,340

Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2020
             In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the consolidated condensed balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a combination of historical losses and on case-by-case basis. While there was no material impact to our consolidated financial statements as a result of adoption of ASU 2016-13, as a result of deteriorating economic conditions for the oil and gas industry brought on by the COVID-19 pandemic, during the first quarter of 2020, the Company recorded a provision for credit losses of $4.3 million, included in general and administrative expenses in the accompanying condensed consolidated statement of operations, in accordance with the new standard. Refer to “Allowance for Credit Losses” within Note 1 for additional disclosures required under ASU 2016-13.
             In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and determined the adoption of this standard did not impact the Company’s condensed consolidated financial statements.
            In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, although the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2020, we adopted this guidance and the adoption did not materially affect the Company's condensed consolidated financial statements. See Note 3 for additional disclosures relating to our goodwill impairment.
Recently Issued Accounting Standards Not Yet Adopted in 2020
          In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 - Recently Issued Accounting Standards (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and long-term debt. The estimated fair value of our financial instruments at March 31, 2020 and December 31, 2019 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019, respectively, are set forth below:

($ in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
March 31, 2020:
Property and equipment, net	$750	$—	$750	$—	$(7,229)
Goodwill	$—	$—	$—	$—	$(9,425)
December 31, 2019:
Property and equipment, net	$2,000	$—	$2,000	$—	$(3,405)
Goodwill	$—	$—	$—	$—	$—

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

          During the three months ended March 31, 2020, the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and current market prices were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. We determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, accordingly impairment expense of approximately $1.1 million was recorded for our Permian drilling assets during the three months ended March 31, 2020. The carrying value for our Permian drilling assets after the impairment expense was approximately $0.8 million.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 hydraulic horsepower (“HHP”) of DuraStim® equipment, with the purchase option expiring at different times through April 30, 2021. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment has been fully impaired and written off as of March 31, 2020, because it is not probable that the Company will exercise the option to purchase the equipment given the current depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the three months ended March 31, 2020 and 2019 in our hydraulic fracturing and drilling segments was $7.2 million and $0, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million is fully impaired. Accordingly, we recorded a goodwill impairment expense of $9.4 million during the three months ended March 31, 2020. There was no goodwill impairment expense during the three months ended March 31, 2019.
Note 4 - Long-Term Debt
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2020 was approximately $161.9 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the three months ended March 31, 2020 was 3.9%.
          Total debt consisted of the following at March 31, 2020 and December 31, 2019, respectively:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

($ in thousands)
	2020	2019
ABL Credit Facility	$110,000	$130,000
Total debt	110,000	130,000
Less current portion of long-term debt	—	—
Total long-term debt	$110,000	$130,000

          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet.
Annual Maturities — Scheduled remaining annual maturities of total debt are as follows at March 31, 2020:

($ in thousands)
2020	$—
2021	—
2022	—
2023	110,000
2024 and thereafter	—
Total	$110,000

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Reportable Segment Information
          The Company has four operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing, coiled tubing and drilling. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category in the table below. Total corporate administrative expense for the three months ended March 31, 2020 and 2019 was $10.3 million and $29.7 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 94.8% and 95.9% of our pressure pumping revenue during the three months ended March 31, 2020 and and 2019, respectively.
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

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Service revenue	$386,919	$8,150	$395,069
Adjusted EBITDA	$78,664	$(3,741)	$74,923
Depreciation and amortization	$38,969	$1,236	$40,205
Capital expenditures	$39,268	$828	$40,096
Total assets at March 31, 2020	$1,347,189	$52,701	$1,399,890

	Three Months Ended March 31, 2019
	Pressure Pumping	All Other	Total
Service revenue	$532,064	$14,115	$546,179
Adjusted EBITDA	$151,040	$(765)	$150,275
Depreciation and amortization	$31,783	$1,334	$33,117
Goodwill at December 31, 2019	$9,425	$—	$9,425
Capital expenditures	$82,035	$4,112	$86,147
Total assets at December 31, 2019	$1,381,811	$54,300	$1,436,111

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Net income (loss)	$4,308	$(12,112)	$(7,804)
Depreciation and amortization	38,969	1,236	40,205
Impairment expense	15,559	1,095	16,654
Interest expense	1	1,280	1,281
Income tax expense	—	(909)	(909)
Loss on disposal of assets	19,815	39	19,854
Stock-based compensation	—	471	471
Other expense	—	3	3
Other general and administrative expense(1)	—	5,135	5,135
Retention bonus and severance expense	12	21	33
Adjusted EBITDA	$78,664	$(3,741)	$74,923

	Three Months Ended March 31, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$98,094	$(28,289)	$69,805
Depreciation and amortization	31,783	1,334	33,117
Interest expense	—	1,903	1,903
Income tax expense	—	21,892	21,892
Loss on disposal of assets	19,006	222	19,228
Stock-based compensation	—	1,829	1,829
Other expense	—	187	187
Deferred IPO bonus expense	2,157	157	2,314
Adjusted EBITDA	$151,040	$(765)	$150,275

(1)	Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share
          Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share uses the same net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
          The table below shows the calculations for the three months ended March 31, 2020 and 2019, (in thousands, except for per share data).

	Three Months Ended March 31,
	2020	2019
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(7,804)	$69,805

Denominator
Denominator for basic income (loss) per share	100,687	100,232
Dilutive effect of stock options	—	3,160
Dilutive effect of performance share units	—	555
Dilutive effect of restricted stock units	—	176
Denominator for diluted income (loss) per share	100,687	104,123

Basic income (loss) per share	$(0.08)	$0.70
Diluted income (loss) per share	$(0.08)	$0.67

             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of March 31, 2020 and 2019, respectively, have not been included in the calculation of diluted income (loss) per common share because they will be anti-dilutive to the calculation of diluted net income (loss) per common share.

(In thousands)

	2020	2019

Stock options	4,230	—
Restricted stock units	1,228	—
Performance stock units	1,051	—
Total	6,509	—

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Stock-Based Compensation

Stock Options

          There were no new stock option grants during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the aggregate intrinsic value for our outstanding stock options was approximately $0.3 million, and the aggregate intrinsic value for our exercisable stock options was $0.3 million. The remaining exercise period for the outstanding and exercisable stock options as of March 31, 2020, was 4.5 years and 4.6 years, respectively.
          A summary of the stock option activity for the three months ended March 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	4,300,088	$5.03
Granted	—	$—
Exercised	—	$—
Forfeited	(69,673)	$14.00
Expired	—	$—
Outstanding at March 31, 2020	4,230,415	$4.88
Exercisable at March 31, 2020	4,092,276	$4.58

Restricted Stock Units

         During the three months ended March 31, 2020, we granted a total of 949,214 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2020, the total unrecognized compensation expense for all RSUs was approximately $10.5 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.
          The following table summarizes RSUs activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	613,217	$18.75
Granted	949,214	$7.74
Vested	(64,615)	$21.57
Forfeited	(270,316)	$16.18
Canceled	—	$—
Outstanding at March 31, 2020	1,227,500	$10.65

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)

Performance Share Units
           During the three months ended March 31, 2020, we granted 966,242 performance share units ("PSUs") to certain key employees and officers under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          The following table summarizes information about PSUs activity during the three months ended March 31, 2020:

Period Granted	Target Shares Outstanding at January 1, 2020	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2020	Weighted Average Grant Date Fair Value per Share
2017	151,492	—	(151,492)	—	—	$10.73
2018	156,576	—	—	(72,254)	84,322	$27.51
2019	214,553	—	—	(88,235)	126,318	$34.82
2020	—	966,242		(125,391)	840,851	$9.42
Total	522,621	966,242	(151,492)	(285,880)	1,051,491	$13.92

          The total stock compensation expense for the three months ended March 31, 2020 and 2019 for all stock awards was $0.5 million and $1.8 million, respectively. The total unrecognized compensation expense as of March 31, 2020 was approximately $20.7 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Related-Party Transactions
Corporate Office Building
          The Company rented its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest. The rent expense incurred on our corporate office building is approximately $0.1 million per year. During the three months ended March 31, 2020, the total improvements on our corporate office building that we rent from the related party was approximately $0.2 million. In April 2020, the Company acquired the corporate office building and the associated real property for approximately $1.5 million.
Operations and Maintenance Yards
           The Company also leases five yards from an entity, which certain former executive officers, an executive officer and a director of the Company have equity interests and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased a yard from another entity, which a certain executive officer of the Company has an equity interest, and with annual lease expense of approximately $0.1 million.
Transportation and Equipment Rental
          For the three months ended March 31, 2020 and 2019, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company has an equity interest, of approximately $0 and $0.1 million, respectively.
         The Company also rented equipment in Elk City, Oklahoma for our flowback operations from an entity, which a former executive officer of the Company has an equity interest. During the three months ended March 31, 2019, the Company incurred equipment rental costs of approximately $0.05 million. This rental arrangement was terminated in January 2020.
Other Services
         The Company obtains equipment maintenance and repair services from an entity that has a family relationship with an executive officer of the Company. During the three months ended March 31, 2020, the Company incurred approximately $0.3 million for equipment maintenance and repair services associated with this related party.
         At March 31, 2020, the Company had approximately $0.2 million in payables to the above related parties. As of December 31, 2019, there were no outstanding payables in connection with transactions to the above related parties.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property in connection with Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer acquired 16.6 million shares of our common stock. We terminated our crew camp facility lease with Pioneer in July 2019, and the total payment to Pioneer in 2019 in connection with the crew camp facility lease was approximately $0.1 million. Revenue from services provided to Pioneer accounted for approximately $127.4 million and $159.9 million of our total revenue during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $77.7 million and the amount due to Pioneer was $0. During the three months ended March 31, 2020 and 2019, the Company reimbursed Pioneer approximately $2.6 million and $0, respectively, for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company in connection with the Pioneer Pressure Pumping Acquisition. As of December 31, 2019, the balance due from Pioneer for services provided and billed amounted to approximately $61.7 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a director of the Company has a noncontrolling equity ownership interest. During the three months ended March 31, 2020 and 2019, the Company made lease payments of approximately $0.1 million and $0.1 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of March 31, 2020, the weighted average discount rate and remaining lease term was approximately 6.7% and 3.0 years, respectively.
          As of March 31, 2020, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.3 million. For the three months ended March 31, 2020 and 2019, we recorded operating lease cost of approximately $0.1 million and $0.1 million, respectively, in our statement of operations.
Finance Leases
Description of Ground Lease
          In 2018, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease did not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease did not contain variability in payments resulting from either an index change or rate change. The remaining lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was approximately 1.2 years, assuming we will exercise our option to purchase the land immediately after the option becomes exercisable. In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease for approximately $2.5 million. For the three months ended March 31, 2020 and 2019, the interest on our finance lease was approximately $0 and $0.03 million, respectively.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of March 31, 2020 are as follows:

($ in thousands)
2020	$277
2021	377
2022	389
2023	97
2024	—
Total undiscounted future lease payments	1,140
Less: amount representing interest	(111)
Present value of future lease payments (lease obligation)	$1,029

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

          The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the three months ended March 31, 2020 was approximately $0.1 million and $0.03 million, respectively. During the three months ended March 31, 2019, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.1 million and $0.1 million, respectively.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the three months ended March 31, 2020, our short-term leases and lodging expense was approximately $0.3 million and $2.1 million, respectively. During the three months ended March 31, 2019 our short-term leases and lodging expense was approximately $0.3 million and $2.2 million, respectively. At March 31, 2020, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $5.1 million.
Note 10 - Commitments and Contingencies
Commitments
          As of March 31, 2020, the Company has an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 HHP of DuraStim® equipment, with the purchase option expiring at different times through April 30, 2021. The option fee of $6.1 million, which was classified as a deposit for property and equipment when the agreement was entered into in 2019, has been impaired and written off as of March 31, 2020 as it is not probable that we will exercise our option to purchase the equipment given the current market conditions and the depressed oil and gas industry.
          As of March 31, 2020, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $1.2 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the three months ended March 31, 2020, no shortfall fee has been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer of the Company has a 44% noncontrolling equity interest in the LandCo. The total sand purchased from SandCo during the three months ended March 31, 2020 and 2019 was approximately $5.3 million and $9.5 million, respectively, and the estimated indirect benefit to the former executive officer of the Company was approximately $0.2 million and $0.3 million, respectively.
          As of March 31, 2020 and December 31, 2019, the Company had issued letters of credit of approximately $1.5 million and $1.5 million, respectively, under the Company's ABL Credit Facility relating to the Company's casualty insurance policy.
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
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Boca Raton Lawsuit, the Chang Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of March 31, 2020, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
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
Regulatory Audits
          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of March 31, 2020, although the audit is still ongoing, we do not believe that any material tax liability will arise from the audit.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          The financial information, discussion and analysis that follow should be read in conjunction with our condensed consolidated financial statements and the related notes included in the Form 10-K as well as the financial and other information included therein.
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
          We expect to receive the remaining 54,000 HHP of the DuraStim® fleet, which has been fully paid for by us, before the end of 2020. Our total HHP as of March 31, 2020 was 1,469,000 HHP which comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of the new DuraStim® hydraulic fracturing technology.
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
          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. The majority of our fleet has been delivered in recent years, and we continue to fully maintain our equipment to ensure optimal performance and reliability.
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
            The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of June 29, 2020, the WTI price for a barrel of crude oil was approximately $40.
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
          Although the oil and gas market is currently depressed, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. If the market rebounds, we believe there will be increased demand for pressure pumping services in the Permian Basin where we operate. If the depressed oil prices and the current depressed economic conditions remain for a longer period of time, and our future cash flows are negatively impacted, we may record additional asset impairment charges in future periods.
          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating results in November and December, even in a stable commodity price and operations environment. The seasonal tendencies and the current depressed oil and gas market conditions could result in a longer recovery time in the oil and gas industry thereby significantly impacting on revenue, results of operations and cash flows for a longer period of time beyond 2020.
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
How We Evaluate Our Operations
          Our management uses a variety of financial metrics, Adjusted EBITDA or Adjusted EBITDA margin, to evaluate and analyze the performance of our various operating segments.
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

Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Net income (loss)	$4,308	$(12,112)	$(7,804)
Depreciation and amortization	38,969	1,236	40,205
Impairment expense	15,559	1,095	16,654
Interest expense	1	1,280	1,281
Income tax expense	—	(909)	(909)
Loss on disposal of assets	19,815	39	19,854
Stock-based compensation	—	471	471
Other expense	—	3	3
Other general and administrative expense(1)	—	5,135	5,135
Retention bonus and severance expense	12	21	33
Adjusted EBITDA	$78,664	$(3,741)	$74,923

	Three Months Ended March 31, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$98,094	$(28,289)	$69,805
Depreciation and amortization	31,783	1,334	33,117
Interest expense	—	1,903	1,903
Income tax expense	—	21,892	21,892
Loss on disposal of assets	19,006	222	19,228
Stock-based compensation	—	1,829	1,829
Other expense	—	187	187
Deferred IPO bonus expense	2,157	157	2,314
Adjusted EBITDA	$151,040	$(765)	$150,275

(1)	Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review.

Results of Operations
          We conducted our business through four operating segments: hydraulic fracturing, cementing, coiled tubing, and drilling. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expense (inclusive of our total income tax expense and interest expense) for the three months ended March 31, 2020 and 2019 was $10.3 million and $29.7 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 94.8% and 95.9% of our pressure pumping revenue during the three months ended March 31, 2020 and 2019, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change
	2020	2019	Variance	%
Revenue	$395,069	$546,179	$(151,110)	(27.7)%
Cost of services (1)	300,848	381,523	(80,675)	(21.1)%
General and administrative expense (2)	24,937	18,524	6,413	34.6%
Depreciation and amortization	40,205	33,117	7,088	21.4%
Impairment expense	16,654	—	16,654	100.0%
Loss on disposal of assets	19,854	19,228	626	3.3%
Interest expense	1,281	1,903	(622)	(32.7)%
Other expense	3	187	(184)	(98.4)%
Income tax expense (benefit)	(909)	21,892	(22,801)	(104.2)%
Net income (loss)	$(7,804)	$69,805	$(77,609)	(111.2)%

Adjusted EBITDA (3)	$74,923	$150,275	$(75,352)	(50.1)%
Adjusted EBITDA Margin (3)	19.0%	27.5%	(8.5)%	(30.9)%

Pressure pumping segment results of operations:
Revenue	$386,919	$532,064	$(145,145)	(27.3)%
Cost of services	$294,224	$371,105	$(76,881)	(20.7)%
Adjusted EBITDA (3)	$78,664	$151,040	$(72,376)	(47.9)%
Adjusted EBITDA Margin (4)	20.3%	28.4%	(8.1)%	(28.5)%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

          Revenues.    Revenues decreased 27.7%, or $151.1 million, to $395.1 million during the three months ended March 31, 2020, as compared to $546.2 million during the three months ended March 31, 2019. The decrease was primarily attributable to the decrease in demand for pressure pumping services that led to a significant decrease in our hydraulic fracturing fleet utilized and also pricing discounts we provided to our customers in March 2020 following the depressed oil prices and slowdown in economic activity from the COVID-19 pandemic. Our average active fleet count decreased to approximately 18.6 active fleets during the three months ended March 31, 2020 from approximately 27.0 active fleets for the three months ended March 31, 2019. Our pressure pumping segment revenues decreased 27.3%, or $145.1 million, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
          Revenues from services other than pressure pumping decreased 42.3%, or $6.0 million, to $8.2 million for the three months ended March 31, 2020 as compared $14.1 million for the three months ended March 31, 2019. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in our customers' well simulation and completions activity and pricing discounts which were driven by depressed oil prices and the COVID-19 pandemic.
          Cost of Services.    Cost of services decreased 21.1%, or $80.7 million, to $300.8 million for the three months ended March 31, 2020, as compared to $381.5 million during the three months ended March 31, 2019. Cost of services in our pressure pumping segment decreased $76.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. These decreases were primarily attributable to the significantly lower activity levels resulting from our customers idling fleets following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic. As a percentage of pressure pumping segment revenues, pressure pumping cost of services increased to 76.0% for the three months ended March 31, 2020, as compared to 69.7% for the three months ended March 31, 2019. The increase in cost of services as a percentage of revenue for our pressure pumping segment resulted from an unfavorable change in our cost structure resulting from the pricing discounts we provided to our customers and certain cost of services that was absorbed by the Company and not passed to the customers either because of idling fleets or depressed market conditions.
          General and Administrative Expenses.    General and administrative expenses increased 34.6%, or $6.4 million, to $24.9 million for the three months ended March 31, 2020, as compared to $18.5 million for the three months ended March 31, 2019. The net increase was primarily attributable to the increases of $5.1 million relating to professional fees paid to external consultants in connection with the Company's expanded audit committee review, credit losses of $4.3 million and partially offset by a net decrease of $3.0 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 21.4%, or $7.1 million, to $40.2 million for the three months ended March 31, 2020, as compared to $33.1 million for the three months ended March 31, 2019. The increase was primarily attributable to the increase in our fixed asset base as of March 31, 2020, resulting primarily from an increase in our pressure pumping fleet capacity by 3.8% to 1,469,000 HHP as of March 31, 2020.
          Impairment Expense.    During the three months ended March 31, 2020, the depressed market conditions, crude oil prices and negative near-term outlook for the utilization of our assets, resulted in the Company recording an impairment expense of approximately $16.7 million, of which approximately $9.4 million relates to goodwill impairment and approximately $7.2 million relates to property and equipment impairment. There was no impairment expense during the three months ended March 31, 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 3.3%, or $0.6 million, to $19.9 million for the three months ended March 31, 2020, as compared to $19.2 million for the three months ended March 31, 2019. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 32.7%, or $0.6 million, to $1.3 million for the three months ended March 31, 2020, as compared to $1.9 million for the three months ended March 31, 2019. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
          Income Tax Expense.   Total income tax benefit was $0.9 million resulting in an effective tax rate of 10.4% for the three months ended March 31, 2020, as compared to income tax expense of $21.9 million or an effective tax rate of 23.9% for the three months ended March 31, 2019. The income tax benefit recorded in the three months ended March 31, 2020 is primarily attributable to the Company projecting a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Furthermore, the change in the effective tax rate from 23.9% to 10.4% in the three months ended March 31, 2020 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”). Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy any future debt payments. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. With the current depressed oil and gas market conditions, we believe our remaining monthly availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity.
          As of March 31, 2020, our borrowings under our ABL Credit Facility was $110.0 million and our total liquidity was approximately $194.1 million, consisting of cash and cash equivalents of $143.7 million and $50.4 million of availability under our ABL Credit Facility.
           As of June 29, 2020, we had no borrowings under our ABL Credit Facility and our total liquidity was approximately $49.8 million, consisting of cash and cash equivalents of $36.7 million and $13.1 million of availability under our ABL Credit Facility.
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
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of March 31, 2020 was approximately $161.9 million and was approximately $16.8 million as of June 29, 2020. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the three months ended March 31, 2020 was 3.9%.
           In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020, which we have now provided to our lenders.
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

Future Sources and Use of Cash and Contractual Obligations
          Future capital expenditures are projected to be primarily related to maintenance capital expenditures to support our active assets depending on fleet utilization, customer demand and market conditions. We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers and idle fees if a customer (Pioneer) decides to idle committed fleets and we are not able to deploy the idled fleets to another customer. During times when there is a significant reduction in overall demand for our services, the idle fees could represent a material portion of our revenues and cash flows from operations. Our maintenance capital expenditures are dependent on our operational activity and the intensity on the equipment, among other factors, which could vary throughout the year. In addition, we have option agreements with our equipment manufacturer to purchase additional 108,000 HHP of DuraStim® hydraulic pumps through April 30, 2021. We believe the cost to acquire the DuraStim® hydraulic pumps will be comparable to our previously purchased DuraStim® hydraulic pumps. In the current economic environment, it is not probable we would exercise these options before they expire.
          We have repaid all our borrowings, as of June 29, 2020, under our ABL Credit Facility with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio. Through June 29, 2020, we repaid $130.0 million of our borrowings under the ABL Credit Facility.
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact on our future liquidity. There were no other known future material contractual obligations as of March 2020.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$61,724	$36,085
Investing activities	$(46,557)	$(177,885)
Financing activities	$(20,486)	$88,618
Cash Flows From Operating Activities
          Net cash provided by operating activities was $61.7 million for the three months ended March 31, 2020, compared to net cash provided by operating activities of $36.1 million for the three months ended March 31, 2019. The net increase of $25.6 million was primarily due to the timing of our collection from our customers and payments to our vendors. We improved the number of days our revenue was outstanding by collecting our receivables quicker during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Cash Flows From Investing Activities
          Net cash used in investing activities decreased to $46.6 million for the three months ended March 31, 2020, from $177.9 million for the three months ended March 31, 2019. The decrease was primarily attributable to the decrease in capital expenditure during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company acquired and paid approximately $110.0 million for the purchase of 510,000 HHP, 4 coiled tubing units and maintenance yard, and also made cash deposits of $18.4 million to its equipment manufacturers for DuraStim® hydraulic fracturing pumps.
Cash Flows From Financing Activities
          Net cash used in financing activities was $20.5 million for the three months ended March 31, 2020, and net cash provided by financing activities was $88.6 million for the three months ended March 31, 2019. The net decrease in cash from financing activities during the three months ended March 31, 2020 was primarily driven by the repayment of our borrowings under our ABL Credit Facility of $20.0 million, compared to borrowings of $90.0 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company did not finance it activities from borrowings but rather repaid $20.0 million of outstanding borrowings under the ABL Credit facility.

Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2020.
Critical Accounting Policies and Estimates
           There have been no material changes during the three months ended March 31, 2020 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2020, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our financial statements in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”)
Management’s Report on Internal Control over Financial Reporting
        The management of ProPetro Holding Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ProPetro Holding Corp. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with U.S. GAAP. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.
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
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO. Based on the evaluation under these criteria, management determined, based upon the existence of the material weaknesses identified and previously reported in our Form 10-K and described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of March 31, 2020.
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
Remediation Plan and Status
           Our remediation efforts to the identified material weaknesses are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. The Board and management have implemented, among other items, the following measures to address the material weaknesses identified:

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
         Our remediation of the identified material weaknesses and strengthening our internal control environment is ongoing and will require a substantial effort. We will continue to evaluate the design and implementation and operating effectiveness of the new and existing controls that address all the material weaknesses. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing for a period of time, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above.
Changes in Internal Control over Financial Reporting
         Except as described above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
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
10.1
Waiver to Credit Agreement, dated as of March 17, 2020 by and among ProPetro Holding Corp., ProPetro Services, Inc., Barclays Bank PLC, as the Agent, the Collateral Agent, a Letter of Credit Issuer and Swingline Lender, and each of the Lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 23, 2020).

10.2+
Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.'s Current Report on Form 8-K, dated February 18, 2020).

10.3+
Separation Agreement and Release, dated March 13, 2020, by and between Dale Redman and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.'s Current Report on Form 8-K, dated March 16, 2020).

10.4+
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, dated March 16, 2020, by and between Newton W. Wilson III and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.51 to ProPetro Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019).

10.5+
Letter Agreement, dated March 13, 2020, by and between Jeffrey D. Smith and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.6+
Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference herein to Exhibit 10.53 to ProPetro Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019).

10.7+
2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.54 to ProPetro Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019).

10.8+
2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.55 to ProPetro Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019).

10.9+	ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).
10.10+
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.11+
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, between Phillip A. Gobe and ProPetro Services, Inc., dated March 13, 2020 (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	July 2, 2020	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Darin G. Holderness
Darin G. Holderness
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)