Form 10-Q
period 2020-06-30
ProPetro Holding Corp.
filed 2020-08-06
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 31, 2020, was 100,898,445.

PROPETRO HOLDING CORP.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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

•changes in our tax status;
•technological changes;

•	our ability to successfully implement technological developments and enhancements, including the new DuraStim® hydraulic fracturing equipment and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof);

•	the effects of current and future litigation, including the Logan Lawsuit, the Shareholder Derivative Lawsuit (each defined herein);

•	the timing and outcome of, including potential expense associated with, the U.S. Securities and Exchange Commission ("SEC") pending investigation;

-ii-

•	the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit or the Shareholder Derivative Lawsuit;

•
the material weaknesses in our internal controls over financial reporting and disclosure controls and procedures, as well as the implementation and effectiveness of the Company's remediation plan described under Part I, Item 4, “Controls and Procedure” in this Form 10-Q; and

•our ability to successfully execute on our plans and objectives.
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

-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,306	$149,036
Accounts receivable - net of allowance for credit losses of $1,497 and $1,049, respectively	65,554	212,183
Inventories	2,805	2,436
Prepaid expenses	5,061	10,815
Other current assets	1,103	1,121
Total current assets	111,829	375,591
PROPERTY AND EQUIPMENT - net of accumulated depreciation	978,749	1,047,535
OPERATING LEASE RIGHT-OF-USE ASSETS	851	989
OTHER NONCURRENT ASSETS:
Goodwill	—	9,425
Other noncurrent assets	2,173	2,571
Total other noncurrent assets	2,173	11,996
TOTAL ASSETS	$1,093,602	$1,436,111
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,233	$193,096
Operating lease liabilities	317	302
Finance lease liabilities	—	2,831
Accrued and other current liabilities	27,719	36,343
Accrued interest payable	—	394
Total current liabilities	59,269	232,966
DEFERRED INCOME TAXES	95,268	103,041
LONG-TERM DEBT	—	130,000
NONCURRENT OPERATING LEASE LIABILITIES	636	799
Total liabilities	155,173	466,806
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,100,889,230 and 100,624,099 shares issued, respectively	101	101
Additional paid-in capital	829,477	826,629
Retained earnings	108,851	142,575
Total shareholders’ equity	938,429	969,305
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,093,602	$1,436,111

See notes to condensed consolidated financial statements.
1

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE - Service revenue	$106,109	$529,494	$501,178	$1,075,673
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	68,193	386,218	369,041	767,741
General and administrative (inclusive of stock-based compensation)	20,331	27,889	45,269	46,414
Depreciation and amortization	40,173	35,482	80,377	68,599
Impairment expense	—	—	16,654	—
Loss on disposal of assets	8,734	31,198	28,588	50,425
Total costs and expenses	137,431	480,787	539,929	933,179
OPERATING INCOME (LOSS)	(31,322)	48,707	(38,751)	142,494
OTHER EXPENSE:
Interest expense	(791)	(2,026)	(2,072)	(3,928)
Other expense	(267)	(276)	(271)	(464)
Total other expense	(1,058)	(2,302)	(2,343)	(4,392)
INCOME (LOSS) BEFORE INCOME TAXES	(32,380)	46,405	(41,094)	138,102
INCOME TAX (EXPENSE) BENEFIT	6,460	(10,272)	7,370	(32,164)
NET INCOME (LOSS)	$(25,920)	$36,133	$(33,724)	$105,938

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.26)	$0.36	$(0.33)	$1.06
Diluted	$(0.26)	$0.35	$(0.33)	$1.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,821	100,425	100,754	100,329
Diluted	100,821	104,379	100,754	104,181

See notes to condensed consolidated financial statements.
2

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	$969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516
Stock-based compensation cost	—	$—	$2,962	$—	$2,962
Issuance of equity awards, net	111	$—	$—	$—	$—
Tax withholdings paid for net settlement of equity awards	—	—	(129)	—	(129)
Net loss	—	$—	$—	$(25,920)	$(25,920)
BALANCE - June 30, 2020	100,889	$101	$829,477	$108,851	$938,429

	Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	$69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541
Stock-based compensation cost	—	—	2,840	—	2,840
Issuance of equity awards, net	257	1	522	—	523
Net income	—	—	—	36,133	36,133
BALANCE - June 30, 2019	100,551	101	823,433	85,503	909,037

See notes to condensed consolidated financial statements.
3

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,724)	$105,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,377	68,599
Impairment expense	16,654	—
Deferred income tax expense (benefit)	(7,773)	30,937
Amortization of deferred debt issuance costs	270	269
Stock-based compensation	3,433	4,669
Provision for credit losses	448	475
Loss on disposal of assets	28,588	50,425
Changes in operating assets and liabilities:
Accounts receivable	146,181	(168,999)
Other current assets	1,613	596
Inventories	(369)	1,274
Prepaid expenses	5,833	1,417
Accounts payable	(135,592)	42,533
Accrued and other current liabilities	(8,635)	12,299
Accrued interest	(394)	419
Net cash provided by operating activities	96,910	150,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,702)	(325,881)
Proceeds from sale of assets	2,677	1,547
Net cash used in investing activities	(78,025)	(324,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	90,000
Repayments of borrowings	(130,000)	(10,000)
Payment of finance lease obligation	(30)	(123)
Repayments of insurance financing	—	(3,890)
Proceeds from exercise of equity awards	—	1,075
Tax withholdings paid for net settlement of equity awards	(585)	—
Net cash provided by (used in) financing activities	(130,615)	77,062
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,730)	(96,421)
CASH AND CASH EQUIVALENTS - Beginning of period	149,036	132,700
CASH AND CASH EQUIVALENTS - End of period	$37,306	$36,279

See notes to condensed consolidated financial statements.
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
         The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of July 31, 2020, the WTI price for a barrel of crude oil was approximately $41.
          Despite a significant decline in drilling and completion activities by U.S. producers starting in mid-March 2020, domestic supply is exceeding demand, which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. The combined effect of the aforementioned factors is anticipated to have an adverse impact on the industry in general and our operations specifically.
          Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we have taken included: (i) canceling substantially all of our growth capital projects, (ii) significantly reducing our maintenance expenditures and field level consumable costs, (iii) reducing our workforce to follow our activity levels, (iv) efforts to manage our compensation costs, such as compensation reductions and short-term management of work schedules to minimize overtime costs and (v) negotiating more favorable payment terms with certain of our larger vendors and proactively managing our portfolio of accounts receivable.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)

Revenue Recognition
          The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, separated into our one reportable segment and "all other" category, from which the Company generates its revenue.
          Pressure Pumping — Pressure pumping consists of downhole pumping services, which includes hydraulic fracturing (inclusive of acidizing services) and cementing.
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts have one performance obligation, contracted total stages, satisfied over time. We recognize revenue over time using a progress output method, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment is entitled to daily idle fee charges if a customer were to idle committed hydraulic fracturing equipment. The Company recognizes revenue related to idle fee charges on a daily basis as the performance obligations are met.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2020 and December 31, 2019, accrued revenue (unbilled receivable) included as part of our accounts receivable was $6.5 million and $37.0 million, respectively. At June 30, 2020, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $4.3 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of June 30, 2020, the Company had $1.5 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be further impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)

or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during for the six months ended June 30, 2020.

($ in thousands)

Balance - January 1, 2020	$1,049
Provision for credit losses during the period	4,291
Provision for credit losses no longer required	(3,843)
Balance - June 30, 2020	$1,497

Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2020
             In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the consolidated condensed balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a combination of historical losses and on case-by-case basis. There was no material impact to our condensed consolidated financial statements as a result of adoption of ASU 2016-13.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt. The estimated fair value of our financial instruments at June 30, 2020 and December 31, 2019 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, respectively, are set forth below:

($ in thousands)
Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
June 30, 2020:
Property and equipment, net	$—	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—	$—
December 31, 2019:
Property and equipment, net	$2,000	$—	$2,000	$—	$(3,405)
Goodwill	$—	$—	$—	$—	$—

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Fair Value Measurement (Continued)

          In the first quarter of 2020, the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and current market prices were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. We determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, accordingly impairment expense of $1.1 million was recorded for our Permian drilling assets during the six months ended June 30, 2020.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 hydraulic horsepower (“HHP”) of DuraStim® equipment, with the purchase option expiring at different times through April 30, 2021. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment has been fully impaired and written off in the first quarter of 2020 because it is not probable that the Company will exercise the option to purchase the equipment given the current depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the six months ended June 30, 2020 and 2019 in our hydraulic fracturing and drilling segments was $7.2 million and $0, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the six months ended June 30, 2020 and 2019. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million is fully impaired. Accordingly, we recorded a goodwill impairment expense of $9.4 million during the six months ended June 30, 2020. There was no goodwill impairment expense during the three and six months ended June 30, 2019.
Note 4 - Long-Term Debt
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2020 was approximately $16.8 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. The weighted average interest rate for our ABL Credit Facility for the six months ended June 30, 2020 was 3.2%.
          Total debt consisted of the following at June 30, 2020 and December 31, 2019, respectively:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Long-Term Debt (Continued)

($ in thousands)
	2020	2019
ABL Credit Facility	$—	$130,000
Total debt	—	130,000
Less current portion of long-term debt	—	—
Total long-term debt	$—	$130,000

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
          In accordance with Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category in the table below. Total corporate administrative expense for the three and six months ended June 30, 2020 was $10.6 million and $20.9 million, respectively. The corporate administrative expense for the three and six months ended June 30, 2019 was $27.5 million and $57.2 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 89.7% and 93.7% of our pressure pumping revenue during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, our hydraulic fracturing operating segment revenue approximated 95.6% and 95.8% of our pressure pumping revenue, respectively.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$103,815	$2,294	$106,109
Adjusted EBITDA	$34,030	$(8,620)	$25,410
Depreciation and amortization	$38,910	$1,263	$40,173
Capital expenditures	$10,034	$1,846	$11,880
Total assets at June 30, 2020	$1,052,915	$40,687	$1,093,602

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$515,867	$13,627	$529,494
Adjusted EBITDA	$131,187	$(4,625)	$126,562
Depreciation and amortization	$34,023	$1,459	$35,482
Goodwill at December 31, 2019	$9,425	$—	$9,425
Capital expenditures	$156,542	$4,677	$161,219
Total assets at December 31, 2019	$1,381,811	$54,300	$1,436,111

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$490,735	$10,443	$501,178
Adjusted EBITDA	$112,696	$(12,362)	$100,334
Depreciation and amortization	$77,879	$2,498	$80,377
Capital expenditures	$49,301	$2,674	$51,975
Total assets at June 30, 2020	$1,052,915	$40,687	$1,093,602

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$1,047,931	$27,742	$1,075,673
Adjusted EBITDA	$282,228	$(5,391)	$276,837
Depreciation and amortization	$65,806	$2,793	$68,599
Goodwill at December 31, 2019	$9,425	$—	$9,425
Capital expenditures	$238,577	$8,789	$247,366
Total assets at December 31, 2019	$1,381,811	$54,300	$1,436,111

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(13,528)	$(12,392)	$(25,920)
Depreciation and amortization	38,910	1,263	40,173
Interest expense	—	791	791
Income tax benefit	—	(6,460)	(6,460)
Loss on disposal of assets	8,587	147	8,734
Stock-based compensation	—	2,962	2,962
Other expense	—	267	267
Other general and administrative expense(1)	—	4,802	4,802
Retention bonus and severance expense	61	—	61
Adjusted EBITDA	$34,030	$(8,620)	$25,410

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$64,230	$(28,097)	$36,133
Depreciation and amortization	34,023	1,459	35,482
Interest expense	22	2,004	2,026
Income tax expense	—	10,272	10,272
Loss on disposal of assets	31,117	81	31,198
Stock-based compensation	—	2,840	2,840
Other expense	—	276	276
Other general and administrative expense(1)	—	6,540	6,540
Retention bonus expense	1,795	—	1,795
Adjusted EBITDA	$131,187	$(4,625)	$126,562

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(9,220)	$(24,504)	$(33,724)
Depreciation and amortization	77,879	2,498	80,377
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,071	2,072
Income tax benefit	—	(7,370)	(7,370)
Loss on disposal of assets	28,402	186	28,588
Stock-based compensation	—	3,433	3,433
Other expense	—	271	271
Other general and administrative expense (1)	—	9,937	9,937
Retention bonus and severance expense	75	21	96
Adjusted EBITDA	$112,696	$(12,362)	$100,334

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$162,324	$(56,386)	$105,938
Depreciation and amortization	65,806	2,793	68,599
Interest expense	22	3,906	3,928
Income tax expense	—	32,164	32,164
Loss on disposal of assets	50,123	302	50,425
Stock-based compensation	—	4,669	4,669
Other expense	—	464	464
Other general and administrative expense (1)	—	6,540	6,540
Deferred IPO and retention bonus expense	$3,953	$157	$4,110
Adjusted EBITDA	$282,228	$(5,391)	$276,837

(1)
Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review, SEC investigation and shareholders' litigation.

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
          The table below shows the calculations for the three and six months ended June 30, 2020 and 2019, (in thousands, except for per share data).

	Three Months Ended June 30,
	2020	2019
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(25,920)	$36,133

Denominator
Denominator for basic income (loss) per share	100,821	100,425
Dilutive effect of stock options	—	3,294
Dilutive effect of performance share units	—	449
Dilutive effect of restricted stock units	—	211
Denominator for diluted income (loss) per share	100,821	104,379

Basic income (loss) per share	$(0.26)	$0.36
Diluted income (loss) per share	$(0.26)	$0.35

	Six Months Ended June 30,
	2020	2019
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(33,724)	$105,938

Denominator
Denominator for basic income (loss) per share	100,754	100,329
Dilutive effect of stock options	—	3,252
Dilutive effect of performance share units	—	418
Dilutive effect of restricted stock units	—	182
Denominator for diluted income (loss) per share	100,754	104,181

Basic income (loss) per share	$(0.33)	$1.06
Diluted income (loss) per share	$(0.33)	$1.02

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of June 30, 2020 and 2019, respectively, have not been included in the calculation of diluted income (loss) per common share for the three and six months ended June 30, 2020 and 2019 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share.

(In thousands)
	2020	2019

Stock options	4,224	—
Restricted stock units	1,269	—
Performance stock units	1,051	—
Total	6,544	—

Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the six months ended June 30, 2020. As of June 30, 2020, the aggregate intrinsic value for our outstanding stock options was $6.5 million, and the aggregate intrinsic value for our exercisable stock options was $6.5 million. The remaining exercise period for the outstanding and exercisable stock options as of June 30, 2020, was 3.3 years and 3.2 years, respectively.
          A summary of the stock option activity for the six months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	4,300,088	$5.03
Granted	—	$—
Exercised	—	$—
Forfeited	(70,960)	$14.00
Expired	(5,619)	$14.00
Outstanding at June 30, 2020	4,223,509	$4.87
Exercisable at June 30, 2020	4,086,657	$4.57

Restricted Stock Units
         During the six months ended June 30, 2020, we granted a total of 1,143,230 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2020, the total unrecognized compensation expense for all RSUs was approximately $9.3 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)

          The following table summarizes RSUs activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	613,217	$18.75
Granted	1,143,230	$7.05
Vested	(202,493)	$18.22
Forfeited	(285,157)	$15.91
Canceled	—	$—
Outstanding at June 30, 2020	1,268,797	$8.93

Performance Share Units
           During the six months ended June 30, 2020, we granted 966,242 performance share units ("PSUs") (excluding PSUs that were administratively cancelled and regranted) to certain key employees and officers as new awards under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          The following table summarizes information about PSUs activity during the six months ended June 30, 2020:

Period Granted	Target Shares Outstanding at January 1, 2020	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2020	Weighted Average Grant Date Fair Value per Share
2017	151,492	—	(151,492)	—	—	$10.73
2018	156,576	—	—	(72,254)	84,322	$27.51
2019	214,553	—	—	(88,235)	126,318	$34.82
2020	—	966,242		(125,391)	840,851	$9.42
Total	522,621	966,242	(151,492)	(285,880)	1,051,491	$13.92

          The total stock-based compensation expense for the six months ended June 30, 2020 and 2019 for all stock awards was $3.4 million and $1.8 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2020 was approximately $18.3 million, and is expected to be recognized over a weighted average period of approximately 2.1 years.

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
Transportation and Equipment Rental
          For the six months ended June 30, 2019, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company has an equity interest, of approximately $0.2 million. No transportation services were provided by the related party during the six months ended June 30, 2020.
         The Company also rented equipment in Elk City, Oklahoma for our flowback operations from an entity, which a former executive officer of the Company has an equity interest. During the six months ended June 30, 2019, the Company incurred equipment rental costs of approximately $0.1 million. This rental arrangement was terminated in January 2020.
Other Services
         The Company obtains equipment maintenance and repair services from an entity that has a family relationship with an executive officer of the Company. During the six months ended June 30, 2020, the Company incurred approximately $0.3 million for equipment maintenance and repair services associated with this related party.
         At June 30, 2020 and December 31, 2019, the Company had no outstanding payables in connection with transactions to the above related parties.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In July 2019, we terminated our crew camp facility lease entered into with Pioneer in connection with the Pioneer Pressure Pumping Acquisition, and the total crew camp facility lease payments to Pioneer in 2019 were approximately $0.1 million.
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $64.3 million and $127.0 million of our total revenue during the three months ended June 30, 2020 and 2019, respectively. Revenue from services provided to Pioneer (including idle fees) accounted for approximately $191.6 million and $287.1 million of our total revenue during the six months ended June 30, 2020 and 2019, respectively.
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the three months ended June 30, 2020 and 2019, the Company reimbursed Pioneer approximately $0.1 million and $1.3 million, respectively. During the six months ended June 30, 2020 and 2019, the Company reimbursed Pioneer approximately $2.7 million and $1.3 million, respectively.
          As of June 30, 2020, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to approximately $47.2 million and the amount due to Pioneer was $0. As of December 31, 2019, the balance due from Pioneer for services (including idle fees) we provided and billed amounted to approximately $61.7 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. During the six months ended June 30, 2020 and 2019, the Company made lease payments of approximately $0.2 million and $0.2 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of June 30, 2020, the weighted average discount rate and remaining lease term was 6.7% and 2.8 years, respectively.
          As of June 30, 2020, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.4 million. For the six months ended June 30, 2020 and 2019, we recorded operating lease cost of approximately $0.2 million and $0.3 million, respectively, in our statement of operations.
Finance Leases
Description of Ground Lease
          In 2018, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease did not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease did not contain variability in payments resulting from either an index change or rate change. In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease for approximately $2.5 million. For the six months ended June 30, 2020 and 2019, the interest on our finance lease was approximately $0 and $0.1 million, respectively.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of June 30, 2020 are as follows:

($ in thousands)
2020	$184
2021	377
2022	389
2023	98
2024	—
Total undiscounted future lease payments	1,048
Less: amount representing interest	(95)
Present value of future lease payments (lease obligation)	$953

          The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the six months ended June 30, 2020 was approximately $0.2 million and $0.03 million, respectively. During the six months ended June 30, 2019, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.3 million and $0.2 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the six months ended June 30, 2020, our short-term leases and lodging expense was approximately $0.6 million and $1.7 million, respectively. During the six months ended June 30, 2019, our short-term leases and lodging expense was approximately $0.3 million and $2.2 million, respectively. At June 30, 2020, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $6.0 million.
Note 10 - Commitments and Contingencies
Commitments
          As of June 30, 2020, the Company has an existing agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 HHP of DuraStim® equipment, with the purchase option expiring at different times through April 30, 2021. The option fee of $6.1 million, which was classified as a deposit for property and equipment when the agreement was entered into in 2019, has been impaired and written off as of June 30, 2020 as it is not probable that we will exercise our option to purchase the equipment given the current market conditions and the depressed oil and gas industry.
          As of June 30, 2020, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $0.8 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the six months ended June 30, 2020 and 2019, no shortfall fee has been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer of the Company has a 44% noncontrolling equity interest. The total sand purchased from SandCo during the three months ended March 31, 2020 (the period the former executive was associated with the Company) was approximately $5.3 million and during the six months ended June 30, 2019 was approximately $22.1 million.
          As of June 30, 2020, the Company had issued letters of credit of approximately $3.7 million under the Company's ABL Credit Facility relating to the Company’s casualty insurance policy.
Contingent Liabilities
           In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western District of Texas in the Logan Lawsuit, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, certain former officers, and current and former directors.

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
          In May 2020, the U.S. District Court for the Western District of Texas consolidated the Boca Raton and Chang Lawsuits and named Boca Raton the Lead Plaintiff (the "Shareholder Derivative Lawsuit"). Plaintiffs in the Shareholder Derivative Lawsuit have yet to file an amended consolidated complaint.
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
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of June 30, 2020, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
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
Regulatory Audits
          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of June 30, 2020, although the audit has not been finalized, we do not believe that any material tax liability will arise from the audit.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Subsequent Events
Delinquent SEC Filings
            As of July 2, 2020, the Company has filed all its delinquent SEC filings prior to the expiration of the additional trading period granted by the New York Stock Exchange (the "NYSE"), which was set to expire on July 15, 2020. Effective July 2, 2020, the Company became current in its filing obligations with the SEC and regained compliance with the NYSE's continued listing standards.

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
          Our total HHP as of June 30, 2020 was 1,469,000 HHP which comprised of 1,415,000 HHP of conventional HHP and 54,000 HHP of the new DuraStim® hydraulic fracturing equipment. We expect to receive our remaining 54,000 HHP of the newly built and fully paid DuraStim® equipment in 2021.
          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton Company, Patterson-UTI Energy Inc., Nextier Oilfield Solutions Inc., Liberty Oilfield Services Inc., Superior Energy Services Inc., Schlumberger Limited, FTS International Inc. and a number of private companies. Although we believe price is a key factor in E&P companies' criteria in choosing a service provider, we believe that other important factors include operational efficiency, technical expertise, service and equipment quality, and health and safety standards. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
          Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Historically, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have primarily operated. However, as activity in the Delaware sub-basin increased, we expanded our presence in the Delaware sub-basin in response to demand from our customers. Given our dedicated relationships with a variety of Delaware sub-basin operators, we believe that we are uniquely positioned to capture large addressable growth opportunity as the basin develops. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.
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
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April 2020, OPEC reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million barrels of oil per day, or BOPD, with allocations to be made among the OPEC+ participants, which began to take effect in the first half of May 2020. However, in July 2020, OPEC+ agreed to increase production from such reduced levels, beginning in August 2020. In addition, commodity prices remain depressed as a result of an increasingly utilized global storage network and near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.
            The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of July 31, 2020, the WTI price for a barrel of crude oil was approximately $41.
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
          The Permian Basin rig count has decreased significantly from approximately 403 at the beginning of 2020 to approximately 125 in July 2020, according to Baker Hughes, and may continue to decline if current market conditions do not improve. As a result of the depressed market conditions and events, the Company expects a material adverse impact on the services we provide resulting from our customers shutting down completions of wells and pricing pressure from our customers to reduce the prices of our services. We expect the reduction in the number of wells completion activities and the pricing pressure from our customers to have a negative impact on our future revenue, results of operations and cash flows.
          Although the oil and gas market is currently depressed, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. If the market rebounds, we believe there will be increased demand for pressure pumping services in the Permian Basin where we operate. If the current depressed oil prices and economic conditions remain for a longer period of time, our profitability and future cash flows will be negatively impacted, and as a result, we may be required to record additional asset impairment charges in future periods.
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

◦
Labor Force Reductions. We have reduced our workforce by over 60% between April and May 2020, due to the changing activity levels for our services. We will continue to make appropriate adjustments to our workforce to reflect outlook related to activity levels.

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

Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(13,528)	$(12,392)	$(25,920)
Depreciation and amortization	38,910	1,263	40,173
Impairment expense	—	—	—
Interest expense	—	791	791
Income tax benefit	—	(6,460)	(6,460)
Loss on disposal of assets	8,587	147	8,734
Stock-based compensation	—	2,962	2,962
Other expense	—	267	267
Other general and administrative expense(1)	—	4,802	4,802
Retention bonus and severance expense	61	—	61
Adjusted EBITDA	$34,030	$(8,620)	$25,410

	Three Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$64,230	$(28,097)	$36,133
Depreciation and amortization	34,023	1,459	35,482
Interest expense	22	2,004	2,026
Income tax expense	—	10,272	10,272
Loss on disposal of assets	31,117	81	31,198
Stock-based compensation	—	2,840	2,840
Other expense	—	276	276
Other general and administrative expense(1)	—	6,540	6,540
Retention bonus expense	1,795	—	1,795
Adjusted EBITDA	$131,187	$(4,625)	$126,562

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(9,220)	$(24,504)	$(33,724)
Depreciation and amortization	77,879	2,498	80,377
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,071	2,072
Income tax benefit	—	(7,370)	(7,370)
Loss on disposal of assets	28,402	186	28,588
Stock-based compensation	—	3,433	3,433
Other expense	—	271	271
Other general and administrative expense (1)	—	9,937	9,937
Retention bonus and severance expense	75	21	96
Adjusted EBITDA	$112,696	$(12,362)	$100,334

	Six Months Ended June 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$162,324	$(56,386)	$105,938
Depreciation and amortization	65,806	2,793	68,599
Interest expense	22	3,906	3,928
Income tax expense	—	32,164	32,164
Loss on disposal of assets	50,123	302	50,425
Stock-based compensation	—	4,669	4,669
Other expense	—	464	464
Other general and administrative expense (1)	—	6,540	6,540
Deferred IPO and retention bonus expense	$3,953	$157	$4,110
Adjusted EBITDA	$282,228	$(5,391)	$276,837

(1)
Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review, SEC investigation and shareholders' litigation.

Results of Operations
          We conducted our business through four operating segments: hydraulic fracturing, cementing, coiled tubing, and drilling. Our drilling assets in our drilling operating segment have been idled since 2016. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expense for the three and six months ended June 30, 2020 was $10.6 million and $20.9 million, respectively. The corporate administrative expense for the three and six months ended June 30, 2019 was $27.5 million and $57.2 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 89.7% and 93.7% of our pressure pumping revenue during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, our hydraulic fracturing operating segment revenue approximated 95.6% and 95.8% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change
	2020	2019	Variance	%
Revenue	$106,109	$529,494	$(423,385)	(80.0)%
Cost of services (1)	68,193	386,218	(318,025)	(82.3)%
General and administrative expense (2)	20,331	27,889	(7,558)	(27.1)%
Depreciation and amortization	40,173	35,482	4,691	13.2%
Loss on disposal of assets	8,734	31,198	(22,464)	(72.0)%
Interest expense	791	2,026	(1,235)	(61.0)%
Other expense	267	276	(9)	(3.3)%
Income tax expense (benefit)	(6,460)	10,272	(16,732)	(162.9)%
Net income (loss)	$(25,920)	$36,133	$(62,053)	(171.7)%

Adjusted EBITDA (3)	$25,410	$126,562	$(101,152)	(79.9)%
Adjusted EBITDA Margin (3)	23.9%	23.9%	—%	—%

Pressure pumping segment results of operations:
Revenue	$103,815	$515,867	$(412,052)	(79.9)%
Cost of services	$65,991	$374,653	$(308,662)	(82.4)%
Adjusted EBITDA (3)	$34,030	$131,187	$(97,157)	(74.1)%
Adjusted EBITDA Margin (4)	32.8%	25.4%	7.4%	29.1%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

(3)
For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $32.6 million and $7.2 million for the three months ended June 30, 2020 and 2019, respectively.

(4)
The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
          Revenues.    Revenues decreased 80.0%, or $423.4 million, to $106.1 million during the three months ended June 30, 2020, as compared to $529.5 million during the three months ended June 30, 2019. Our pressure pumping segment revenues decreased 79.9%, or $412.1 million, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services that led to a significant decrease in our hydraulic fracturing fleet utilization, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity from the COVID-19 pandemic. Included in our revenue for the three months ended June 30, 2020 was revenue generated from idle fees charged to our customer of approximately $32.6 million. Our average active fleet count decreased to approximately 4.0 active fleets during the three months ended June 30, 2020 from approximately 25.6 active fleets for the three months ended June 30, 2019.
          Revenues from services other than pressure pumping decreased 83.2%, or $11.3 million, to $2.3 million for the three months ended June 30, 2020, as compared $13.6 million for the three months ended June 30, 2019. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in utilization experienced by our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services decreased 82.3%, or $318.0 million, to $68.2 million for the three months ended June 30, 2020, as compared to $386.2 million during the three months ended June 30, 2019. Cost of services in our pressure pumping segment decreased $308.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. These decreases were primarily attributable to the significantly lower activity levels following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services was 63.6% for the three months ended June 30, 2020, as compared to 72.6% for the three months ended June 30, 2019. The decrease in our cost of services percentage was primarily attributable to the idle fees revenue. Excluding idle fees revenue of $32.6 million, our pressure pumping cost of services as a percentage of pressure pumping revenues for the three months ended June 30, 2020, was approximately 92.7%. The increase in our cost of services as a percentage of revenue (excluding idle fees) in our pressure pumping segment was attributable to the pricing pressure on our services resulting from significantly lower demand for our services and E&P completions activity.
          General and Administrative Expenses.    General and administrative expenses decreased 27.1%, or $7.6 million, to $20.3 million for the three months ended June 30, 2020, as compared to $27.9 million for the three months ended June 30, 2019. The net decrease was primarily attributable to a decrease in (i) allowance for credit losses of $4.2 million, (ii) retention bonus of $1.7 million, (iii) nonrecurring advisory and professional fees of $1.4 million and (iv) payroll related expenses of $1.0 million, partially offset by a net increase of $0.7 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization increased 13.2%, or $4.7 million, to $40.2 million for the three months ended June 30, 2020, as compared to $35.5 million for the three months ended June 30, 2019. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2020, resulting primarily from an increase in our pressure pumping fleet capacity by 3.8% to 1,469,000 HHP as of June 30, 2020.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 72.0%, or $22.5 million, to $8.7 million for the three months ended June 30, 2020, as compared to $31.2 million for the three months ended June 30, 2019. The decrease was primarily attributable to the decrease in utilization of our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 61.0%, or $1.2 million, to $0.8 million for the three months ended June 30, 2020, as compared to $2.0 million for the three months ended June 30, 2019. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
          Income Tax Expense.    Total income tax benefit was $6.5 million resulting in an effective tax rate of 20.0% for the three months ended June 30, 2020, as compared to income tax expense of $10.3 million or an effective tax rate of 22.1% for the three months ended June 30, 2019. The income tax benefit recorded in the three months ended June 30, 2020 is primarily attributable to the Company projecting a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Furthermore, the change in the effective tax rate from 22.1% to 20.0% in the three months ended June 30, 2020 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.

          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change
	2020	2019	Variance	%
Revenue	$501,178	$1,075,673	$(574,495)	(53.4)%
Cost of services (1)	369,041	767,741	(398,700)	(51.9)%
General and administrative expense (2)	45,269	46,414	(1,145)	(2.5)%
Depreciation and amortization	80,377	68,599	11,778	17.2%
Impairment expense	16,654	—	16,654	100.0%
Loss on disposal of assets	28,588	50,425	(21,837)	(43.3)%
Interest expense	2,072	3,928	(1,856)	(47.3)%
Other expense	271	464	(193)	(41.6)%
Income tax expense (benefit)	(7,370)	32,164	(39,534)	(122.9)%
Net income (loss)	$(33,724)	$105,938	$(139,662)	(131.8)%

Adjusted EBITDA (3)	$100,334	$276,837	$(176,503)	(63.8)%
Adjusted EBITDA Margin (3)	20.0%	25.7%	(5.7)%	(22.2)%

Pressure pumping segment results of operations:
Revenue	$490,735	$1,047,931	$(557,196)	(53.2)%
Cost of services	$360,215	$745,757	$(385,543)	(51.7)%
Adjusted EBITDA (3)	$112,696	$282,228	$(169,532)	(60.1)%
Adjusted EBITDA Margin (4)	23.0%	26.9%	(3.9)%	(14.5)%

(1)	Exclusive of depreciation and amortization.

(2)	Inclusive of stock-based compensation.

(3)
For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $34.1 million and $11.3 million for the six months ended June 30, 2020 and 2019, respectively.

(4)
The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
          Revenues.    Revenues decreased 53.4%, or $574.5 million, to $501.2 million during the six months ended June 30, 2020, as compared to $1,075.7 million during the six months ended June 30, 2019. Our pressure pumping segment revenues decreased 53.2%, or $557.2 million, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services that led to a significant decrease in our hydraulic fracturing fleet utilization, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity from the COVID-19 pandemic. Included in our revenue for the six months ended June 30, 2020 was revenue generated from idle fees charged to our customer of approximately $34.1 million. Our average active fleet count decreased to approximately 11.1 active fleets during the six months ended June 30, 2020 from approximately 26.3 active fleets for the six months ended June 30, 2019.
          Revenues from services other than pressure pumping decreased 62.4%, or $17.3 million, to $10.4 million for the six months ended June 30, 2020, as compared to $27.7 million for the six months ended June 30, 2019. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in utilization experienced by our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services decreased 51.9%, or $398.7 million, to $369.0 million for the six months ended June 30, 2020, as compared to $767.7 million during the six months ended June 30, 2019. Cost of services in our pressure pumping segment decreased $385.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. These decreases were primarily attributable to the significantly lower activity levels resulting from the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services increased to 73.4% for the six months ended June 30, 2020, as compared to 71.2% for the six months ended June 30, 2019. Excluding idle fees revenue of $34.1 million recorded during the six months ended June 30, 2020, our pressure pumping cost of services as a percentage of pressure pumping revenues for six months ended June 30, 2020, was approximately 78.9%. The increase in our cost of services as a percentage of revenue in our pressure pumping segment is attributable to the pricing pressure on our services resulting from significantly lower demand for our services and E&P completions activity.
          General and Administrative Expenses.    General and administrative expenses decreased 2.5%, or $1.1 million, to $45.3 million for the six months ended June 30, 2020, as compared to $46.4 million for the six months ended June 30, 2019. The net decrease was primarily attributable to a decrease in (i) retention bonus of $3.5 million associated with personnel who joined us in 2019 as part of the Pioneer Pressure Pumping Acquisition, (ii) payroll and stock-based compensation expense of $3.1 million and (iii) property taxes and other general and administrative expense of $2.2 million, partially offset by a net increase of approximately $7.7 million paid in professional fees to legal and accounting consultants, which was primarily attributable to the Company's audit committee internal review, SEC investigation and shareholders' litigation.
          Depreciation and Amortization.    Depreciation and amortization increased 17.2%, or $11.8 million, to $80.4 million for the six months ended June 30, 2020, as compared to $68.6 million for the six months ended June 30, 2019. The increase was primarily attributable to the increase in our fixed asset base as of June 30, 2020, resulting primarily from an increase in our pressure pumping fleet capacity by 3.8% to 1,469,000 HHP as of June 30, 2020.
          Impairment Expense.    During the six months ended June 30, 2020, the depressed market conditions, crude oil prices and negative near-term outlook for the utilization of our assets, resulted in the Company recording an impairment expense of $16.7 million, of which $9.4 million relates to goodwill impairment and $7.2 million relates to property and equipment impairment. There was no impairment expense during the six months ended June 30, 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 43.3%, or $21.8 million, to $28.6 million for the six months ended June 30, 2020, as compared to $50.4 million for six months ended June 30, 2019. The decrease is primarily attributable to the decrease in utilization of our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 47.3%, or $1.9 million, to $2.1 million for the six months ended June 30, 2020, as compared to $3.9 million for the six months ended June 30, 2019. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
          Income Tax Expense.   Total income tax benefit was $7.4 million resulting in an effective tax rate of 17.9% for the six months ended June 30, 2020, as compared to income tax expense of $32.2 million or an effective tax rate of 23.3% for the six months ended June 30, 2019. The income tax benefit recorded in the six months ended June 30, 2020 is primarily attributable to the Company projecting a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Furthermore, the change in the effective tax rate from 23.3% to 17.9% in the six months ended June 30, 2020 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”). Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy any future debt payments. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. With the current depressed oil and gas market conditions, we believe our remaining monthly availability under our ABL Credit facility will continue to be adversely impacted by the expected decline in our customers’ activity.
          As of June 30, 2020, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $50.4 million, consisting of cash and cash equivalents of $37.3 million and $13.1 million of availability under our ABL Credit Facility.
           As of July 31, 2020, our total liquidity was approximately $43.1 million, consisting of cash and cash equivalents of $22.6 million and $20.5 million of availability under our ABL Credit Facility.
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
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020. As a result of these developments, the Company expects a material adverse impact on the oil field services we provide and our revenue, results of operations and cash flows. These situations are rapidly changing and additional impacts to the business may arise that we are not aware of currently and the depressed oil and gas industry may take a longer time to recover thereby significantly impacting on our revenue, results of operations and cash flows for a longer period of time.
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of June 30, 2020 was approximately $16.8 million and was approximately $24.2 million as of July 31, 2020. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the six months ended June 30, 2020 was 3.2%.
           In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intend to phase out LIBOR by the end of 2021. At the present time, the ABL Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021 when LIBOR will be phased out. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of eventual replacement of the LIBOR interest rate.

Future Sources and Use of Cash and Contractual Obligations
          Future capital expenditures are projected to be primarily related to maintenance capital expenditures to support our active assets depending on fleet utilization, customer demand and market conditions. We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers and idle fees if a customer (Pioneer) decides to idle committed fleets and we are not able to deploy the idled fleets to another customer. During times when there is a significant reduction in overall demand for our services, the idle fees could represent a material portion of our revenues and cash flows from operations. The total amounts of idle fees earned and billed to our customer that was included in accounts receivable as of June 30, 2020, which we expect to collect in the near-term, is approximately $32.6 million. Our maintenance capital expenditures are dependent on our operational activity and the intensity on the equipment, among other factors, which could vary throughout the year. In addition, we have option agreements with our equipment manufacturer to purchase additional 108,000 HHP of DuraStim® hydraulic fracturing equipment through April 30, 2021. We believe the cost to acquire the DuraStim® hydraulic fracturing equipment will be comparable to our previously purchased DuraStim® hydraulic fracturing equipment. In the current economic environment, it is not probable we would exercise these options before they expire.
          During the six months ended June 30, 2020, we repaid all our borrowings under our ABL Credit Facility of approximately $130.0 million with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio.
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact on our future liquidity. There were no other known future material contractual obligations as of June 30, 2020.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
($ in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$96,910	$150,851
Investing activities	$(78,025)	$(324,334)
Financing activities	$(130,615)	$77,062
Cash Flows From Operating Activities
          Net cash provided by operating activities was $96.9 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $150.9 million for the six months ended June 30, 2019. The net decrease of $53.9 million was primarily due to the decrease in our activity levels resulting from the decrease in the demand for our services, driven by the depressed crude oil prices and economic impact of the COVID-19 pandemic on our industry.
Cash Flows From Investing Activities
          Net cash used in investing activities decreased to $78.0 million for the six months ended June 30, 2020, from $324.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to the Company’s initiatives to significantly reduce growth and maintenance capital expenditures during the six months ended June 30, 2020 following the depressed oil and gas market and decreased demand for our services. During the six months ended June 30, 2019, the Company acquired and paid approximately $110.0 million for the purchase of 510,000 HHP, 4 coiled tubing units and maintenance yard (associated with the Pioneer Pressure Pumping Acquisition), and also made cash deposits of approximately $102.9 million to its equipment manufacturers for DuraStim® hydraulic fracturing equipment including option fees deposit.

Cash Flows From Financing Activities
          Net cash used in financing activities was $130.6 million for the six months ended June 30, 2020, and net cash provided by financing activities was $77.1 million for the six months ended June 30, 2019. The net decrease in cash from financing activities during the six months ended June 30, 2020 was primarily driven by the repayment of our outstanding borrowings under our ABL Credit Facility of $130.0 million, compared to net borrowings under our ABL Credit Facility of $80.0 million during the six months ended June 30, 2019.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2020.
Critical Accounting Policies and Estimates
           There have been no material changes during the six months ended June 30, 2020 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2020, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our financial statements in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Management’s Report on Internal Control over Financial Reporting
        The management of ProPetro Holding Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ProPetro Holding Corp. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with GAAP. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.
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
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under these criteria, management determined, based upon the existence of the material weaknesses identified and previously reported in our Form 10-K and described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of June 30, 2020.
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

         Our senior management did not establish and promote a control environment with an appropriate tone of compliance and control consciousness throughout the entire Company. The Company did not sufficiently promote, monitor or enforce adherence to its Code of Conduct and Ethics. Additionally, the recently concluded expanded audit committee review found that there was a general lack of focus on promoting a culture of compliance within the Company. Results of poor tone at the top included: (i) certain whistleblower allegations were not properly investigated and elevated to the Committee, (ii) the lack of an employee expense review and approval policy, (iii) two instances of non-compliance with the Company’s Insider Trading Policy, and (iv) instances of non-compliance with the Code of Conduct and Ethics policies.
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
         Our remediation of the identified material weaknesses and strengthening our internal control environment is ongoing and will require a substantial effort. We will continue to evaluate the design and implementation and operating effectiveness of the new and existing controls that address all the material weaknesses we identified as of December 31, 2019. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing for a period of time, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above.
Changes in Internal Control over Financial Reporting
         Except as described above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western District of Texas in the Logan Lawsuit, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, certain former officers and current and former directors.
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
          In May 2020, the U.S. District Court for the Western District of Texas consolidated the Boca Raton and Chang Lawsuits and named Boca Raton the Lead Plaintiff (the "Shareholder Derivative Lawsuit"). Plaintiffs in the Shareholder Derivative Lawsuit have yet to file an amended consolidated complaint.
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
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation.
ITEM 1A. Risk Factors
          There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
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

10.1
Waiver to Credit Agreement, dated as of June 22, 2020 by and among ProPetro Holding Corp., ProPetro Services, Inc., Barclays Bank PLC, as the Agent, the Collateral Agent, a Letter of Credit Issuer and Swingline Lender, and each of the Lenders from time to time party thereto (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated June 23, 2020).

10.2+	ProPetro Services, Inc. Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).
10.3+
Letter Agreement dated April 9, 2020, by and between David Sledge and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

10.4+
Participation Agreement pursuant to the ProPetro Services, Inc. Amended and Restated Executive Severance Plan, between Darin G. Holderness and ProPetro Services, Inc., dated April 10, 2020 (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

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

SIGNATURES

Date:	August 6, 2020	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Darin G. Holderness
Darin G. Holderness
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)