Form 10-Q
period 2020-09-30
ProPetro Holding Corp.
filed 2020-11-05
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 31, 2020, was 100,912,777.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:
•the severity and duration of world health events, including the outbreak of the novel coronavirus (“COVID-19”) pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
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
•the level of production and resulting market prices for crude oil, natural gas and other hydrocarbons;
•changes in general economic and geopolitical conditions;
•competitive conditions in our industry;
•changes in the long-term supply of, and demand for, oil and natural gas;
•actions taken by our customers, suppliers, competitors and third-party operators;
•changes in the availability and cost of capital;
•our ability to successfully implement our business plan;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the effects of consolidation on our customers or competitors;
•the price and availability of debt and equity financing (including changes in interest rates);
•our ability to complete growth projects on time and on budget;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•changes in our tax status;
•technological changes;
•our ability to successfully implement technological developments and enhancements, including the new DuraStim® hydraulic fracturing equipment and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof);
•the effects of current and future litigation, including the Logan Lawsuit, the Shareholder Derivative Lawsuit (each defined herein);
-ii-

•the timing and outcome of, including potential expense associated with, the U.S. Securities and Exchange Commission ("SEC") pending investigation;
•the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit or the Shareholder Derivative Lawsuit;
•the material weaknesses in our internal controls over financial reporting and disclosure controls and procedures, as well as the implementation and effectiveness of the Company's remediation plan described under Part I, Item 4, “Controls and Procedures” in this Form 10-Q; and
•our ability to successfully execute on our plans and objectives.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,255	$149,036
Accounts receivable - net of allowance for credit losses of $1,497 and $1,049, respectively	94,663	212,183
Inventories	1,849	2,436
Prepaid expenses	6,189	10,815
Other current assets	117	1,121
Total current assets	157,073	375,591
PROPERTY AND EQUIPMENT - net of accumulated depreciation	936,283	1,047,535
OPERATING LEASE RIGHT-OF-USE ASSETS	781	989
OTHER NONCURRENT ASSETS:
Goodwill	—	9,425
Other noncurrent assets	2,000	2,571
Total other noncurrent assets	2,000	11,996
TOTAL ASSETS	$1,096,137	$1,436,111
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,577	$193,096
Operating lease liabilities	326	302
Finance lease liabilities	—	2,831
Accrued and other current liabilities	24,364	36,343
Accrued interest payable	—	394
Total current liabilities	96,267	232,966
DEFERRED INCOME TAXES	87,551	103,041
LONG-TERM DEBT	—	130,000
NONCURRENT OPERATING LEASE LIABILITIES	552	799
Total liabilities	184,370	466,806
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,898,445 and 100,624,099 shares issued, respectively	101	101
Additional paid-in capital	831,999	826,629
Retained earnings	79,667	142,575
Total shareholders’ equity	911,767	969,305
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,096,137	$1,436,111
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE - Service revenue	$133,710	$541,847	$634,888	$1,617,521
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	99,592	396,922	468,633	1,164,663
General and administrative (inclusive of stock-based compensation)	21,817	27,558	67,086	73,972
Depreciation and amortization	37,467	37,653	117,844	106,252
Impairment expense	—	—	16,654	—
Loss on disposal of assets	11,286	31,153	39,875	81,578
Total costs and expenses	170,162	493,286	710,092	1,426,465
OPERATING INCOME (LOSS)	(36,452)	48,561	(75,204)	191,056
OTHER EXPENSE:
Interest expense	(137)	(1,749)	(2,208)	(5,678)
Other expense	(312)	(75)	(583)	(539)
Total other expense	(449)	(1,824)	(2,791)	(6,217)
INCOME (LOSS) BEFORE INCOME TAXES	(36,901)	46,737	(77,995)	184,839
INCOME TAX (EXPENSE) BENEFIT	7,717	(12,340)	15,087	(44,504)
NET INCOME (LOSS)	$(29,184)	$34,397	$(62,908)	$140,335

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.29)	$0.34	$(0.62)	$1.40
Diluted	$(0.29)	$0.33	$(0.62)	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	100,897	100,606	100,802	100,423
Diluted	100,897	103,652	100,802	103,988

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	$969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516
Stock-based compensation cost	—	—	2,962	—	2,962
Issuance of equity awards, net	111	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(129)	—	(129)
Net loss	—	—	—	(25,920)	(25,920)
BALANCE - June 30, 2020	100,889	$101	$829,477	$108,851	$938,429
Stock-based compensation cost	—	—	2,535	—	2,535
Issuance of equity awards, net	9	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(13)	—	(13)
Net loss	—	—	—	(29,184)	(29,184)
BALANCE - September 30, 2020	100,898	$101	$831,999	$79,667	$911,767

	Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2019	100,190	$100	$817,690	$(20,435)	797,355
Stock-based compensation cost	—	—	1,829	—	1,829
Issuance of equity awards, net	104	—	552	—	552
Net income	—	—	—	69,805	69,805
BALANCE - March 31, 2019	100,294	$100	$820,071	$49,370	$869,541
Stock-based compensation cost	—	—	2,840	—	2,840
Issuance of equity awards, net	257	1	522	—	523
Net income	—	—	—	36,133	36,133
BALANCE - June 30, 2019	100,551	$101	$823,433	$85,503	$909,037
Stock-based compensation cost	—	—	577	—	577
Issuance of equity awards, net	66	—	89	—	89
Net income	—	—	—	34,397	34,397
BALANCE - September 30, 2019	100,617	$101	$824,099	$119,900	$944,100

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,908)	$140,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,844	106,252
Impairment expense	16,654	—
Deferred income tax expense (benefit)	(15,490)	42,623
Amortization of deferred debt issuance costs	407	405
Stock-based compensation	5,968	5,246
Provision for credit losses	448	475
Loss on disposal of assets	39,875	81,578
Changes in operating assets and liabilities:
Accounts receivable	117,072	(73,268)
Other current assets	2,598	603
Inventories	587	4,503
Prepaid expenses	4,741	1,973
Accounts payable	(97,380)	(11,496)
Accrued and other current liabilities	(11,996)	8,042
Accrued interest	(394)	358
Net cash provided by operating activities	118,026	307,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,509)	(394,343)
Proceeds from sale of assets	4,330	6,774
Net cash used in investing activities	(82,179)	(387,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	110,000
Repayments of borrowings	(130,000)	(50,000)
Payment of finance lease obligation	(30)	(186)
Repayments of insurance financing	—	(4,547)
Proceeds from exercise of equity awards	—	1,164
Tax withholdings paid for net settlement of equity awards	(598)	—
Net cash provided by (used in) financing activities	(130,628)	56,431
NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,781)	(23,509)
CASH AND CASH EQUIVALENTS - Beginning of period	149,036	132,700
CASH AND CASH EQUIVALENTS - End of period	$54,255	$109,191

See notes to condensed consolidated financial statements.

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
Risks and Uncertainties
          As an oilfield services company, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) pandemic has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel limitations, business closures and the institution of quarantining and other restrictions on movement, business operations or gathering in many communities. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia. The slowdown in global economic activity attributable to the COVID-19 pandemic has resulted in a dramatic decline in the demand for energy, and contributed to the continuous depressed crude oil prices experienced starting early March 2020.
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
         The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of October 31, 2020, the WTI price for a barrel of crude oil was approximately $36.
          If the market continues to be depressed, the aforementioned factors are anticipated to have an adverse impact on the industry in general and our operations specifically. Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we have taken included: (i) canceling substantially all of our growth capital projects, (ii) significantly reducing our maintenance expenditures and field level consumable costs, (iii) reducing our workforce to follow our activity levels, (iv) managing our compensation related costs and (v) negotiating more favorable payment terms with certain of our larger vendors and proactively managing our portfolio of accounts receivable.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At September 30, 2020 and December 31, 2019, accrued revenue (unbilled receivable) included as part of our accounts receivable was $21.4 million and $37.0 million, respectively. At September 30, 2020, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $13.9 million, which is expected to be completed and recognized in one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of September 30, 2020, the Company had $1.5 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
          The table below shows a summary of allowance for credit losses during the nine months ended September 30, 2020:

($ in thousands)

Balance - January 1, 2020	$1,049
Provision for credit losses during the period	4,291
Provision for credit losses no longer required	(3,843)
Balance - September 30, 2020	$1,497
Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2020
             In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification ("ASC") 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes are not adjusted. The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a combination of historical losses and on case-by-case basis. There was no material impact to our condensed consolidated financial statements as a result of adoption of ASU 2016-13.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt. The estimated fair value of our financial instruments at September 30, 2020 and December 31, 2019 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, respectively, are set forth below:

($ in thousands)
Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2020:
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
carrying value of the Permian drilling assets with its estimated fair value. In the first quarter of 2020, we determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, accordingly impairment expense of $1.1 million was recorded for our Permian drilling assets during the nine months ended September 30, 2020.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 hydraulic horsepower (“HHP”) of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment, has been fully impaired and written off in the first quarter of 2020 because it was not probable that the Company will exercise the option to purchase the equipment given the current depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the nine months ended September 30, 2020 and 2019 in our hydraulic fracturing and drilling segments was $7.2 million and $0, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the nine months ended September 30, 2020 and 2019. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million was fully impaired during the first quarter of 2020. Accordingly, we have recorded a goodwill impairment expense of $9.4 million during the nine months ended September 30, 2020. There was no goodwill impairment expense during the three and nine months ended September 30, 2019.
Note 4 - Long-Term Debt
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2020 was approximately $35.3 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. The weighted average interest rate for our ABL Credit Facility for the nine months ended September 30, 2020 was 3.6%.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Long-Term Debt (Continued)
          Total debt consisted of the following at September 30, 2020 and December 31, 2019, respectively:

($ in thousands)
	2020	2019
ABL Credit Facility	$—	$130,000
Total debt	—	130,000
Less current portion of long-term debt	—	—
Total long-term debt	$—	$130,000
Note 5 - Reportable Segment Information
          The Company has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category in the table below. Total corporate administrative expense for the three and nine months ended September 30, 2020 was $7.0 million and $27.9 million, respectively. The corporate administrative expense for the three and nine months ended September 30, 2019 was $30.1 million and $87.3 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 95.2% and 94.0% of our pressure pumping revenue during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, our hydraulic fracturing operating segment revenue approximated 95.7% and 95.7% of our pressure pumping revenue, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest expense, income taxes, depreciation and amortization, stock-based compensation expense, severance, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$131,321	$2,389	$133,710
Adjusted EBITDA	$26,662	$(9,308)	$17,354
Depreciation and amortization	$36,326	$1,141	$37,467
Capital expenditures	$7,571	$370	$7,941
Total assets at September 30, 2020	$1,055,698	$40,439	$1,096,137

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$528,851	$12,996	$541,847
Adjusted EBITDA	$134,789	$(2,894)	$131,895
Depreciation and amortization	$36,110	$1,543	$37,653
Goodwill at December 31, 2019	$9,425	$—	$9,425
Capital expenditures	$83,770	$3,189	$86,959
Total assets at December 31, 2019	$1,381,811	$54,300	$1,436,111

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$622,055	$12,833	$634,888
Adjusted EBITDA	$139,359	$(21,671)	$117,688
Depreciation and amortization	$114,205	$3,639	$117,844
Capital expenditures	$56,873	$3,042	$59,915
Total assets at September 30, 2020	$1,055,698	$40,439	$1,096,137

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Service revenue	$1,576,781	$40,740	$1,617,521
Adjusted EBITDA	$417,017	$(8,283)	$408,734
Depreciation and amortization	$101,916	$4,336	$106,252
Goodwill at December 31, 2019	$9,425	$—	$9,425
Capital expenditures	$322,347	$11,978	$334,325
Total assets at December 31, 2019	$1,381,811	$54,300	$1,436,111

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(20,920)	$(8,264)	$(29,184)
Depreciation and amortization	36,326	1,141	37,467
Interest expense	—	137	137
Income tax benefit	—	(7,717)	(7,717)
Loss on disposal of assets	11,256	30	11,286
Stock-based compensation	—	2,535	2,535
Other expense	—	312	312
Other general and administrative expense(1)	—	2,481	2,481
Severance expense	—	37	37
Adjusted EBITDA	$26,662	$(9,308)	$17,354

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$65,961	$(31,564)	$34,397
Depreciation and amortization	36,110	1,543	37,653
Interest expense	21	1,728	1,749
Income tax expense	—	12,340	12,340
Loss on disposal of assets	30,987	166	31,153
Stock-based compensation	—	577	577
Other expense	—	75	75
Other general and administrative expense(1)	—	10,786	10,786
Retention bonus and severance expense	1,710	1,455	3,165
Adjusted EBITDA	$134,789	$(2,894)	$131,895

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(30,140)	$(32,768)	$(62,908)
Depreciation and amortization	114,205	3,639	117,844
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,207	2,208
Income tax benefit	—	(15,087)	(15,087)
Loss on disposal of assets	39,659	216	39,875
Stock-based compensation	—	5,968	5,968
Other expense	—	583	583
Other general and administrative expense (1)	—	12,418	12,418
Retention bonus and severance expense	75	58	133
Adjusted EBITDA	$139,359	$(21,671)	$117,688

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$228,285	$(87,950)	$140,335
Depreciation and amortization	101,916	4,336	106,252
Interest expense	43	5,635	5,678
Income tax expense	—	44,504	44,504
Loss on disposal of assets	81,110	468	81,578
Stock-based compensation	—	5,246	5,246
Other expense	—	539	539
Other general and administrative expense (1)	—	17,326	17,326
Deferred IPO, retention bonus and severance expense	5,663	1,613	7,276
Adjusted EBITDA	$417,017	$(8,283)	$408,734
(1)Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review, SEC investigation and shareholder litigation. All nonrecurring professional fees incurred after the end of June 2020 are in connection with the pending SEC investigation and shareholder litigation.

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
          The table below shows the calculations for the three and nine months ended September 30, 2020 and 2019, (in thousands, except for per share data):

	Three Months Ended September 30,
	2020	2019
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(29,184)	$34,397

Denominator
Denominator for basic income (loss) per share	100,897	100,606
Dilutive effect of stock options	—	2,750
Dilutive effect of performance share units	—	184
Dilutive effect of restricted stock units	—	112
Denominator for diluted income (loss) per share	100,897	103,652

Basic income (loss) per share	$(0.29)	$0.34
Diluted income (loss) per share	$(0.29)	$0.33

	Nine Months Ended September 30,
	2020	2019
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(62,908)	$140,335

Denominator
Denominator for basic income (loss) per share	100,802	100,423
Dilutive effect of stock options	—	3,114
Dilutive effect of performance share units	—	183
Dilutive effect of restricted stock units	—	268
Denominator for diluted income (loss) per share	100,802	103,988

Basic income (loss) per share	$(0.62)	$1.40
Diluted income (loss) per share	$(0.62)	$1.35

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of September 30, 2020 and 2019, respectively, have not been included in the calculation of diluted income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share:

(In thousands)
	2020	2019
Stock options	4,220	702
Restricted stock units	1,218	—
Performance stock units	1,042	—
Total	6,480	702
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the nine months ended September 30, 2020. As of September 30, 2020, the aggregate intrinsic value for our outstanding stock options was $2.5 million, and the aggregate intrinsic value for our exercisable stock options was $2.5 million. The remaining exercise period for the outstanding and exercisable stock options as of September 30, 2020, was 3.0 years and 2.9 years, respectively.
          A summary of the stock option activity for the nine months ended September 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	4,300,088	$5.03
Granted	—	$—
Exercised	—	$—
Forfeited	(70,960)	$14.00
Expired	(9,480)	$14.00
Outstanding at September 30, 2020	4,219,648	$4.86
Exercisable at September 30, 2020	4,082,796	$4.56
Restricted Stock Units
         During the nine months ended September 30, 2020, we granted a total of 1,143,230 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2017 Incentive Award Plan (the "Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2020, the total unrecognized compensation expense for all RSUs was approximately $7.9 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          The following table summarizes RSUs activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	613,217	$18.75
Granted	1,143,230	$7.05
Vested	(214,675)	$18.31
Forfeited	(324,093)	$14.56
Canceled	—	$—
Outstanding at September 30, 2020	1,217,679	$8.96
Performance Share Units
           During the nine months ended September 30, 2020, we granted 966,242 performance share units ("PSUs") (excluding PSUs that were administratively cancelled and regranted) to certain key employees and officers as new awards under the Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          The following table summarizes information about PSUs activity during the nine months ended September 30, 2020:

Period Granted	Target Shares Outstanding at January 1, 2020	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2020	Weighted Average Grant Date Fair Value per Share
2017	151,492	—	(151,492)	—	—	$10.73
2018	156,576	—	—	(72,254)	84,322	$27.51
2019	214,553	—	—	(88,235)	126,318	$27.49
2020	—	966,242	—	(135,291)	830,951	$8.78
Total	522,621	966,242	(151,492)	(295,780)	1,041,591	$12.57
          The total stock-based compensation expense for the nine months ended September 30, 2020 and 2019 for all stock awards was $6.0 million and $5.2 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2020 was approximately $15.5 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

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
Operations and Maintenance Yards
           The Company also leases five yards from an entity, in which certain former executive officers, an executive officer and a director of the Company have equity interests and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased a yard from another entity, in which a certain executive officer of the Company has an equity interest, and with annual lease expense of approximately $0.1 million.
Transportation, Equipment Rental and Other Services
          For the nine months ended September 30, 2019, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company has an equity interest, of approximately $0.2 million. No transportation services were provided by the related party during the nine months ended September 30, 2020.
         The Company also rented equipment in Elk City, Oklahoma, for our flowback operations from an entity, in which a former executive officer of the Company has an equity interest. During the nine months ended September 30, 2019, the Company incurred equipment rental costs of approximately $0.1 million. This rental arrangement was terminated in January 2020.
         The Company obtains equipment maintenance services from an entity that has a family relationship with an executive officer of the Company. During the nine months ended September 30, 2020, the Company incurred approximately $1.2 million for equipment maintenance services associated with this related party.
         At September 30, 2020 and December 31, 2019, the Company had approximately $0.6 million and $0, respectively, as outstanding payables in connection with transactions to all of the above related parties. There were no receivables at September 30, 2020 and December 31, 2019 from the above related party transactions.
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
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $68.3 million and $120.7 million of our total revenue during the three months ended September 30, 2020 and 2019, respectively. Revenue from services provided to Pioneer (including idle fees) accounted for approximately $259.9 million and $407.8 million of our total revenue during the nine months ended September 30, 2020 and 2019, respectively.
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the nine months ended September 30, 2020 and 2019, the Company fully reimbursed Pioneer approximately $2.7 million and $2.9 million, respectively. During the nine months ended September 30, 2019, Pioneer fully reimbursed the Company approximately $2.5 million for severance payments made on their behalf, in connection with the Pioneer Pressure Pumping Acquisition.
          As of September 30, 2020, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to approximately $46.0 million and the amount due to Pioneer was $0. As of December 31, 2019, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $61.7 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. During the nine months ended September 30, 2020 and 2019, the Company made lease payments of approximately $0.3 million and $0.3 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of September 30, 2020, the weighted average discount rate and remaining lease term was 6.7% and 2.5 years, respectively.
          As of September 30, 2020, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.5 million. For the nine months ended September 30, 2020 and 2019, we recorded operating lease cost of approximately $0.3 million and $0.3 million, respectively, in our statement of operations.
Finance Leases
Description of Ground Lease
          In 2018, we entered into a ten year land lease contract (the "Ground Lease") with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease did not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease did not contain variability in payments resulting from either an index change or rate change. In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease for approximately $2.5 million. For the nine months ended September 30, 2020 and 2019, the interest on our finance lease was approximately $0 and $0.1 million, respectively.
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of September 30, 2020 are as follows:

($ in thousands)
2020	$92
2021	377
2022	389
2023	98
2024	—
Total undiscounted future lease payments	956
Less: amount representing interest	(78)
Present value of future lease payments (lease obligation)	$878

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

          The total cash paid for amounts included in the measurement of our operating and finance lease liabilities during the nine months ended September 30, 2020 was approximately $0.3 million and $0.03 million, respectively. During the nine months ended September 30, 2019, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.3 million and $0.3 million, respectively.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the nine months ended September 30, 2020 and 2019 our short-term lease expense was approximately $0.8 million and $1.0 million, respectively. At September 30, 2020, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $6.0 million.
Note 10 - Commitments and Contingencies
Commitments
          As of September 30, 2020, the Company has an existing agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 HHP of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, which was classified as a deposit for property and equipment when the agreement was entered into in 2019, has been impaired and written off during the nine months ended September 30, 2020, as it was not probable that we will exercise our option to purchase the equipment given the current market conditions and the depressed oil and gas industry.
          As of September 30, 2020, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $0.8 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, constituting substantially all of its sand requirements, from the Sand suppliers, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if the Company purchases less than the minimum volume of sand. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Under one of the purchase agreements, the Company is obligated to purchase a specified percentage of its overall sand requirements, or it must pay the supplier the difference between the purchase price of the minimum volumes under the purchase agreement and the purchase price of the volumes actually purchased. Our minimum volume commitments under the purchase agreements are either based on a percentage of our total usage or fixed minimum quantity. Our agreements with the Sand suppliers expire at different times prior to April 30, 2022. During the nine months ended September 30, 2020 and 2019, no shortfall fee has been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity in which the former executive officer of the Company has a 44% noncontrolling equity interest. The total sand purchased from SandCo during the three months ended March 31, 2020 (the period the former executive was associated with the Company) was approximately $5.3 million and during the nine months ended September 30, 2019 was approximately $36.8 million.
          As of September 30, 2020, the Company had issued letters of credit of approximately $3.7 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
           In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, the Logan Lawsuit Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

District of Texas, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, certain former officers and current and former directors. In August 2020, the Company filed a motion to dismiss the Logan Lawsuit and in September 2020, the plaintiffs filed their opposition. In October 2020, the Company filed its reply brief in support of the motion to dismiss.
           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit.
           In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company, which followed the SEC’s issuance of a formal order of investigation, and requesting that the Company provide certain information and documents, including documents related to the Company's expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC’s investigation.
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of September 30, 2020, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
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
Regulatory Audits
          In 2019, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's gross receipts and sales, excise and use taxes for the periods of July 2015 through December 2018. As of September 30, 2020, although the audit has not been finalized, we do not believe that any material tax liability will arise from the audit.

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
Overview
          We are a growth-oriented, Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil-producing area in the United States, and we believe we are one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP").
          Our total HHP as of September 30, 2020 was approximately 1,469,000 HHP which comprised of approximately 1,415,000 HHP of conventional HHP and approximately 54,000 HHP of the new DuraStim® hydraulic fracturing equipment. We expect to receive our remaining approximately 54,000 HHP of the newly built and fully paid DuraStim® equipment in 2021.
          Our competitors include many large and small oilfield services companies, including RPC, Inc., Halliburton Company, Patterson-UTI Energy Inc., Nextier Oilfield Solutions Inc., Liberty Oilfield Services Inc., FTS International Inc. and a number of private companies. Although we believe price is a key factor in E&P companies' criteria in choosing a service provider, we believe that other important factors include operational efficiency, technical expertise, emissions, service and equipment quality, and health and safety standards. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our deep local roots, operational expertise, the capability of our modern fleet to handle the most complex Permian Basin well completions, and commitment to safety and reliability.
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
          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well.
           In addition to our core pressure pumping segment operations, which includes our cementing operations, we also offer coiled tubing services. We believe our coiled tubing services create operational efficiencies for our customers and could allow us to capture a greater portion of their capital spending across the lifecycle of a well.
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
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel limitations, business closures and the institution of quarantining and other restrictions on movement and business operations in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between OPEC and Russia. In response to the global economic slowdown, OPEC+ participants subsequently reached an agreement to cut production by up to 10 million barrels of oil per day, or BOPD, with allocations to be made among the OPEC+ participants, which began to take effect in the first half of May 2020. In addition, commodity prices remain depressed as a result of the near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown.
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
            The combined effect of COVID-19 and the energy industry disruptions, which negatively impacted our operations, led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall crude oil price volatility has continued despite apparent agreement among OPEC+ regarding production cuts and as of October 31, 2020, the WTI price for a barrel of crude oil was approximately $36.
          In light of the COVID-19 pandemic and the energy industry disruptions, the Permian Basin rig count decreased significantly from approximately 403 at the beginning of January 2020 to approximately 117 in mid-August 2020, according to Baker Hughes. However, the rig count slowly increased exiting August 2020 and is currently at 142 rigs at the end of October 2020. The decrease in the rig count will impact the future demand for our services. If the rig count and market conditions do not continue to improve, the Company expects a material adverse impact on the services we provide, resulting from our customers shutting down completions of wells and pressure from our customers to reduce the prices of our services. We expect the reduction in the number of wells completion activities and the pricing pressure from our customers to have a negative impact on our future revenue, results of operations and cash flows.
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
          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating results in November and December, even in a stable commodity price and operations environment. The seasonal tendencies and the current depressed oil and gas market conditions could result in a longer recovery time in the oil and gas industry thereby significantly impacting our revenue, results of operations and cash flows for a longer period of time beyond 2020.
Actions to Address the Economic Impact of COVID-19 and Decline in Commodity Prices
          Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position, liquidity and the efficient continuity of our operations as follows:
◦Growth Capital. We cancelled substantially all our planned growth capital expenditures for the remainder of 2020.
◦Other Expenditures. We significantly reduced our maintenance expenditures and field level consumable costs due to our reduced activity levels. We negotiated lower pricing for our expendable items, materials used in day-to-day operations and large component replacement parts. Also, we have been internalizing certain support services that were outsourced.
◦Labor Force Reductions. We reduced our workforce by over 60% between April and May 2020, due to the changing activity levels for our services. We will continue to make appropriate adjustments to our workforce to reflect outlook related to activity levels.
◦Working Capital. We have negotiated more favorable payment terms with certain of our larger vendors and are continuing to increase our diligence in collecting and managing our portfolio of accounts receivables.
          We will continue to evaluate and consider additional cost saving measures. We will continue to prioritize the safety and welfare of our employees and customers through these turbulent times.

How We Evaluate Our Operations
          Our management uses Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to asset acquisitions and one-time professional fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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

Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(20,920)	$(8,264)	$(29,184)
Depreciation and amortization	36,326	1,141	37,467
Interest expense	—	137	137
Income tax benefit	—	(7,717)	(7,717)
Loss on disposal of assets	11,256	30	11,286
Stock-based compensation	—	2,535	2,535
Other expense	—	312	312
Other general and administrative expense(1)	—	2,481	2,481
Severance expense	—	37	37
Adjusted EBITDA	$26,662	$(9,308)	$17,354

	Three Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$65,961	$(31,564)	$34,397
Depreciation and amortization	36,110	1,543	37,653
Interest expense	21	1,728	1,749
Income tax expense	—	12,340	12,340
Loss on disposal of assets	30,987	166	31,153
Stock-based compensation	—	577	577
Other expense	—	75	75
Other general and administrative expense(1)	—	10,786	10,786
Retention bonus and severance expense	1,710	1,455	3,165
Adjusted EBITDA	$134,789	$(2,894)	$131,895

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(30,140)	$(32,768)	$(62,908)
Depreciation and amortization	114,205	3,639	117,844
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,207	2,208
Income tax benefit	—	(15,087)	(15,087)
Loss on disposal of assets	39,659	216	39,875
Stock-based compensation	—	5,968	5,968
Other expense	—	583	583
Other general and administrative expense (1)	—	12,418	12,418
Retention bonus and severance expense	75	58	133
Adjusted EBITDA	$139,359	$(21,671)	$117,688

	Nine Months Ended September 30, 2019
	Pressure Pumping	All Other	Total
Net income (loss)	$228,285	$(87,950)	$140,335
Depreciation and amortization	101,916	4,336	106,252
Interest expense	43	5,635	5,678
Income tax expense	—	44,504	44,504
Loss on disposal of assets	81,110	468	81,578
Stock-based compensation	—	5,246	5,246
Other expense	—	539	539
Other general and administrative expense (1)	—	17,326	17,326
Deferred IPO, retention bonus and severance expense	5,663	1,613	7,276
Adjusted EBITDA	$417,017	$(8,283)	$408,734
(1)Other general and administrative expense relates to nonrecurring professional fees paid to external consultants in connection with the Company's expanded audit committee review, SEC investigation and shareholder litigation. All nonrecurring professional fees incurred after the end of June 2020 are in connection with the pending SEC investigation and shareholder litigation.

Results of Operations
          We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million and shut down its drilling operations. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. All other operating segments and corporate administrative expenses (inclusive of our total income tax expense and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expense for the three and nine months ended September 30, 2020 was $7.0 million and $27.9 million, respectively. The corporate administrative expense for the three and nine months ended September 30, 2019 was $30.1 million and $87.3 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 95.2% and 94.0% of our pressure pumping revenue during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, our hydraulic fracturing operating segment revenue approximated 95.7% and 95.7% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change
	2020	2019	Variance	%
Revenue	$133,710	$541,847	$(408,137)	(75.3)%
Cost of services (1)	99,592	396,922	(297,330)	(74.9)%
General and administrative expense (2)	21,817	27,558	(5,741)	(20.8)%
Depreciation and amortization	37,467	37,653	(186)	(0.5)%
Loss on disposal of assets	11,286	31,153	(19,867)	(63.8)%
Interest expense	137	1,749	(1,612)	(92.2)%
Other expense	312	75	237	316.0%
Income tax expense (benefit)	(7,717)	12,340	(20,057)	(162.5)%
Net income (loss)	$(29,184)	$34,397	$(63,581)	(184.8)%

Adjusted EBITDA (3)	$17,354	$131,895	$(114,541)	(86.8)%
Adjusted EBITDA Margin (3)	13.0%	24.3%	(11.3)%	(46.5)%

Pressure pumping segment results of operations:
Revenue	$131,321	$528,851	$(397,530)	(75.2)%
Cost of services	$97,362	$385,013	$(287,651)	(74.7)%
Adjusted EBITDA (3)	$26,662	$134,789	$(108,127)	(80.2)%
Adjusted EBITDA Margin (4)	20.3%	25.5%	(5.2)%	(20.4)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $6.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
          Revenues.    Revenues decreased 75.3%, or $408.1 million, to $133.7 million during the three months ended September 30, 2020, as compared to $541.8 million during the three months ended September 30, 2019. Our pressure pumping segment revenues decreased 75.2%, or $397.5 million, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The decrease in demand for our pressure pumping services resulted in a significant decrease in our average effectively utilized fleet count to approximately 8.5 active fleets during the three months ended September 30, 2020 from approximately 25.1 active fleets for the three months ended September 30, 2019. Included in our revenue for the three months ended September 30, 2020 and 2019 was revenue generated from idle fees charged to our customer of approximately $6.9 million and $0.5 million, respectively.
          Revenues from services other than pressure pumping decreased 81.6%, or $10.6 million, to $2.4 million for the three months ended September 30, 2020, as compared to $13.0 million for the three months ended September 30, 2019. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in utilization experienced by our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services decreased 74.9%, or $297.3 million, to $99.6 million for the three months ended September 30, 2020, as compared to $396.9 million during the three months ended September 30, 2019. Cost of services in our pressure pumping segment decreased $287.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. These decreases were primarily attributable to the significantly lower activity levels following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services was 74.1% for the three months ended September 30, 2020, as compared to 72.8% for the three months ended September 30, 2019. The increase in our cost of services percentage was primarily attributable to pricing pressure on our services resulting in customer discounts, partially offset by the idle fees revenue. Excluding idle fees revenue of $6.9 million and $0.5 million recorded during the three months ended September 30, 2020 and 2019, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues for the three months ended September 30, 2020 and 2019, was approximately 78.3% and 72.9%, respectively.
          General and Administrative Expenses.    General and administrative expenses decreased 20.8%, or $5.7 million, to $21.8 million for the three months ended September 30, 2020, as compared to $27.6 million for the three months ended September 30, 2019. The net decrease was primarily attributable to a decrease in (i) nonrecurring advisory and professional fees of $6.5 million, (ii) retention bonus and severance expense of $3.1 million and (iii) $0.5 million in other remaining general and administrative expenses, partially offset by a net increases of $2.0 million in stock compensation expense and $2.4 million in payroll expenses.
          Depreciation and Amortization.    Depreciation and amortization was relatively flat, with a slight decrease of 0.5%, or $0.2 million, to $37.5 million for the three months ended September 30, 2020, as compared to $37.7 million for the three months ended September 30, 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 63.8%, or $19.9 million, to $11.3 million for the three months ended September 30, 2020, as compared to $31.2 million for the three months ended September 30, 2019. The decrease was primarily attributable to the decrease in utilization resulting in a reduction in the operational intensity on our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 92.2%, or $1.6 million, to $0.1 million for the three months ended September 30, 2020, as compared to $1.7 million for the three months ended September 30, 2019. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In three months ended September 30, 2020, the Company had a zero debt balance, and the interest expense in the three months ended September 30, 2020, relates to the amortization of our capitalized loan origination cost.
          Other Expense.    Other expense increased to $0.3 million for the three months ended September 30, 2020, as compared to $0.1 million for the three months ended September 30, 2019. The increase in other expense is attributable to the increase in our lender's commitment fees during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
          Income Taxes.    Total income tax benefit was $7.7 million resulting in an effective tax rate of 20.9% for the three months ended September 30, 2020, as compared to income tax expense of $12.3 million or an effective tax rate of 26.4% for the three months ended September 30, 2019. The income tax benefit recorded in the three months ended September 30, 2020 is primarily attributable to the Company projecting a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Furthermore, the change in the effective tax rate from 26.4% to 20.9% in the three months ended September 30, 2020 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change
	2020	2019	Variance	%
Revenue	$634,888	$1,617,521	$(982,633)	(60.7)%
Cost of services (1)	468,633	1,164,663	(696,030)	(59.8)%
General and administrative expense (2)	67,086	73,972	(6,886)	(9.3)%
Depreciation and amortization	117,844	106,252	11,592	10.9%
Impairment expense	16,654	—	16,654	100.0%
Loss on disposal of assets	39,875	81,578	(41,703)	(51.1)%
Interest expense	2,208	5,678	(3,470)	(61.1)%
Other expense	583	539	44	8.2%
Income tax expense (benefit)	(15,087)	44,504	(59,591)	(133.9)%
Net income (loss)	$(62,908)	$140,335	$(203,243)	(144.8)%

Adjusted EBITDA (3)	$117,688	$408,734	$(291,046)	(71.2)%
Adjusted EBITDA Margin (3)	18.5%	25.3%	(6.8)%	(26.9)%

Pressure pumping segment results of operations:
Revenue	$622,055	$1,576,781	$(954,726)	(60.5)%
Cost of services	$457,577	$1,130,771	$(673,194)	(59.5)%
Adjusted EBITDA (3)	$139,359	$417,017	$(277,658)	(66.6)%
Adjusted EBITDA Margin (4)	22.4%	26.4%	(4.0)%	(15.2)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $41.1 million and $11.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
          Revenues.    Revenues decreased 60.7%, or $982.6 million, to $634.9 million during the nine months ended September 30, 2020, as compared to $1,617.5 million during the nine months ended September 30, 2019. Our pressure pumping segment revenues decreased 60.5%, or $954.7 million, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services that led to a significant decrease in our hydraulic fracturing fleet utilization, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The decrease in demand for our pressure pumping services resulted in a significant decrease in our average effectively utilized fleet count to approximately 10.4 active fleets during the nine months ended September 30, 2020 from approximately 25.4 active fleets for the nine months ended September 30, 2019. Included in our revenue for the nine months ended September 30, 2020 and 2019 was revenue generated from idle fees charged to our customer of approximately $41.1 million and $11.8 million, respectively.
          Revenues from services other than pressure pumping decreased 68.5%, or $27.9 million, to $12.8 million for the nine months ended September 30, 2020, as compared to $40.7 million for the nine months ended September 30, 2019. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in utilization experienced by our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services decreased 59.8%, or $696.0 million, to $468.6 million for the nine months ended September 30, 2020, as compared to $1,164.7 million during the nine months ended September 30, 2019. Cost of services in our pressure pumping segment decreased $673.2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. These decreases were primarily attributable to the significantly lower activity levels resulting from the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services increased to 73.6% for the nine months ended September 30, 2020, as compared to 71.7% for the nine months ended September 30, 2019. The increase in our cost of services percentage was primarily attributable to pricing pressure on our services resulting in customer discounts, partially offset by the idle fees revenue. Excluding idle fees revenue of $41.1 million and $11.8 million recorded during the nine months ended September 30, 2020 and 2019, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues for nine months ended September 30, 2020 and 2019, was approximately 78.8% and 72.3%, respectively.
          General and Administrative Expenses.    General and administrative expenses decreased 9.3%, or $6.9 million, to $67.1 million for the nine months ended September 30, 2020, as compared to $74.0 million for the nine months ended September 30, 2019. The net decrease was primarily attributable to a decrease in (i) severance expense of $1.5 million associated with the resignation of a former executive, (ii) retention bonus of $5.1 million associated with personnel who joined us in 2019 as part of the Pioneer Pressure Pumping Acquisition, (iii) insurance expense of $1.3 million and (iv) $0.2 million in remaining other general and administrative expenses, partially offset by a net increase of approximately $1.2 million paid in advisory and professional fees.
          Depreciation and Amortization.    Depreciation and amortization increased 10.9%, or $11.6 million, to $117.8 million for the nine months ended September 30, 2020, as compared to $106.3 million for the nine months ended September 30, 2019. The increase was primarily attributable to the overall increase in our fixed asset base in 2020, resulting primarily from an increase in our pressure pumping fleet capacity by 3.8% to 1,469,000 HHP as of September 30, 2020.
          Impairment Expense.    During the nine months ended September 30, 2020, the depressed market conditions, crude oil prices and negative near-term outlook for the utilization of certain of our equipment, resulted in the Company recording an impairment expense of $16.7 million, of which $9.4 million relates to goodwill impairment and $7.2 million relates to property and equipment impairment. There was no impairment expense during the nine months ended September 30, 2019.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 51.1%, or $41.7 million, to $39.9 million for the nine months ended September 30, 2020, as compared to $81.6 million for nine months ended September 30, 2019. The decrease is primarily attributable to the decrease in utilization resulting in a reduction in the operational intensity on our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 61.1%, or $3.5 million, to $2.2 million for the nine months ended September 30, 2020, as compared to $5.7 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
          Other Expense.     There was no significant change in other expense. Other expense was $0.6 million for the nine months ended September 30, 2020, as compared to $0.5 million for the nine months ended September 30, 2019.
          Income Taxes.   Total income tax benefit was $15.1 million resulting in an effective tax rate of 19.3% for the nine months ended September 30, 2020, as compared to income tax expense of $44.5 million or an effective tax rate of 24.1% for the nine months ended September 30, 2019. The income tax benefit recorded in the nine months ended September 30, 2020 is primarily attributable to the Company projecting a pre-tax loss in 2020 as compared to a pre-tax income in 2019. Furthermore, the change in the effective tax rate from 24.1% to 19.3% in the nine months ended September 30, 2020 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”), if any. Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy future debt payments, if any. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. Our remaining monthly availability under our ABL Credit Facility will be adversely impacted if the current depressed oil and gas market conditions do not improve.
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel limitations, business closures and the institution of quarantining and other restrictions on movement and certain business operations in many communities. The slowdown and restrictions in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020. As a result of these developments, the Company experienced a material adverse impact on the oilfield services we provide and our revenue, results of operations and cash flows.
          During the second quarter of 2020 and through July 2020 when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions led by depressed WTI crude oil prices, the Company experienced a decrease in its liquidity. However, the gradual recovery in the oil and gas industry and reduction in the COVID-19 infection rate experienced in the third quarter of 2020 have led to a gradual recovery in the demand for our pressure pumping services. Combined with our cost reduction initiatives, we have slowly increased our liquidity position and expect our liquidity to continue to gradually increase, if market conditions improve. Current market conditions resulting from the COVID-19 pandemic are rapidly changing and additional impacts to the business may arise that we are not aware of currently and the depressed oil and gas industry may take a longer time to recover than anticipated, thereby significantly impacting our revenue, results of operations and cash flows for a longer period of time.
           As of September 30, 2020, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $85.9 million, consisting of cash and cash equivalents of $54.3 million and $31.6 million of availability under our ABL Credit Facility.
           As of October 31, 2020, our total liquidity was approximately $110.6 million, consisting of cash and cash equivalents of $66.7 million and $43.9 million of availability under our ABL Credit Facility.
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
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of September 30, 2020 was approximately $35.3 million and was approximately $47.6 million as of October 31, 2020. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our ABL Credit Facility for the nine months ended September 30, 2020 was 3.6%.
           In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the ABL Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021 when LIBOR will be phased out. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of eventual replacement of the LIBOR interest rate.
Future Sources and Use of Cash and Contractual Obligations
          Future capital expenditures are projected to be primarily related to maintenance capital expenditures to support our active assets depending on fleet utilization, customer demand and market conditions. We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers and idle fees if a customer (Pioneer) decides to idle committed fleets and we are not able to deploy the idled fleets to another customer. During times when there is a significant reduction in overall demand for our services, the idle fees could represent a material portion of our revenues and cash flows from operations. Our maintenance capital expenditures are dependent on our operational activity and the intensity on the equipment, among other factors, which could vary throughout the year. In addition, we have option agreements with our equipment manufacturer to purchase additional 108,000 HHP of DuraStim® hydraulic fracturing equipment through July 31, 2022. We believe the cost to acquire the DuraStim® hydraulic fracturing equipment will be comparable to our previously purchased DuraStim® hydraulic fracturing equipment. In the current economic environment, it is not probable we would exercise these options before they expire.
          During the nine months ended September 30, 2020, we repaid all our borrowings under our ABL Credit Facility of approximately $130.0 million with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio.
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2020.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$118,026	$307,629
Investing activities	$(82,179)	$(387,569)
Financing activities	$(130,628)	$56,431
Cash Flows From Operating Activities
          Net cash provided by operating activities was $118.0 million for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $307.6 million for the nine months ended September 30, 2019. The net decrease of $189.6 million was primarily due to the decrease in our activity levels resulting from the decrease in the demand for our services, driven by the depressed crude oil prices and economic impact of the COVID-19 pandemic on our industry, and partially offset with the timing of collections of our receivables from customers and payments to vendors. Our effectively utilized fleet count decreased to approximately 10.4 active fleets during the nine months ended September 30, 2020 from approximately 25.4 active fleets for the nine months ended September 30, 2019.
Cash Flows From Investing Activities
          Net cash used in investing activities decreased to $82.2 million for the nine months ended September 30, 2020, from $387.6 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the Company’s initiatives to significantly reduce growth and maintenance capital expenditures during the nine months ended September 30, 2020 following the depressed oil and gas market and decreased demand for our services. During the nine months ended September 30, 2019, the Company acquired and paid approximately $110.0 million for the purchase of 510,000 HHP, 4 coiled tubing units and maintenance yard (associated with the Pioneer Pressure Pumping Acquisition), and also made cash deposits of approximately $102.9 million to its equipment manufacturers for DuraStim® hydraulic fracturing equipment, including an option fees deposit.

Cash Flows From Financing Activities
          Net cash used in financing activities was $130.6 million for the nine months ended September 30, 2020, and net cash provided by financing activities was $56.4 million for the nine months ended September 30, 2019. The net decrease in cash from financing activities during the nine months ended September 30, 2020 was primarily driven by the repayment of our outstanding borrowings under our ABL Credit Facility of $130.0 million, compared to net borrowings under our ABL Credit Facility of $60.0 million during the nine months ended September 30, 2019.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of September 30, 2020.
Critical Accounting Policies and Estimates
           There have been no material changes during the nine months ended September 30, 2020 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2020, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management has concluded that our financial statements in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.
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
         Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under these criteria, management determined, based upon the existence of the material weaknesses identified and previously reported in our Form 10-K and described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019. Due to the existence of the material weaknesses described below, our internal control over financial reporting remained ineffective as of September 30, 2020.
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
Remediation Plan and Status
           Our remediation efforts to the identified material weaknesses are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. The Board and management have implemented, among other items, the following measures to address the material weaknesses identified:
•Appointed new executive officers with extensive public company experience to improve the tone at the top, communication with the Board and compliance with policies within the Company.
•Enhanced certain of the Company’s policies, including the Code of Ethics and Conduct, Expense Reimbursement, Travel and Entertainment, and Delegation of Responsibilities and Authority. Additionally, the Company enhanced or implemented control activities to monitor compliance with such policies.
•Designed and implemented control activities related to the identification of, approval of, and disclosure of related party transactions.
•Designed and implemented control activities related to the identification and approval of potential conflicts of interest.
•Designed and implemented control activities related to the evaluation of whistleblower allegations.

•Formed a disclosure committee and appointed a Chief Disclosure Officer to provide improved corporate governance related to disclosures the Company provides to the public and other external parties.
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
Changes in Internal Control over Financial Reporting
         Except as described above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          In July 2020, the Logan Lawsuit Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western District of Texas, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, certain former officers and current and former directors. In August 2020, the Company filed a motion to dismiss the Logan Lawsuit and in September 2020, the plaintiffs filed their opposition. In October 2020, the Company filed its reply brief in support of the motion to dismiss.
          In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit.
           In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company, which followed the SEC’s issuance of a formal order of investigation, and requesting that the Company provide certain information and documents, including documents related to the Company's expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC’s investigation.
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

3.1
Amended and Restated Certificate of Incorporation of ProPetro Holding Corp. dated as of June 19, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 19, 2019).

3.2	Amended and Restated Bylaws of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated June 19, 2019).
3.3
Certificate of Designations of Series B Junior Participating Preferred Stock of ProPetro Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated April 14, 2020).

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

SIGNATURES

Date:	November 5, 2020	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)