Form 10-K
period 2020-12-31
ProPetro Holding Corp.
filed 2021-03-05
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s Common Stock held by nonaffiliates on June 30, 2020, determined using the per share closing price on the New York Stock Exchange Composite tape of $5.14 on that date, was approximately $369.6 million.
The number of the registrant’s common shares, par value $0.001 per share, outstanding at March 3, 2021, was 101,957,796.

i

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
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•competitive conditions in our industry;
•changes in the long-term supply of, and demand for, oil and natural gas;
•actions taken by our customers, suppliers, competitors and third-party operators;
•technological changes, including lower emissions oilfield services equipment and similar advancements;
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
•operational challenges relating to the COVID-19 pandemic, distribution and administration of COVID-19 vaccines and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
i

•changes in our tax status;
•our ability to successfully implement technological developments and enhancements, including the new DuraStim® hydraulic fracturing equipment and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of current and future litigation, including the Logan Lawsuit and the Shareholder Derivative Lawsuit (each defined herein);
•the timing and outcome of, including potential expense associated with, the U.S. Securities and Exchange Commission (“SEC”) pending investigation;
•the potential impact on our business and stock price of any announcements regarding the SEC’s pending investigation, the Logan Lawsuit or the Shareholder Derivative Lawsuit;
•our ability to successfully execute on our plans and objectives.
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

SUMMARY RISK FACTORS
          Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
          Our business is subject to the following principal risks and uncertainties:
Risks Inherent in Our Business and Industry
•Our business and financial performance depends on the oil and natural gas industry and particularly on the level of capital spending and exploration and production activity within the United States and in the Permian Basin, and a decline in prices for oil and natural gas has had and may continue to have an adverse effect on our revenue, cash flows, profitability and growth.
•The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
•Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.
•The majority of our operations are located in the Permian Basin, making us vulnerable to risks associated with operating in one major geographic area.
•Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
•We may become more leveraged and our indebtedness could adversely affect our operations and financial condition.
•Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.
•We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.
•We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.
•The SEC’s pending investigation, the Logan Lawsuit and the Shareholder Derivative Lawsuit could have a material adverse effect on our business, financial condition, results of operation, and cash flows.
Risks Related to Customers, Suppliers and Competition
•We face significant competition that may cause us to lose market share, and competition in our industry has intensified during the industry downturn.
•Our business depends upon our ability to obtain specialized equipment, parts and key raw materials, including sand and chemicals, from third‑party suppliers, and we may be vulnerable to delayed deliveries and future price increases.
•We may be required to pay fees to certain of our sand suppliers based on minimum volumes under long-term contracts regardless of actual volumes received.
•Reliance upon a few large customers may adversely affect our revenue and operating results.
Risks Related to Employees
•We rely on a few key employees whose absence or loss could adversely affect our business.

•If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.
Risks Related to Regulatory Matters
•We are subject to environmental laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.
•Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
•Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
•Conservation measures, commercial development and technological advances could reduce demand for oil and natural gas and our services.
Risks Related to our Tax Matters
•Our ability to use our net operating loss carryforwards may be limited.
Risks Inherent to an Investment in our Common Stock
•We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.
•Certain provisions of our certificate of incorporation, bylaws and stockholder rights plan, as well as Delaware law, may discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
•Our business could be negatively affected as a result of the actions of activist shareholders.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
•There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

PART I
Item 1.     Business.
Our Company
          We are a Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of hydraulic fracturing services in the region by hydraulic horsepower (“HHP”).
          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base and competitors, which we believe will continue to evolve, we view HHP to be an appropriate metric to measure our available hydraulic fracturing capacity. Our total available HHP at December 31, 2020 was 1,373,000 HHP (excluding approximately 150,000 HHP we are in the process of permanently retiring), which was comprised of 1,265,000 HHP of conventional Tier II equipment and 108,000 HHP of our new DuraStim® electric powered hydraulic fracturing equipment. In addition, we have committed to purchase 50,000 HHP of Tier IV Dynamic Gas Blending (“DGB”) dual fuel equipment, that is expected to be delivered before the end of the first half of 2021. Our Tier IV DGB equipment could be powered by either diesel or natural gas, an improvement from Tier II conventional equipment that can only be powered with diesel. With the industry transition to lower emissions equipment and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline as we reconfigure our fleets to increase active HHP and backup HHP based on our customers’ operational needs or as we retire and replace conventional Tier II equipment. In light of the energy industry transition to lower emissions equipment, the Company made a strategic decision to permanently retire approximately 150,000 HHP of its existing conventional Tier II pressure pumping equipment.
          In 2019, we entered into a purchase commitment for 108,000 HHP DuraStim® electric powered hydraulic fracturing equipment. Our DuraStim® equipment is still being tested and has only been deployed to our customers’ wellsites on a limited scale. As we continue with our testing of the equipment, the number of DuraStim® pumps that constitute a fleet will depend on a combination of factors, including the ultimate operating performance of DuraStim® pumps following the completion of testing, the particular shale formation where a well is completed, customer service requirements and job design. The Company has set a goal to commercialize its first DuraStim® fleet to our customer wellsites in the second half of 2021. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment in the future through July 31, 2022. We currently have gas turbines to provide electrical power to our DuraStim® fleet. The electrical power sources for future DuraStim® fleets are still being evaluated and could either be supplied by the Company, customers or a third-party supplier.
          All of our hydraulic fracturing fleets have been designed to handle the most challenging Permian Basin operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more fractured stages, increased number of wells per pad and increasing amounts of proppant per well.
          In addition to our core pressure pumping segment operations, which consist of our hydraulic fracturing and cementing operations, we also offer a suite of complementary well completion and production services, including coiled tubing and other services. We believe these complementary services create operational efficiencies for our customers and could allow us to capture a greater portion of their capital spending across the lifecycle of a well.
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
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the depressed demand in the energy sector and uncertainty in global production levels. In response to the global economic slowdown and depressed demand in the oil and gas industry, OPEC+ has made adjustments to production levels with the objective of rebalancing the energy market. After the March 2020 failed negotiations, OPEC+ subsequently agreed to cut production by 7.7 million barrels of oil per day, or BOPD. In January 2021, OPEC+ reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances. Agreements were reached to gradually increase production by 0.5 million BOPD, starting in January 2021, and adjusting the production reduction from 7.7 million BOPD to 7.2 million BOPD. OPEC+ members have shown compliance with previously agreed upon production levels, and we have seen recovery in crude oil prices from its low point in 2020.
          The combined effect of COVID-19 and the energy industry disruptions led to a decline in West Texas Intermediate (“WTI”) crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall, with OPEC+ managing production levels and with the development and distribution of COVID-19 vaccines, there has been gradual recovery in crude oil prices from the low point in March 2020. As of March 3, 2021, the WTI price for a barrel of crude oil was approximately $62, a significant increase from its low point in 2020. However, with the uncertainty in the global market resulting from the COVID-19 pandemic, the risk that currently developed vaccines may not be successful in preventing the COVID-19 virus or the outbreak of a new virus, the global demand for crude oil could continue to be depressed and crude oil prices could decline.
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

Our Services
          We have historically conducted our business through five operating segments: hydraulic fracturing, cementing, coiled tubing, flowback and drilling. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into one reportable segment—pressure pumping. Our coiled tubing, flowback, and drilling operating segments and corporate administrative expense are aggregated into our “All Other” reportable segment. For additional financial information on our reportable segment, please see reportable segment information in Part II - Item 8. “Financial Statements and Supplementary Data.”
Pressure Pumping
Hydraulic Fracturing
          We primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. We have significant expertise in multi‑stage fracturing of horizontal oil‑producing wells in unconventional geological formations. Our total available HHP at December 31, 2020 was 1,373,000 HHP (excluding approximately 150,000 HHP we are in the process of permanently retiring), which was comprised of 1,265,000 HHP of conventional Tier II equipment and 108,000 HHP of our new DuraStim® hydraulic fracturing equipment. Our DuraStim® hydraulic fracturing equipment has been tested on a limited scale basis with certain of our customers. The Company has set a goal to commercialize its first DuraStim® fleet to our customers’ wellsites in the second half of 2021.
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
          We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also refer to all of our fracturing units, other equipment and vehicles necessary to perform a fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew.” On average, one conventional Tier II hydraulic fracturing fleet consists of approximately 50,000 HHP, depending on job design and customer demand. Our conventional Tier II hydraulic fracturing units consist primarily of a high pressure hydraulic pump, diesel engine, transmission and various hoses, valves, tanks and other supporting equipment like blenders, irons and datavans. Our DuraStim® hydraulic fracturing fleet can be powered by turbines, generators or similar equipment that could generate electricity.
          We provide dedicated equipment, personnel and services that are tailored to meet each of our customer’s needs. Each fleet has a designated team of personnel, which allows us to provide responsive and customized services, such as project design, proppant and other consumables procurement, real‑time data provision and post‑completion analysis for each of our jobs. Many of our hydraulic fracturing fleets and associated personnel have worked continuously with the same customer for the past several years promoting deep relationships and a high degree of coordination and visibility into future customer activity levels. Furthermore, in light of our substantial market presence and historically high fleet utilization levels, we have established a variety of trusted relationships with key equipment, sand and other downhole consumable suppliers. These strategic relationships ensure ready access to equipment, parts and materials on a timely and economic basis and allow our dedicated procurement and logistics team to ensure consistently safe and reliable operations.
Cementing
          We provide cementing services for completion of new wells and remedial work on existing wells. Cementing services use pressure pumping equipment to deliver a slurry of liquid cement that is pumped down a well between the casing and the borehole. Cementing provides isolation between fluid zones behind the casing to minimize potential damage to hydrocarbon bearing formations or the integrity of freshwater aquifers, and provides structural integrity for the casing by securing it to the earth. Cementing is also done when re-completing wells, where one zone is plugged and another is opened.
        We believe that our cementing segment provides an organic growth opportunity for us to expand our service offerings within our existing customer base.
Other Services
Coiled Tubing
          Coiled tubing services involve injecting coiled tubing into wells to perform various completion well intervention operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck‑mounted reel for onshore applications. Due to its small diameter, coiled tubing can be inserted into existing production tubing and used to perform a variety of services (including drillout of plugs) to enhance the flow of oil or natural gas.
          The principal advantages of using coiled tubing include the ability to (i) continue production from the well without interruption, thus reducing the risk of formation damage, (ii) move continuous coiled tubing in and out of a well significantly faster than conventional pipe used with a workover rig, which must be jointed and unjointed, (iii) direct fluids into a wellbore with more precision, allowing for improved stimulation fluid placement, (iv) provide a source of energy to power a downhole motor or manipulate downhole tools and (v) enhance access to remote fields due to the smaller size and mobility.
Flowback Services
          Our flowback services consisted of production testing, solids control and hydrostatic testing. Flowback involves the process of allowing fluids to flow from the well following a treatment, either in preparation for an impending phase of treatment or to return the well to production. Our flowback equipment consisted of manifolds, accumulators, valves, flare stacks and other associated equipment that combine to form up to a total of five well‑testing spreads. Historically, we provided flowback services in the Permian Basin and Mid‑Continent markets. In March 2020, the Company shut down its flowback operations and disposed of all the assets.
Drilling
Our vertical drilling assets in our drilling segment have been idled since 2016, and in September 2020, the Company shut down its drilling operations and disposed of all of its drilling rigs and ancillary assets.

Our Customers
          Our customers consist primarily of oil and natural gas producers in North America. Our top five customers accounted for approximately 86.5%, 77.1% and 68.7% of our revenue, for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, Pioneer Natural Resources USA Inc. (“Pioneer”) and XTO Energy Inc. accounted for 42.5% and 20.3%, respectively, of total revenue. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2020.
Competition
          The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies’ criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company’s selection of a service provider. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
          We provide our services primarily in the Permian Basin, and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. Our major competitors for hydraulic fracturing services include Halliburton Company, Liberty Oilfield Services Inc., Nextier Oilfield Solutions Inc., Patterson‑UTI Energy Inc., RPC, Inc., and FTS International, Inc. and a number of private and locally-oriented businesses.
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
          We maintain commercial general liability, workers’ compensation, business automobile, commercial property, umbrella liability, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. Further, we have pollution legal liability coverage for our business entities, which would cover, among other things, third party liability and costs of clean up relating to environmental contamination on our premises while our equipment is in transit and on our customers’ job site. With respect to our hydraulic fracturing operations, coverage would be available under our pollution legal liability policy for any surface or subsurface environmental clean‑up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our hydraulic fracturing services.
          We maintain director and officer insurance; however, our insurance coverage is subject to certain exclusions (including, for example, any required SEC disgorgement or penalties) and we are responsible for meeting certain deductibles under the policies. Moreover, we cannot assure you that our insurance coverage will adequately protect us from claims made in the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation or any future claims.
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
Environmental and Occupational Health and Safety Regulations
          Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. For example, following the election of President Biden and Democratic control in both houses of Congress, it is possible that our operations may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and greenhouse gases (“GHG”) emissions. We have not experienced any material adverse effect from compliance with current requirements; however, this trend may not continue in the future.
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
          Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of certain pollutant from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation ("DOT"), implementing GHG emissions limits on vehicles manufactured for operation in the United States. For example, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities, otherwise known as Subpart OOOOa. The EPA finalized amendments to the 2016 standards in September 2020 that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and President Biden has called for the issuance of regulations that would suspend, revise or rescind the September 2020 rule and the introduction of new or more stringent emissions standards for new, modified and existing oil and gas facilities.
          Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas such as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” that requires nations to submit non-binding emissions reduction targets every five years after 2020. Although the United States had previously withdrawn from the Paris Agreement, President Biden has signed executive orders on his first day in office recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement. However, the impacts of these executive orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, are unclear at this time.

          Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by certain candidates for public office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risk across government agencies and economic sectors. The executive order also suspends the issuance of new leases for oil and gas development on federal land; for more information, see our regulatory disclosure titled “Regulation of Hydraulic Fracturing and Related Activities.” Other actions that the Biden Administration may take include the imposition of more restrictive requirements for the development of pipeline infrastructure or liquefied natural gas export facilities or more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts to their investors or customers.
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
          Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service (“FWS”) may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was a candidate species for listing under the ESA by the FWS for many years. As a result of a recent settlement with the environmental groups, the FWS, in July 2020, acted on a petition to list the dunes sagebrush lizard finding sufficient information to warrant a formal one-year review to consider listing the species. While the listing review is ongoing, FWS has also solicited comments on a proposed conservation agreement that would implement certain protective practices for the species and authorize incidental take of the species resulting from certain covered activities, including exploration and development of oil and gas fields. However, to the extent any protections are implemented for this or any other species, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.
          Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. Separately, the Bureau of Land Management (“BLM”) previously finalized a rule governing hydraulic fracturing on federal lands, but in June 2016, a federal district court judge in Wyoming struck down the final rule, finding that the BLM lacked congressional authority to promulgate the rule. While this ruling was initially challenged, in December 2017, the BLM published a rulemaking to rescind the final rule and reinstate the regulations that existed immediately before the published effective date of the rule. Although several of these rulemakings have been rescinded or modified, new or more stringent regulations may be promulgated by the Biden administration. For example, on January 20, the Biden Administration’s Department of the Interior (“DOI”) issued an order that temporarily suspended the issuance of any fossil fuel authorizations, including leases and permits, for a period of 60 days, and President Biden subsequently issued a longer suspension on the issuance of new oil and gas leases on federal land, pending a review of current practices. Although the orders do not limit existing operations under valid leases, any restrictions for new or existing production activities on federal land could adversely impact our customers’ operations, and consequently demand for our services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have previously been proposed in Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

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
          Increased regulation of hydraulic fracturing and related activities could subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and record keeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers, and reduce the demand for our services.
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
Human Capital
          Our employees are our key asset. Our primary human capital management objectives are to effectively engage, develop, retain and reward our employees. As of December 31, 2020, we employed approximately 1,100 people, none of which are unionized. Of the total population over 80% of our headcount worked for our pressure pumping segment. Our employees are a key component of our ability to attract and retain customers as a result of their operational excellence in the field.
         Some examples of significant programs and initiatives that are focused to attract, develop and retain our diverse workforce include:
•Diversity and inclusion. We believe that in order to attract and retain talent with the skill sets and expertise required to maximize our operational efficiencies across all levels in the Company, it is in our best interest to attempt to recruit and develop a diverse team and create a culture that is inclusive and provides equal opportunities for hiring and advancement for all employees and prospective employees. Some examples of this effort include;
◦a commitment to conducting business in a manner that respects all human rights in compliance within the requirements of applicable laws;
◦efforts to promote and encourage respect for human rights and fundamental freedoms for all without distinctions of any kind such as race, color, sex, language, religion, political or other opinions;
◦working in partnership with personnel, business parties and other parties directly linked to our operations that share our commitment to these same principles;
◦efforts in our employment practices, including through our code of conduct, our equal employment opportunity employer policy, and our anti-harassment policy; and

◦to make it possible for grievances regarding health and safety to be addressed early and remediated directly, in confidence and without fear of retaliation; the Company provides an anonymous whistleblower hotline that is promoted internally and accessible from our intranet and internet.
•Training and Safety. We offer in-depth, role-appropriate safety training upon hiring and as part of the continuous development of our employees. The safety of our employees, our customers, and the communities in which we operate is paramount. We track and evaluate safety incidents at wellsites and offices, and if an accident does occur, we take actions to mitigate similar incidents from reoccurring in the future. The Company incentivizes employees to focus on conducting operations in accordance with our strict safety standards and encourages employees to immediately report any breach of safety protocol. Twenty percent of our executive officers’ annual target bonuses under the 2020 annual incentive program were based upon the Company’s achievement of certain safety goals, including a target total recordable incident rate of less than one.
•Health and Wellness. Our employee benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across the Company and we believe are consistent with those provided by our peer companies with which we compete for talent. The Company provides employees with the ability to participate in health and welfare plans, including medical, dental, life, accidental death and dismemberment and short-term and long-term disability insurance plans. In 2020, we made the following adjustments to address the COVID-19 pandemic;
◦instituted a remote work environment to the extent feasible to help protect our workforce from exposure to COVID-19 by limiting physical contact as much as possible;
◦limited visitors to our offices and other work locations and encouraged all employees and visitors to wear masks at our offices and other work locations; and
◦provided coverage for COVID-19 testing and vaccination under the Company’s medical plan at no cost to our employees.
Availability of Filings
          Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our internet web site at www.propetroservices.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is www.sec.gov. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report or the documents incorporated by reference in this Annual Report.

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
Risks Inherent in Our Business and Industry
Our business and financial performance depends on the oil and natural gas industry and particularly on the level of capital spending and exploration and production activity within the United States and in the Permian Basin, and a decline in prices for oil and natural gas has had and may continue to have an adverse effect on our revenue, cash flows, profitability and growth.
          Demand for most of our services depends substantially on the level of capital expenditures in the Permian Basin by companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of capital spending and activity in oil and gas exploration, development and production. Demand for our services is largely dependent on oil and natural gas prices, and our customers’ completion budgets and rig count. Prolonged low oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the hydraulic fracturing services that we provide. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly in 2015 and 2016 to approximately $30 per barrel, but subsequently recovered in 2017. However, in 2020, oil and natural gas prices were highly volatile. The average WTI oil prices per barrel were approximately $39, $57 and $65 for the years ended December 31, 2020, 2019 and 2018, respectively. In March 2020, WTI oil prices declined significantly, to a low of approximately $20 per barrel towards the end of March 2020. On March 3, 2021, the WTI oil price was approximately $62 per barrel. In 2020, the highly volatile and unpredictable nature of oil and natural gas prices caused a reduction in our customers’ spending and associated drilling and completion activities, which has had and may continue to have an adverse effect on our revenue and cash flows, if WTI oil prices do not recover and remain highly volatile. We are also experiencing pricing pressure on our services from substantially all of our customers which has decreased margins for us. If prices continue to decline or remain low and are highly unpredictable, additional declines in our customers’ spending would have a further adverse effect on our revenue, margins and cash flows. In addition, a worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owed to us and similar impacts.
          Many factors over which we have no control affect the supply of, and demand for our services, and our customers’ willingness to explore, develop and produce oil and natural gas, and therefore, influence prices for our services, including:
•the severity and duration of world health events, including the recent COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•the current supply and demand imbalance for crude oil, and actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for our services;
•the domestic and foreign supply of, and demand for, oil and natural gas;
•the level of prices, and expectations about future prices, of oil and natural gas;
•the level of global oil and natural gas exploration and production;
•the cost of exploring for, developing, producing and delivering oil and natural gas;
•the supply of and demand for drilling and hydraulic fracturing equipment, including the supply and demand for lower emissions hydraulic fracturing equipment;

•the expected decline rates of current production;
•the price and quantity of foreign imports;
•political and economic conditions in oil and natural gas producing countries and regions, including the United States, the Middle East, Africa, South America and Russia;
•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
•speculative trading in crude oil and natural gas derivative contracts;
•the level of consumer product demand;
•the discovery rates of new oil and natural gas reserves;
•contractions in the credit market;
•the strength or weakness of the U.S. dollar;
•available pipeline and other transportation capacity;
•the levels of oil and natural gas storage;
•weather conditions and other natural disasters;
•domestic and foreign tax policy;
•domestic and foreign governmental approvals and regulatory requirements and conditions, including tighter emissions standards in the energy industry;
•the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•political or civil unrest in the United States or elsewhere;
•technical advances affecting energy consumption;
•the proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•the price and availability of alternative fuels;
•the ability of oil and natural gas producers to raise equity capital and debt financing;
•merger and divestiture activity among oil and natural gas producers; and
•overall domestic and global economic conditions.
          These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in March 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. These events, combined with the COVID-19 pandemic that has negatively impacted the economic activity and disrupted the supply chain of certain of our customers, have contributed to the depressed demand for crude oil and crude oil prices. Regulatory action to curtail production has been contemplated; for example, the Texas Railroad Commission, which regulates the production of oil and gas in the state of Texas, held a hearing in April 2020 regarding potential production cuts for producers in Texas in light of the recent decline in oil prices globally. The Railroad Commission ultimately declined to institute mandatory production cuts, but the agency may choose to revisit the issue if market weakness persists, which could further reduce demand for our services. While an agreement to significantly cut production was reached by OPEC+ in April 2020, and in January 2021 the production levels continued to be adjusted by OPEC+ with the aim to rebalance demand and supply, oil prices have remained volatile, and global oil demand is expected to remain challenged at least until the COVID-19 virus and infection rate can be contained. The impacts of the uncertainties in the energy industry and global economy have had, and may continue to have, a material adverse effect on our business, results of operation and financial condition.
The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
          We derive our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, the decline in and unpredictable nature of oil and gas prices in 2019 and 2020, combined with adverse changes in the capital and credit markets and the COVID-19 pandemic in 2020, caused many exploration and production companies to reduce their capital budgets and drilling activity. This has resulted in a significant decline in demand for oilfield services and adversely impacted the prices oilfield services companies can charge for their services. These factors have materially and adversely affected our business, results of operations and financial condition. In addition, a majority of the service revenue we earn is based upon a charge for a relatively short period of time (for example, a day, a week or a month) for the actual period of time the service is provided to our customers. By contracting services on a short‑term basis, we are exposed to the risks of a rapid reduction in market prices and utilization and resulting volatility in our revenues.
Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.
          We face risks related to epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees. For example, in response to COVID-19, we have reduced headcount, closed yard locations, reduced third-party expenses, streamlined operations, reduced capital expenditures and recorded impairment expenses.
          The COVID-19 pandemic has spread across the globe and impacted financial markets and worldwide economic activity and adversely affected our operations. In addition, the effects of COVID-19 across the globe have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the operations and activity levels of our customers and materially and adversely affected the demand for oilfield services. These factors may also negatively impact our current suppliers and their ability or willingness to provide the necessary equipment, parts or raw materials, and they may otherwise fail to deliver the products timely and in the quantities required. Any resulting delays or restrictions from COVID-19 on the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the COVID-19 infection rate or the efficacy and distribution of COVID-19 vaccines, and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, results of operations and financial condition.
The majority of our operations are located in the Permian Basin, making us vulnerable to risks associated with operating in one major geographic area.
          Our operations are geographically concentrated in the Permian Basin. For the years ended December 31, 2020, 2019 and 2018, approximately 99.5%, 99.4% and 99.0%, respectively, of our revenues were attributable to our operations in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Permian Basin caused by significant governmental regulation, processing or transportation capacity constraints, market limitations, curtailment of production or interruption of the processing or transportation of oil and natural gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse operations.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
          A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a further slowdown in the exploration and production industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and natural gas and decreased prices for oil and natural gas. In 2020, the COVID-19 pandemic and the recent turmoil between the members of OPEC+ caused oil prices to fall substantially and have impacted the global economy; such factors have heightened the risk of a prolonged economic slowdown or recession in the United States.
New technology may cause us to become less competitive.
          The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. The transition to lower emissions equipment is capital intensive and could require us to convert our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted. For example, many E&P companies, including our customers, are transitioning to a lower emissions operating environment and may require us to invest in pressure pumping equipment with lower emissions profile. Further, we may face competitive pressure to develop, implement or acquire and deploy certain technology improvements at a substantial cost, such as our new DuraStim® fleets or the cost of implementing or purchasing a technology like the new DuraStim® fleets may be substantially higher than anticipated, and we may not be able to successfully implement the DuraStim® fleets or other technologies we may purchase. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies could have a material adverse effect on our business, financial condition, prospects or results of operations.
Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
          The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $81.2 million, $400.7 million and $592.6 million during the years ended December 31, 2020, 2019 and 2018. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment (including equipment with a lower emissions profile) or properly maintaining our existing equipment. With the current depressed oil and gas market conditions, our availability under our ABL Credit Facility has been adversely impacted by the expected decline in our customers’ activity and we may be unable to borrow under our ABL Credit Facility if our eligible accounts receivable continues to decline. Further, any disruptions or continuing volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. For example, our borrowing base changed from $55.6 million as of December 31, 2020 to approximately $48.9 million as of March 3, 2021 due to a decrease in our eligible accounts receivable. If our customer activity levels do not improve or decline in the future, our borrowing base could decline. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of liquidity we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
          Concerns over global economic conditions, geopolitical issues, public health crises (including the COVID-19 pandemic), interest rates, inflation, the availability and cost of credit in the United States and foreign financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. The decline in and unpredictable nature of oil and natural gas prices have caused a reduction in our customers’ spending and associated drilling and completion activities, which had and may continue to have an adverse effect on our revenue and cash flows. If the current economic climate in the United States or abroad continues, deteriorates further or remains uncertain, worldwide demand for petroleum products could diminish further, which could impact the price at which oil, natural gas and natural gas liquids can be sold, which could affect the ability of our customers to continue operations and adversely impact our results of operations, liquidity and financial condition.
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
•    our level of debt could impair our ability to obtain additional financing, or obtain additional financing on favorable terms in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; and
•    our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.
Restrictions in our Asset Backed Loan (ABL) Credit Facility (as defined herein) and any future financing agreements may limit our ability to finance future operations or capital needs or capitalize on potential acquisitions and other business opportunities.
          The operating and financial restrictions and covenants in our credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our ABL Credit Facility restricts or limits our ability to:
•grant liens;
•incur additional indebtedness;
•engage in a merger, consolidation or dissolution;
•enter into transactions with affiliates;
•sell or otherwise dispose of assets, businesses and operations;

•materially alter the character of our business as currently conducted; and
•make acquisitions, investments and capital expenditures.
          Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels or customer concentration levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. For example, our borrowing base changed from $55.6 million as of December 31, 2020 to approximately $48.9 million as of March 3, 2021 due to a decrease in our eligible accounts receivable. If our customer activity declines in the future, our borrowing base could decline. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements.”
We may incur debt and our indebtedness could adversely affect our operations and financial condition.
          Our business is capital intensive and we may seek to raise debt capital to fund our business and growth strategy. Indebtedness could have negative consequences that could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects, such as:
•requiring us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;
•limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;
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
          Changes in future market conditions and prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses in our results of operations. These events could result in the recognition of impairment charges or losses from asset sales that negatively impact our financial results. Significant impairment charges or losses from asset sales as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods. For example, in 2020, we recorded an impairment charge related to goodwill, our hydraulic fracturing and drilling assets, and deposits related to options to purchase additional DuraStim® equipment of $38.0 million. If oil and natural gas prices trade at depressed price levels as experienced in the first half of 2020, and our equipment remains idle or under-utilized, the estimated fair value of such equipment may decline, which will result in additional impairment expense in the future.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.
          Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, worksite injuries to our or third-party personnel, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including hydrochloric acid and other chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean‑up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations or the loss of customers. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.
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
          We have completed and may in the future pursue, asset acquisitions or acquisitions of businesses. Any acquisition of assets or businesses involves potential risks, including the failure to realize expected profitability, growth or accretion; environmental or regulatory compliance matters or liability; title or permit issues; the incurrence of significant charges, such as impairment of goodwill, or property and equipment or restructuring charges; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources and may divert management’s attention from existing operations or other priorities.
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
The SEC’s pending investigation, the Logan Lawsuit and the Shareholder Derivative Lawsuit could have a material adverse effect on our business, financial condition, results of operation, and cash flows.
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, the Logan Lawsuit Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, Oklahoma City Employee Retirement System and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects. In August 2020, the Company filed a motion to dismiss the Logan Lawsuit and in September

2020, the plaintiffs filed their opposition. In October 2020, the Company filed its reply brief in support of the motion to dismiss.
          In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its then current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in the complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motion to dismiss.
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
          The ongoing SEC investigation, the Logan Lawsuit, the Shareholder Derivative Lawsuit, and any related future litigation give rise to risks and uncertainties that could adversely affect our business, results of operations and financial condition. Such risks and uncertainties include, but are not limited to, uncertainty as to the scope, timing and ultimate findings of the matters under review by the SEC; adverse effects of the investigation, including the potential impact to the Company or members of its management team in the event of an adverse outcome and on the market price of the Company’s common stock; the costs and expenses of the SEC investigation, the Logan Lawsuit and the Shareholder Derivative Lawsuit, including legal fees and possible monetary penalties in the event of an adverse outcome; the risk of additional potential litigation or regulatory action arising from these matters, including the Logan Lawsuit and the Shareholder Derivative Lawsuit, the timing of the review by, and the conclusions of, the Company’s independent registered public accounting firm regarding these matters; the potential identification of additional deficiencies in internal controls over financial reporting or disclosure controls and procedures and the impact of the same; and potential reputational damage that the Company may suffer as a result of these matters.
          The SEC has a broad range of civil sanctions available should it commence an enforcement action, including injunctive relief, disgorgement, fines, penalties, or an order to take remedial action. The imposition of any of these sanctions, fines, or remedial measures could have a material adverse effect on our business, results of operation and financial condition.
          The outcome of the Logan Lawsuit, the Shareholder Derivative Lawsuit, and any other litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail.
          We maintain director and officer insurance; however, our insurance coverage is subject to certain exclusions (including, for example, any required SEC disgorgement or penalties) and we are responsible for meeting certain deductibles under the policies. Moreover, we cannot assure you that our insurance coverage will adequately protect us from claims made in the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation or any future claims. Further, as a result of the pending litigation and investigation the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all.
Risks Related to Customers, Suppliers and Competition
We face significant competition that may cause us to lose market share, and competition in our industry has intensified during the industry downturn.
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
          Some jobs are awarded on a bid basis, which further increases competition based on price. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment may be further intensified by tighter emissions standards in the energy industry and mergers and acquisitions among oil and natural gas companies or other events that have the effect of reducing the number of available customers. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business depends upon our ability to obtain specialized equipment, parts and key raw materials, including sand and chemicals, from third‑party suppliers, and we may be vulnerable to delayed deliveries and future price increases.
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
          We enter into purchase agreements with sand suppliers (the “Sand suppliers”) to secure supply of sand in the normal course of our business. The agreements with the Sand suppliers require that we purchase certain sand volumes, which is based on a certain percentage of our overall sand requirements and agreed minimum volumes, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if we purchase less than the agreed percentage of our sand requirements or agreed minimum volumes. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our current agreements with Sand suppliers expire at different times prior to April 30, 2022.
          If the activity level of our customers declines and the demand for our services is materially and adversely affected, we may be required to pay for more sand from one of our Sand suppliers than we need in the performance of our services, regardless of whether we take physical delivery of such sand. In such an event, we may be required to pay shortfall fees or other penalties under the purchase agreement, which could have a material adverse effect on our business, financial condition, or results of operations. The decrease in our customers’ activity resulting from the COVID-19 pandemic and depressed energy market, among other factors, has heightened the risk that we may be required to pay shortfall fees or other penalties to at least one of our Sand suppliers in the future.
Reliance upon a few large customers may adversely affect our revenue and operating results.
          The majority of our revenue is generated from our hydraulic fracturing services. Due to the large percentage of our revenue historically derived from our hydraulic fracturing services with recurring customers and the limited availability of our fracturing units, we have had some degree of customer concentration. Our top ten customers represented approximately 97.3%, 95.5% and 85.5% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be harmed.
          Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels. One customer, Pioneer, accounted for 42.5% of our revenue for the year ended December 31, 2020. The revenue generated from our relationship with Pioneer is largely derived from pressure pumping and related services provided pursuant to the Pressure Pumping Services Agreement (the “Pioneer Services Agreement”). Although the Pioneer Services Agreement provides for the provision of services for a term of up to 10 years, Pioneer has the right to terminate the Pioneer Services Agreement in its sole discretion, in whole or part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. While management believes our relationship with Pioneer will continue beyond December 31, 2022, if Pioneer elects to terminate the Pioneer Services Agreement effective December 31, 2022, or seeks to renegotiate the terms on which we provide services to Pioneer, it could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Employees
We rely on a few key employees whose absence or loss could adversely affect our business.
          Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, such as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Strategy and Administrative Officer, Chief Accounting Officer and General Counsel could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.
          The delivery of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. As a result of the downturn in the oil and gas industry resulting from the COVID-19 pandemic and depressed energy market, among other factors, we have made reductions in the size of workforce due to reduced demand for our services. If demand for our services increases, we may experience difficulty in hiring or re-hiring skilled and unskilled workers in the future to meet that demand. At times, the demand for skilled workers in our geographic areas of operations is high, and the supply is limited. As a result, competition for experienced oilfield service personnel is intense, and we face significant challenges in competing for crews and management with large and well‑established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Furthermore, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wages. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
Risks Related to Regulatory Matters
We are subject to environmental laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.
          The nature of our operations, including the handling, storing, transporting and disposing of a variety of fluids and substances, including hydraulic fracturing fluids, which can contain substances such as hydrochloric acid, and other regulated substances, air emissions and wastewater discharges exposes us to some risks of environmental liability, including the release of pollutants from oil and natural gas wells and associated equipment to the environment. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. Environmental laws and regulations have changed in the past, and they may change in the future and become more stringent. For example, following the election of President Biden and Democratic control in both houses of Congress, it is possible that our operations may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and GHG emissions. Separately, current and future claims and liabilities may have a material adverse effect on us because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. The ultimate costs of these liabilities are difficult to determine and may exceed any reserves we may have established. If existing environmental requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
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
          In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. For example, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified, or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities, otherwise known as Subpart OOOOa. The EPA finalized amendments to the 2016 standards in September 2020 that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and President Biden has called for the issuance of regulations that would restore the previous 2016 standards or the introduction of more stringent standards for the oil and gas sector.
          Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” that requires nations to submit non-binding emissions reduction targets every five years after 2020. Although the United States had previously withdrawn from the Paris Agreement, President Biden has signed executive orders on his first day in office recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement. However, the impacts of these executive orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, are unclear at this time.
           Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by certain candidates for public office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The executive order also suspends the issuance of new leases for oil and gas development on federal land; for more information, see our regulatory disclosure titled “Regulation of Hydraulic Fracturing and Related Activities. Other actions that the Biden Administration may take include the imposition of more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, or more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts to their investors or customers.
          There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
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
          Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment. Separately, the BLM finalized a rule governing hydraulic fracturing on federal lands but this rule was subsequently rescinded. Although several of these rulemakings have been rescinded or modified, new or stringent regulations may be promulgated by the Biden Administration. For example, on January 20, the Biden Administration’s DOI issued an order that temporarily suspended the issuance of fossil fuel authorizations, including leases and permits, for a period of 60 days. Although the order specifies that it does not limit existing operations under valid leases, any restrictions for new or existing production activities on federal land could adversely impact our customers’ operations, and consequently demand for our services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
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
          Increased regulation of hydraulic fracturing and related activities could subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers, and reduce the demand for our services.
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
Risks Related to our Tax Matters
Our ability to use our net operating loss carryforwards may be limited.
          The Tax Cuts and Jobs Act (the “TCJA”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the TCJA, U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2020, we had approximately $397.4 million of federal NOLs, some of which will begin to expire in 2035. Approximately $229.5 million of our federal NOLs relate to pre-2018 periods. As of December 31, 2020, our state net operating losses were approximately $51.0 million and will begin to expire in 2024.
          Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an

“ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three‑year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may experience ownership changes, which may result in annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built‑in gains in our assets existing at the time of the ownership change. The limitations arising from ownership changes may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
Risks Inherent to an Investment in our Common Stock
We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.
          We are required to comply with certain provisions of Section 404, which requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control.
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
          Our certificate of incorporation authorizes our board of directors (the “Board”) to issue preferred stock without shareholder approval. If our Board elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including:
•limitations on the removal of directors;
•limitations on the ability of our shareholders to call special meetings;
•advance notice provisions for shareholder proposals and nominations for elections to the Board to be acted upon at meetings of shareholders;
•providing that the Board is expressly authorized to adopt, or to alter or repeal our bylaws; and
•establishing advance notice and certain information requirements for nominations for election to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.
          In addition, our Board adopted a short-term stockholder rights plan (currently scheduled to expire on March 31, 2021) that would likely discourage a hostile attempt to acquire control of us.
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
Item 3.     Legal Proceedings.
          Disclosure concerning legal proceedings is incorporated by reference to “Note 15. Commitments and Contingencies— Contingent Liabilities” of our Consolidated Financial Statements contained in this Annual Report.
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
Holders
As of December 31, 2020, there were 100,912,777 shares of common stock outstanding, held of record by nine holders. The number of record holders of our common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend
We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business and repay borrowings under our ABL Credit Facility, if any. Our future dividend policy is within the discretion of our Board and will depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our Board may deem relevant. In addition, our ABL Credit Facility places certain restrictions on our ability to pay cash dividends.
Performance Graph
The quarterly changes for the periods shown in the following graph are based on the assumption that $100 had been invested in our common stock, the Russell 2000 Index (“Russell 2000”) and a self-constructed peer group index of comparable companies (“Peer Group”) on March 17, 2017 (the first trading date of our common stock), and that all dividends were reinvested at the closing prices of the dividend payment dates. The relevant companies included in our Peer Group consists of Liberty Oilfield Services Inc., Nextier Oilfield Solutions Inc., RPC, Inc., Calfrac Well Services Ltd., Patterson-UTI Energy, Inc. and Mammoth Energy Services, Inc. Subsequent measurement points are the last trading days of each quarter. We did not provide a five-year graph because we became a publicly traded company in March of 2017. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on the last trading date of 2020. The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Peer Group	Russell 2000	ProPetro Holding Corp.
3/17/2017	$100.0	$100.0	$100.0
3/31/2017	$97.0	$100.1	$88.9
6/30/2017	$93.2	$102.6	$96.3
9/29/2017	$105.2	$108.4	$99.0
12/29/2017	$114.3	$112.0	$139.0
3/29/2018	$91.0	$111.9	$109.6
6/29/2018	$86.9	$120.6	$108.1
9/28/2018	$85.1	$124.9	$113.7
12/31/2018	$52.9	$99.7	$85.0
3/31/2019	$65.2	$114.2	$155.4
6/30/2019	$47.5	$116.6	$142.8
9/30/2019	$35.1	$113.8	$62.7
12/31/2019	$38.8	$125.1	$77.6
3/31/2020	$9.7	$86.8	$17.2
6/30/2020	$16.2	$108.9	$35.5
9/30/2020	$15.5	$114.3	$28.0
12/31/2020	$23.8	$150.1	$51.0

Item 6.     Selected Historical Financial Data.
The following table presents the available selected historical financial data of ProPetro Holding Corp. for the years indicated. There were no factors that materially affect the comparability of the information in the selected historical financial data presented, except for the following;
•the impact of the decrease in demand for pressure pumping services following the depressed crude oil prices and the economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity during the year ended December 31, 2020;
•the purchase of certain pressure pumping assets (510,000 HHP) and real property from Pioneer and Pioneer Pressure Pumping Services, LLC, consummated on December 31, 2018 (the “Pioneer Pressure Pumping Acquisition”) that resulted in increased revenue and profitability in 2019; and
•the growth and utilization of our pressure pumping active fleet size over the years presented, that has impacted our revenues and profitability.
The selected historical consolidated financial and operating data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this Annual Report on Form 10-K.

(In thousands, except for per share data)
	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue:
Pressure pumping	$773,474	$2,001,627	$1,658,403	$945,040	$409,014
All other	15,758	50,687	46,159	36,825	27,906
Total revenue	789,232	2,052,314	1,704,562	981,865	436,920
Costs and Expenses:
Cost of services(1)	584,279	1,470,356	1,270,577	813,823	404,140
General and administrative(2)	86,768	105,076	53,958	49,215	26,613
Depreciation and amortization	153,290	145,304	88,138	55,628	43,542
Impairment expense	38,002	3,405	—	—	7,482
Loss on disposal of assets	58,136	106,811	59,220	39,086	22,529
Total costs and expenses	920,475	1,830,952	1,471,893	957,752	504,306
Operating (Loss) Income	(131,243)	221,362	232,669	24,113	(67,386)
Other Income (Expense):
Interest expense	(2,383)	(7,141)	(6,889)	(7,347)	(20,387)
Gain on extinguishment of debt	—	—	—	—	6,975
Other expense	(874)	(717)	(663)	(1,025)	(321)
Total other income (expense)	(3,257)	(7,858)	(7,552)	(8,372)	(13,733)
Income (loss) before income taxes	(134,500)	213,504	225,117	15,741	(81,119)
Income tax (expense) benefit	27,480	(50,494)	(51,255)	(3,128)	27,972
Net (loss) income	$(107,020)	$163,010	$173,862	$12,613	$(53,147)

Share Information:
Net (loss) income per common share:
Basic	$(1.06)	$1.62	$2.08	$0.17	$(1.19)
Diluted	$(1.06)	$1.57	$2.00	$0.16	$(1.19)
Weighted average common shares outstanding:
Basic	100,829	100,472	83,460	76,371	44,787
Diluted	100,829	103,750	87,046	79,583	44,787

Balance Sheet Data as of:
Cash and cash equivalents	$68,772	$149,036	$132,700	$23,949	$133,593
Property and equipment — net	$880,477	$1,047,535	$912,846	$470,910	$263,862
Total assets	$1,050,739	$1,436,111	$1,274,522	$719,032	$541,422
Long-term debt — net	$—	$130,000	$70,000	$57,178	$159,407
Total shareholders’ equity	$870,771	$969,305	$797,355	$413,252	$221,009

Cash Flow Statement Data:
Net cash provided by operating activities	$139,124	$455,290	$393,079	$109,257	$10,659
Net cash used in investing activities	$(94,217)	$(495,299)	$(280,604)	$(281,469)	$(41,688)
Net cash (used in) provided by financing activities	$(125,171)	$56,345	$(3,724)	$62,565	$130,315
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
Basis of Presentation
This discussion of our results of operations omits our results of operations for the year ended December 31, 2018 and the comparison of our results of operations for the years ended December 31, 2019 and 2018, which may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 22, 2020.
Unless otherwise indicated, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “ProPetro Holding Corp.,” “the Company,” “we,” “our,” “us” or like terms refer to ProPetro Holding Corp. and its subsidiary.
Overview
Our Business
          We are a Midland, Texas‑based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production, or E&P, of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of hydraulic fracturing services in the region by hydraulic horsepower.
          Changes to our customers’ well design, shale formations, operating conditions and new technology have resulted in continuous changes to the number of pumps that constitute a fleet. As a result of the asymmetric nature of the number of pumps that constitute a fleet across our customer base and competitors, which we believe will continue to evolve, we view HHP to be an appropriate metric to measure our available hydraulic fracturing capacity. On average, one conventional Tier II hydraulic fracturing fleet consists of approximately 50,000 HHP, depending on job design and customer demand.
          Our total available HHP at December 31, 2020 was 1,373,000 HHP (excluding approximately 150,000 HHP we are in the process of permanently retiring), which was comprised of 1,265,000 HHP of conventional Tier II equipment and 108,000 HHP of our new DuraStim® hydraulic fracturing equipment. In addition, we have committed to purchase 50,000 HHP of Tier IV Dynamic Gas Blending (“DGB”) equipment and it is expected to be delivered during the first half of 2021. With the industry transition to lower emission equipment and changes to the number of pumps or HHP that constitute a fleet, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and back up HHP at the wellsites based on our customers’ and operational needs or as we retire and replace conventional Tier II equipment. In light of the energy industry transition to lower emissions equipment, the Company made a strategic decision to permanently retire approximately 150,000 HHP of its existing conventional Tier II pressure pumping equipment. As a result of the Company’s plan to retire 150,000 HHP during the year ended December 31, 2020, we recorded an impairment expense of approximately $21.3 million.
          Our DuraStim® hydraulic fracturing equipment is still being tested and to date has only been deployed to our customers’ wellsites on a limited scale. The Company has set a goal to commercialize its first DuraStim® hydraulic fracturing equipment to our customer wellsites in the second half of 2021. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment in the future through July 31, 2022. The DuraStim® equipment is powered by electricity. We currently have gas turbines to provide electrical power to our DuraStim® fleet. The electrical power sources for future DuraStim® fleets are still being evaluated and could be supplied by the Company, customers or a third-party supplier.
Pioneer Pressure Pumping Acquisition
          On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer and Pioneer Pumping Services, LLC in the Pioneer Pressure Pumping Acquisition. The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 HHP, four coiled tubing units and the associated equipment maintenance facility. In connection with the acquisition, we became a long-term service provider to Pioneer under the Pioneer Services Agreement, providing pressure pumping and related services for a term of up to 10 years; provided, that Pioneer has the right to terminate the Pioneer Services Agreement, in whole or part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. Pioneer can increase the number of committed fleets prior to December 31, 2022. Pursuant to the Pioneer Services Agreement, the Company is entitled to receive compensation if Pioneer were to idle committed fleets (“idle fees”); however, we are first required to use all economically reasonable effort to deploy the idled fleets to another customer. At the present, we have eight fleets committed to Pioneer. During times when there is a significant reduction in overall demand for our services, the idle fees could represent a material portion of our revenues.
          While management believes our relationship with Pioneer will continue beyond December 31, 2022, if Pioneer elects to terminate the Pioneer Services Agreement effective December 31, 2022, or seeks to renegotiate the terms on which we provide services to Pioneer, it could have a material adverse effect on our financial condition, results of operations and cash flows.
Commodity Price and Other Economic Conditions
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other activity restrictions in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between OPEC and Russia.
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the depressed demand in the energy sector and uncertainty in global production levels. In response to the global economic slowdown and depressed demand in the oil and gas industry, OPEC+ has made adjustments to production levels with the objective of rebalancing the energy market. After the March 2020 failed negotiations, OPEC+ subsequently agreed to cut production by 7.7 million BOPD. In January 2021, OPEC+ reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances. Agreements were reached to gradually increase production by 0.5 million BOPD, starting in January 2021, and adjusting the production reduction from 7.7 million BOPD to 7.2 million BOPD. OPEC+ members have shown compliance with previously agreed upon production levels, and we have seen recovery in crude oil prices from its low point in 2020.
          The combined effect of COVID-19 and the energy industry disruptions led to a decline in WTI crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall, with OPEC+ managing production levels and with the development and distribution of COVID-19 vaccines, there has been a gradual recovery in crude oil prices from the low point in March 2020. However, with the uncertainty in the global market resulting from the COVID-19 pandemic, the risk that currently developed vaccines may not be successful in preventing the COVID-19 virus or the outbreak of a new virus, the global demand for crude oil could continue to be depressed and crude oil prices could decline. As of March 3, 2021, the WTI price for a barrel of crude oil was approximately $62.
          In light of the COVID-19 pandemic and the energy industry disruptions, the Permian Basin rig count decreased significantly from approximately 403 at the beginning of January 2020 to approximately 175 at the end of December 2020, according to Baker Hughes. However, the rig count slowly increased exiting 2020 from its August low of 117 rigs. If the rig count and market conditions do not continue to improve or worsen, the Company expects a material adverse impact on its business, results of operations and cash flows, resulting from a decrease in customer activity and pricing pressure from its customers.
          Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the E&P and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition to a lower emissions profile. The transition to lower emissions equipment is capital intensive and could require us to convert our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted.
          Although the oil and gas industry is currently depressed, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. If the oil and gas industry recovers, we believe there will be increased demand for pressure pumping services in the Permian Basin. If market conditions remain depressed for a longer period of time, our profitability and future cash flows will be negatively impacted, and as a result, we may be required to record additional asset impairment charges in future periods.
          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating results in November and December, even in a stable commodity price and operations environment.
2020 Operational Highlights
          Over the course of the year ended December 31, 2020:
•we experienced a significant decline in pressure pumping equipment utilization and demand for our services, resulting from the combined effect of COVID-19 and the energy industry disruptions, which negatively impacted our operations;
•our average effectively utilized fleet count was approximately 10 active fleets, a 58% decrease from approximately 24 active fleets in 2019;
•we continued to test and develop, alongside the equipment manufacturer, our existing DuraStim® equipment; and
•we improved our existing processes and internal controls in 2020.
2020 Financial Highlights
          Financial highlights for the year ended December 31, 2020:
•revenue decreased $1,263.1 million, or 61.5%, to $789.2 million, as compared to $2,052.3 million for the year ended December 31, 2019, primarily a result of the decrease in demand for pressure pumping services following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity;
•cost of services (exclusive of depreciation and amortization) decreased $886.1 million or 60.3% to $584.3 million, as compared to $1,470.4 million for the year ended December 31, 2019, primarily a result of our lower utilization and activity levels, following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity; cost of services as a percentage of revenue increased to 74.0% in 2020 compared to 71.6% for the year ended December 31, 2019;
•general and administrative expenses, inclusive of stock-based compensation, decreased $18.3 million, or 17.4% to $86.8 million, as compared to $105.1 million for the year ended December 31, 2019;
•the total impairment expense recorded during the year December 31, 2020 was approximately $38.0 million compared to $3.4 million during the year ended December 31, 2019;
•net loss was $107.0 million, compared to a net income of $163.0 million for the year ended December 31, 2019. Diluted net loss per common share was $1.06, compared to diluted net income per common share of $1.57 for the year ended December 31, 2019. Adjusted EBITDA was approximately $141.5 million, compared to $519.1 million for the year ended December 31, 2019 (see reconciliation of Adjusted EBITDA to net income in the subsequent section “How We Evaluate Our Operations”); and
•maintained a conservative balance sheet, with cash of $69 million and no debt as of December 31, 2020.
Actions to Address the Economic Impact of COVID-19 and Decline in Commodity Prices
          Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position, liquidity and the efficient continuity of our operations as follows:
◦Growth Capital: we cancelled substantially all our planned growth capital expenditures for the second half of 2020. Our 2021 capital expenditures will be driven by customer activity levels and demand for our pressure pumping services;
◦Other Expenditures: we significantly reduced our maintenance expenditures and field level consumable costs due to our reduced activity levels in 2020. In 2021, we will continue to seek lower pricing and cost saving measures for our expendable items, materials used in day-to-day operations and large component replacement parts;
◦Labor Force Reductions: we reduced our workforce by over 60% between April and May 2020 due to the changing activity levels for our services; in 2021, we will continue to make appropriate adjustments to our workforce to reflect outlook related to our customers’ activity levels;
◦Working Capital: we have negotiated more favorable payment terms with certain of our larger vendors and are continuing to increase our diligence in collecting and managing our portfolio of accounts receivables.
          We are continuing to evaluate and consider additional cost saving measures. We will continue to prioritize the safety and welfare of our employees and customers through these turbulent times caused in part by COVID-19 and the depressed energy market.
Our Assets and Operations
          Through our pressure pumping segment, which includes cementing operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our modern hydraulic fracturing fleets have been designed to handle Permian Basin specific operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.
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
How We Generate Revenue
          We generate revenue primarily through our pressure pumping segment, and more specifically, by providing hydraulic fracturing services to our customers. We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also provide personnel and services that are tailored to meet each of our customers’ needs. We charge our customers on a per‑job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant and chemicals to be used and other parameters of the job. We also could generate revenue from idle fees from Pioneer in certain circumstances when committed fleets are idled.
          In addition to hydraulic fracturing services, we generate revenue through the complementary services that we provide to our customers, including cementing, coiled tubing and other related services. These complementary services are provided through various contractual arrangements, including on a turnkey contract basis, in which we set a price to perform a particular job, or a daywork contract basis, in which we are paid a set price per day for our services. We are also sometimes paid by the hour for these complementary services.
          Demand for our services is largely dependent on oil and natural gas prices, and our customers’ well completion budgets and rig count. Our revenue, profitability and cash flows are highly dependent upon prevailing crude oil prices and expectations about future prices. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil prices declined significantly in 2015 and 2016 to approximately $30 per barrel, but subsequently recovered in 2017. However, in 2020, oil and natural gas prices were highly volatile. The average WTI oil prices per barrel were approximately $39, $57 and $65 for the years ended December 31, 2020, 2019 and 2018, respectively. In March 2020, WTI oil prices declined significantly, to a low of approximately $20 per barrel towards the end of March 2020. On March 3, 2021, the WTI oil price was approximately $62 per barrel. If WTI oil prices decline or continue to be depressed and do not improve or stabilize, demand for our services may be negatively impacted, which could result in a significant decrease in our profitability and cash flows. We monitor the oil and natural gas prices and the Permian Basin rig count to enable us to more effectively plan our business and forecast the demand for our services.
          The historical weekly average Permian Basin rig count based on the Baker Hughes Company rig count information were as follows:

	Year Ended December 31,
Drilling Type (Permian Basin)	2020	2019	2018
Directional	1	5	6
Horizontal	212	405	418
Vertical	8	32	43
Total	221	442	467

Average Permian Basin rig count to U.S rig count	51.0%	46.9%	45.2%
Costs of Conducting our Business
          The principal direct costs involved in operating our business are direct labor, expendables and other direct costs.
          Direct Labor Costs. Payroll and benefit expenses related to our crews and other employees that are directly attributable to the effective delivery of services are included in our operating costs. Direct labor costs amounted to 22.7% and 19.6% of total costs of service for the years ended December 31, 2020 and 2019, respectively. The percentage increase was primarily attributable to the decrease in our revenue, resulting from customer pricing pressure and also the increase in the number of our customers directly sourcing certain expendables like sand, diesel and chemical, as discussed below, which had the effect of reducing our revenues.
          Expendables. Expendables include the product and freight costs associated with proppant, chemicals and other consumables used in our pressure pumping and other operations. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand and chemicals demanded when providing hydraulic fracturing services. Expendable product costs comprised approximately 37.6%, and 40.8% of total costs of service for the years ended December 31, 2020 and 2019, respectively. The percentage decrease in our expendable product cost in 2020 is primarily attributable to the increase in the number of customers sourcing these expendables directly from the vendors, and overall depressed sand prices, which has the effect of reducing our revenues.
          Other Direct Costs. We incur other direct expenses related to our service offerings, including the costs of fuel, repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Fuel is consumed both in the operation and movement of our hydraulic fracturing fleet and other equipment. Repairs and maintenance costs are expenses directly related to upkeep of equipment, which have been amplified by the demand for higher horsepower jobs. Capital expenditures to upgrade or extend the useful life of equipment are capitalized and are not included in other direct costs. Other direct costs were 39.7% and 39.6% of total costs of service for the years ended December 31, 2020 and 2019, respectively.
How We Evaluate Our Operations
          Our management uses a variety of financial metrics, Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to asset acquisitions, costs related to SEC investigation and class action lawsuits and one-time professional and advisory fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended December 31, 2020
Net income (loss)	$(68,271)	$(38,749)	$(107,020)
Depreciation and amortization	148,659	4,631	153,290
Interest expense	1	2,382	2,383
Income tax benefit	—	(27,480)	(27,480)
Loss on disposal of assets	56,659	1,477	58,136
Impairment expense	36,907	1,095	38,002
Stock‑based compensation	—	9,100	9,100
Other expense	—	874	874
Other general and administrative expense (1)	—	13,038	13,038
Retention bonus and severance expense	75	1,065	1,140
Adjusted EBITDA	$174,030	$(32,567)	$141,463

	Pressure Pumping	All Other	Total
Year ended December 31, 2019
Net income (loss)	$281,090	$(118,080)	$163,010
Depreciation and amortization	139,348	5,956	145,304
Interest expense	51	7,090	7,141
Income tax expense	—	50,494	50,494
Loss on disposal of assets	106,178	633	106,811
Impairment expense	—	3,405	3,405
Stock‑based compensation	—	7,776	7,776
Other expense	—	717	717
Other general and administrative expense (1)	—	25,208	25,208
Deferred IPO bonus, retention bonus and severance expense	7,093	2,110	9,203
Adjusted EBITDA	$533,760	$(14,691)	$519,069

	Pressure Pumping	All Other	Total
Year ended December 31, 2018
Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523
____________________
(1)During the years ended December 31, 2020 and 2019, other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Company’s expanded audit committee review, SEC investigation and shareholder litigation. All nonrecurring professional fees incurred after the end of June 2020 are in connection with the pending SEC investigation and shareholder litigation. The other general and administrative expense during the year ended December 31, 2018 primarily relates to legal settlements.

Results of Operations
          We conduct our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million and shut down its drilling operations. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping.
          The comparability of the results of operations for the years ended December 31, 2020 and 2019 have been impacted by the decrease in demand for pressure pumping services following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity during the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

($ in thousands, except percentages)
	Year Ended December 31,		Change
	2020	2019	Variance	%

Revenue	$789,232	$2,052,314	$(1,263,082)	(61.5)%
Less (Add):
Cost of services (1)	584,279	1,470,356	(886,077)	(60.3)%
General and administrative expense (2)	86,768	105,076	(18,308)	(17.4)%
Depreciation and amortization	153,290	145,304	7,986	5.5%
Impairment expense	38,002	3,405	34,597	1,016.1%
Loss on disposal of assets	58,136	106,811	(48,675)	(45.6)%
Interest expense	2,383	7,141	(4,758)	(66.6)%
Other expense	874	717	157	21.9%
Income tax expense	(27,480)	50,494	(77,974)	(154.4)%

Net (loss) income	$(107,020)	$163,010	$(270,030)	(165.7)%

Adjusted EBITDA (3)	$141,463	$519,069	$(377,606)	(72.7)%
Adjusted EBITDA Margin (3)	17.9%	25.3%	(7.4)%	(29.2)%

Pressure pumping segment results of operations:
Revenue	$773,474	$2,001,627	$(1,228,153)	(61.4)%
Cost of services	$570,442	$1,428,620	$(858,178)	(60.1)%
Adjusted EBITDA	$174,030	$533,760	$(359,730)	(67.4)%
Adjusted EBITDA Margin (4)	22.5%	26.7%	(4.2)%	(15.7)%
____________________
(1)    Exclusive of depreciation and amortization.
(2)    Inclusive of stock‑based compensation of $9.1 million and $7.8 million for 2020 and 2019, respectively.
(3)    For definitions of the non‑GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our most directly comparable financial measures calculated in accordance with GAAP, please read “How We Evaluate Our Operations.” Included in our Adjusted EBITDA is idle fees of $47.2 million and $13.3 million for the years ended December 31, 2020 and 2019, respectively.
(4)    The non‑GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenues for the pressure pumping segment.

Revenue.  Revenue decreased 61.5%, or $1,263.1 million, to $789.2 million for the year ended December 31, 2020, as compared to $2,052.3 million for the year ended December 31, 2019. Our pressure pumping segment revenues decreased 61.4%, or $1,228.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The decrease in demand for our pressure pumping services resulted in a significant decrease in our average effectively utilized fleet count to approximately 10.2 active fleets in 2020 from 23.9 active fleets in 2019. Furthermore, the decrease in our revenue was also driven by the increase in our customers directly sourcing from vendors certain consumables like sand, chemicals and fuel. Included in our revenue for the years ended December 31, 2020 and 2019 was revenue generated from idle fees charged to our customer of approximately $47.2 million and $13.3 million, respectively.
Revenues from services other than pressure pumping decreased 68.9%, or approximately $34.9 million, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in revenues from services other than pressure pumping during the year ended December 31, 2020, was primarily attributable to the shutdown of our flowback operations and also a significant reduction in utilization experienced in our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic.
Cost of Services.  Cost of services decreased 60.3%, or $886.1 million, to $584.3 million for the year ended December 31, 2020, from $1,470.4 million during the year ended December 31, 2019. Cost of services in our pressure pumping segment decreased $858.2 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decreases were primarily attributable to our lower utilization and activity levels, following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services increased to 73.8% for the year ended December 31, 2020, as compared to 71.4% for the year ended December 31, 2019. Excluding idle fees revenue of $47.2 million and $13.3 million for the years ended December 31, 2020 and 2019, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues for the years ended December 31, 2020 and 2019 was approximately 78.5% and 71.9%, respectively. The increase in our cost of services percentage was primarily attributable to pricing pressure on our services resulting from customer discounts. Our pricing in 2020 was significantly depressed following the economic slowdown caused by COVID-19 pandemic and depressed oil prices.
General and Administrative Expenses.  General and administrative expenses decreased 17.4%, or $18.3 million, to $86.8 million for the year ended December 31, 2020, as compared to $105.1 million for the year ended December 31, 2019. The net decrease was primarily attributable to a decrease during 2020 in (i) nonrecurring professional fees of $12.2 million, which was primarily attributable to the Company's expanded audit committee internal review, pending SEC investigation and shareholder litigation, (ii) retention and other bonuses, and severance expense of $8.1 million; (iii) property taxes of $1.6 million, and (iv) $5.0 million in other remaining general and administrative expenses, which was partially offset by a net increase of approximately $7.2 million paid in legal, accounting and consulting professional fees, and stock based compensation expense of $1.3 million.
Depreciation and Amortization.  Depreciation and amortization increased 5.5%, or $8.0 million, to $153.3 million for the year ended December 31, 2020, as compared to $145.3 million for the year ended December 31, 2019. The increase was primarily attributable to the overall increase in our fixed asset base as of December 31, 2020.
Impairment Expense.  During the year ended December 31, 2020, the depressed market conditions, crude oil prices and negative near-term outlook for the utilization of certain of our equipment, resulted in the Company recording an impairment expense of approximately $38.0 million, of which $9.4 million relates to goodwill impairment and $28.6 million relates to property and equipment impairment. The substantial portion of our impairment expense relates to our pressure pumping segment. During the year ended December 31, 2019, we recorded $3.4 million property and equipment impairment expense in connection with our drilling rigs and flowback assets.

Loss on Disposal of Assets.  Loss on the disposal of assets decreased 45.6%, or $48.7 million, to $58.1 million for the year ended December 31, 2020, as compared to $106.8 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in utilization resulting from a reduction in the operational intensity of our equipment during 2020. Upon sale or retirement of property and equipment, including certain major components like fluid ends and power ends of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
Interest Expense.  Interest expense decreased 66.6%, or $4.8 million, to $2.4 million for the year ended December 31, 2020, as compared to $7.1 million for the year ended December 31, 2019. The decrease in interest expense was primarily attributable to a decrease in our average debt balance in 2020 compared to 2019.
Other Expense.  Other expense was relatively flat at $0.9 million for the year ended December 31, 2020, similar to $0.7 million for the year ended December 31, 2019. Our other expense primarily comprised of our lenders administration fees.
Income Tax Expense.  Income tax benefit was $27.5 million for the year ended December 31, 2020, as compared to income tax expense of $50.5 million for the year ended December 31, 2019. The income tax benefit recorded during the year ended December 31, 2020 is primarily attributable to the Company ending in a pre-tax loss position in 2020 as compared to a pre-tax income in 2019. Our effective tax rate was 20.4% during the year ended December 31, 2020 compared to 23.7% during the year ended December 31, 2019.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our revolving credit facility (“ABL Credit Facility”). Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy debt payments, if any. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Our borrowing base as of December 31, 2020 was approximately $55.6 million and was approximately $48.9 million as of March 3, 2021. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. We believe our remaining monthly availability under our ABL Credit Facility will be adversely impacted if the current depressed oil and gas market conditions continue or worsen.
          As of December 31, 2020, we had no borrowings under our ABL Credit Facility and our total liquidity was $120.7 million, consisting of cash and cash equivalents of $68.8 million and $51.9 million of availability under our ABL Credit Facility.
          As of March 5, 2021, we had no borrowings under our ABL Credit Facility and our total liquidity was approximately $89.6 million, consisting of cash and cash equivalents of $44.4 million and $45.2 million of availability under our ABL Credit Facility.
           During the second quarter of 2020 and through July 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions led by depressed WTI crude oil prices, the Company experienced a decrease in its liquidity. If there is a reduction in the COVID-19 infection rate and the ongoing distribution and administration of COVID-19 vaccines lead to a gradual recovery in crude oil prices, we would expect demand for crude oil and consequently the demand for our pressure pumping services to improve during 2021. Combined with our cost reduction initiatives, we have slowly increased our liquidity position over the second half of 2020 and into 2021 and expect our liquidity to continue to gradually increase in 2021, if market conditions continue to improve. The current market conditions resulting from the COVID-19 pandemic are rapidly changing and there could be a new outbreak of a COVID-19 variant. Our future revenue, results of operations and cash flows could be negatively impacted if the COVID-19 pandemic is not contained or if the vaccines currently distributed and administered to people are not as effective as anticipated, and if current market conditions do not improve.
          There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business or meet our future long-term liquidity requirements.
Cash and Cash Flows
          The following table sets forth our net cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
($ in thousands)	2020	2019

Net cash provided by operating activities	$139,124	$455,290
Net cash used in investing activities	$(94,217)	$(495,299)
Net cash (used in) provided by financing activities	$(125,171)	$56,345
Operating Activities
          Net cash provided by operating activities was $139.1 million for the year ended December 31, 2020, as compared to $455.3 million for the year ended December 31, 2019. The net decrease of $316.2 million was primarily due to the reduction in our activity levels in 2020, resulting from the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted our operations. The net decrease in cash provided by operating activities was also impacted by the timing of our receivable collections from our customers and payment to our vendors.
Investing Activities
          Net cash used in investing activities decreased to $94.2 million for the year ended December 31, 2020, from $495.3 million for the year ended December 31, 2019. The net decrease in our cash used in investing activities was primarily attributable to the reduction in growth and maintenance capital expenditures in 2020 following the lower number of pressure pumping active fleets, equipment rotation (resulting in lower intensity on our pressure pumping equipment) and the depressed demand for our pressure pumping services. During the year ended December 31, 2019, the Company made a cash payment of approximately $110.0 million in connection with the Pioneer Pressure Pumping Acquisition and paid approximately $145.3 million for 108,000 HHP of DuraStim® hydraulic fracturing equipment and turbines (including an option payment of $6.1 million to purchase an additional 108,000 HHP of DuraStim® equipment). The remaining cash payments in 2019 were incurred in connection with our maintenance capital expenditures and other growth initiatives.
Financing Activities
          Net cash used in financing activities was $125.2 million for the year ended December 31, 2020, compared to net cash provided of $56.3 million for the year ended December 31, 2019. The net decrease in cash flow from financing activities during the year ended December 31, 2020 was primarily driven by the repayment of our outstanding borrowings under ABL Credit Facility of $130.0 million, compared to net borrowings of $60.0 million during the year ended December 31, 2019. During the year ended December 31, 2020, we received cash flow from our insurance financing arrangement of $6.8 million and made repayments of $1.3 million related to our insurance financing.
Credit Facility and Other Financing Arrangements
ABL Credit Facility
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of December 31, 2020 was approximately $55.6 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate under our ABL Credit Facility for the year ended December 31, 2020 was 3.6%.
In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020, which we have provided to our lenders.
           As of December 31, 2020, we had no borrowings outstanding under our ABL Credit Facility. During the year ended December 31, 2020, we repaid all borrowings under our ABL Credit Facility of approximately $130.0 million with cash flows from operations and our available cash. Our objective is to maintain a conservative leverage ratio throughout 2021.
Off Balance Sheet Arrangements
          We had no material off balance sheet arrangements as of December 31, 2020.
Capital Requirements, Future Sources and Use of Cash
          Capital expenditures incurred were $81.2 million during the year ended December 31, 2020, as compared to $400.7 million during the year ended December 31, 2019. During the year ended December 31, 2020, we reduced our capital expenditures following the depressed demand for our pressure pumping services as a result of the COVID-19 pandemic and depressed energy market. During the year ended December 31, 2020, the significant portion of our total capital expenditures were comprised of maintenance capital expenditures.
          Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2021 are projected to be primarily related to maintenance capital expenditures to support our existing assets (including costs to convert existing equipment to lower emissions pressure pumping equipment), depending on market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and new technology, among other factors, which could vary throughout the year. Based on our current projected activity levels for 2021, we expect our capital expenditures to range between $115.0 million to $130.0 million (which includes approximately $37.0 million to acquire new Tier IV DGB dual fuel equipment and convert some of our conventional Tier II equipment to lower emissions Tier IV DGB equipment), which is highly dependent on several factors including market conditions. The Company will continue to evaluate the emissions profile of its fleet over the coming years and may convert or retire conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the future impact of the COVID-19 pandemic, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
          In addition, we have option agreements with our equipment manufacturer to purchase an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment through July 31, 2022. We believe the cost to acquire the DuraStim® hydraulic fracturing equipment will be comparable to our previously purchased DuraStim® hydraulic fracturing equipment. In the current economic environment, it is not probable we would exercise these options before they expire.
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
Contractual Obligations
          The following table presents our contractual obligations and other commitments as of December 31, 2020:

($ in thousands)	Period
	Total	1 year or less	More than I year
ABL Credit Facility (1)	$—	$—	$—
Operating leases(2)	863	377	486
Other purchase obligation (3)	1,250	1,250	—
Total	$2,113	$1,627	$486
____________________
(1)As of December 31, 2020, we had no borrowings under our ABL Credit Facility. If we decide to borrow from our ABL Credit Facility in the future, interest expense will be charged based on the agreed contractual interest rates. However, we are obligated to pay agency and commitment fees on unused balance which could be up to approximately $1.2 million annually, depending on our utilization of the ABL Credit Facility.
(2)Operating leases exclude short-term leases and other commitments (see Note 14. Leases and Note 15. Commitments and Contingencies in the financial statements for additional disclosures).
(3)Other purchase obligation relates to vendor related commitments in connection with the supply and storage of certain consumables.
          The Company enters into purchase agreements with the Sand suppliers to secure supply of sand in the normal course of its business. The agreements with the Sand suppliers require that we purchase certain sand volumes, which is based on a certain percentage of our overall sand requirements and agreed minimum volumes, otherwise certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if we purchase less than the agreed percentage of our sand requirements or agreed minimum volumes. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our current agreements with Sand suppliers expire at different times prior to April 30, 2022. Our agreed upon sand requirements or minimum volumes are based on certain future events such as our customer demand, which cannot be reasonably estimated.
Recent Accounting Pronouncements
          Disclosure concerning recently issued accounting standards is incorporated by reference to “Note 2- Significant Accounting Policies” of our Consolidated Financial Statements contained in this Annual Report.
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
          We primarily retired certain components of equipment such as fluid ends and power ends, rather than the entire pieces of equipment, and the associated loss is recorded in our statement of operations as part of net loss on disposal of assets, which was $58.1 million, $106.8 million and $59.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

          The estimated useful lives and salvage values of property and equipment is subject to key assumptions such as maintenance, utilization and job variation. Unanticipated future changes in these assumptions could negatively or positively impact our net income (loss). A 10% change in the useful lives of our property and equipment would have resulted in approximately $15.3 million impact on pre-tax loss during the year ended December 31, 2020. Depreciation of property and equipment is provided on the straight‑line method over estimated useful lives as shown in the table below.

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 20 years
Leasehold improvements	5 ‑ 20 years
Impairment of Long-Lived Assets
          In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 regarding Accounting for the Impairment or Disposal of Long‑Lived Assets, we review the long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the assets is less than the carrying amount of such assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. Our cash flow forecasts require us to make certain judgments regarding long‑term forecasts of future revenue and costs and cash flows related to the assets subject to review. The significant assumption in our cash flow forecasts is our estimated equipment utilization and profitability. The significant assumption is uncertain in that it is driven by future demand for our services and utilization, which could be impacted by crude oil market prices, future market conditions and technological advancements. Our fair value estimates for certain long‑lived assets require us to use significant other observable inputs, including assumptions related to market based on recent auction sales or selling prices of comparable equipment. The estimates of fair value are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.
          During the first quarter of 2020, management determined the reductions in commodity prices driven by the impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were triggering events for asset impairment. Furthermore, in light of the energy industry transition to lower emissions equipment, the Company made a strategic decision in December 2020 to retire approximately 150,000 HHP of our conventional Tier II pressure pumping equipment. As a result of these triggering events, we performed recoverability tests on each of the assets groups and recorded impairment expense during the year ended December 31, 2020 as follows:
•in the first quarter of 2020, we recorded drilling asset impairment of approximately $1.1 million as a result of the negative near-term outlook of our drilling assets utilization;
•in the first quarter of 2020, we recorded an impairment expense of $6.1 million in our pressure pumping reportable segment related to our options deposit to purchase additional DuraStim® equipment, for which the options expire at various times through the end of July 2022, as it is not probable we would exercise our options due to the events described above; and
•in the fourth quarter of 2020, we recorded an impairment expense of approximately $21.3 million, in our pressure pumping reportable segment, in connection with our planned retirement of approximately 150,000 HHP of our conventional Tier II pressure pumping equipment.
          If the crude oil market declines or the demand for our services does not recover, and if our equipment remains idle or under‑utilized, the estimated fair value of such equipment may decline, which could result in future impairment charges. Though the impacts of variations in any of these factors can have compounding or off‑setting impacts, a 10% decline in the estimated future cash flows of our existing asset groups will not indicate an impairment.

Goodwill
          Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill is not amortized. We perform an annual impairment test of goodwill as of December 31, or more frequently if circumstances indicate that impairment may exist.
          There were no additions to, or disposal of, goodwill during the year ended December 31, 2020. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted active fleet revenue and cost assumptions. Our discounted cash flow analysis includes significant assumptions regarding discount rates, fleet utilization, expected profitability margin, forecasted maintenance capital expenditures, the timing of an anticipated market recovery, and the timing of expected cash flow. As such, our goodwill analysis incorporates inherent uncertainties that are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecast. In March 2020, crude oil prices declined significantly, an indication that a triggering event has occurred, and as such, we recorded in our pressure pumping reportable segment, goodwill impairment expense of $9.4 million during the year ended December 31, 2020. There was no carrying value for goodwill in our balance sheet as of December 31, 2020 because our goodwill carrying value was fully written off during the year.
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
          We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would not be able to fully realize our deferred tax assets in the future in excess of their net recorded amount, we would record a valuation allowance, which would increase our provision for income taxes. In determining our need for a valuation allowance as of December 31, 2020, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to record additional valuation allowances for our deferred tax assets and the ultimate realization of tax assets depends on the generation of sufficient taxable income.
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
          Our operations are currently conducted entirely within the U.S; therefore, we had no significant exposure to foreign currency exchange risk in 2020.
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
Interest Rate Risk
          We may be subject to interest rate risk on variable rate borrowings under our ABL Credit Facility. We do not currently engage in interest rate derivatives to hedge our interest rate risk. The impact of a 1% increase in interest rates on our variable rate debt would have resulted in an increase in interest expense and corresponding (increase)/decrease in pre‑tax (loss)/income of approximately $0.4 million, $1.3 million and $0.7 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Opinion on the Financial Statements
          We have audited the accompanying consolidated balance sheets of ProPetro Holding Corp. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders' equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
          The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Related-party transactions — Refer to Note 13 to the financial statements
Critical Audit Matter Description
          The Company engages in various related party transactions, including leasing real estate, renting of equipment, purchasing assets, obtaining equipment maintenance and repair services, and providing pressure pumping and related services.
          We identified related-party transactions as a critical audit matter because of the Company’s material weaknesses reported in the Company’s internal controls processes as of the year ended December 31, 2019, related to the identification and approval of transactions involving related parties or potential conflicts of interest. As a result, of these previously identified internal control matters, we believe the risk that related-party transactions were not timely identified and properly disclosed by the Company in the financial statements was elevated and required us to exercise significant auditor judgment when designing and performing audit procedures on related-party transactions.
How the Critical Audit Matter Was Addressed in the Audit
          Our audit procedures for related-party transactions included the following, among others:
•We evaluated the completeness of related-party transactions by obtaining the Company’s list of related-party relationships and transactions and performing the following:
◦Comparing it to public filings, external news, third-party information or research reports, selected vendor and customer websites, questionnaires completed by the Company’s directors and officers, and other sources.
◦Searching for potential related-party transactions within the accounts receivable, accounts payable, and vendor listings master files and journal entries by searching for the name, vendor identification numbers, and customer identification numbers of the related parties.
◦Inspecting the Company’s minutes from meetings of the Board of Directors and related committees.
◦Making inquiries of executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 5, 2021
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiary
Opinion on Internal Control over Financial Reporting
          We have audited the internal control over financial reporting of ProPetro Holding Corp. and Subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 5, 2021, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
          The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 5, 2021

PROPETRO HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(In thousands, except share data)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,772	$149,036
Accounts receivable - net of allowance for credit losses of $1,497 and $1,049, respectively	84,244	212,183
Inventories	2,729	2,436
Prepaid expenses	11,199	10,815
Other current assets	782	1,121
Total current assets	167,726	375,591
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	880,477	1,047,535
OPERATING LEASE RIGHT-OF-USE ASSETS	709	989
OTHER NONCURRENT ASSETS:
Goodwill	—	9,425
Other noncurrent assets	1,827	2,571
Total other noncurrent assets	1,827	11,996
TOTAL ASSETS	$1,050,739	$1,436,111
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,153	$193,096
Accrued and other current liabilities	24,676	36,343
Operating lease liabilities	334	302
Finance lease liabilities	—	2,831
Accrued interest payable	—	394
Total current liabilities	104,163	232,966
DEFERRED INCOME TAXES	75,340	103,041
LONG-TERM DEBT	—	130,000
NONCURRENT OPERATING LEASE LIABILITIES	465	799
Total liabilities	179,968	466,806
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 100,912,777 and 100,624,099 shares issued, respectively	101	101
Additional paid-in capital	835,115	826,629
Retained earnings	35,555	142,575
Total shareholders’ equity	870,771	969,305
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,050,739	$1,436,111
See notes to consolidated financial statements. 51

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	2020	2019	2018
REVENUE - Service revenue	$789,232	$2,052,314	$1,704,562
COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization)	584,279	1,470,356	1,270,577
General and administrative (inclusive of stock‑based compensation)	86,768	105,076	53,958
Depreciation and amortization	153,290	145,304	88,138
Impairment expense	38,002	3,405	—
Loss on disposal of assets	58,136	106,811	59,220
Total costs and expenses	920,475	1,830,952	1,471,893
OPERATING (LOSS) INCOME	(131,243)	221,362	232,669
OTHER EXPENSE:
Interest expense	(2,383)	(7,141)	(6,889)
Other expense	(874)	(717)	(663)
Total other expense	(3,257)	(7,858)	(7,552)
(LOSS) INCOME BEFORE INCOME TAXES	(134,500)	213,504	225,117
INCOME TAX BENEFIT/ (EXPENSE)	27,480	(50,494)	(51,255)
NET (LOSS) INCOME	$(107,020)	$163,010	$173,862

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(1.06)	$1.62	$2.08
Diluted	$(1.06)	$1.57	$2.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	100,829	100,472	83,460
Diluted	100,829	103,750	87,046

See notes to consolidated financial statements. 52

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Additional Paid‑In Capital	Shares	Amount	Additional Paid‑In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2018	—	$—	$—	83,040	$83	$607,466	$(194,297)	$413,252
Stock‑based compensation cost	—	—	—	—	—	5,482	—	5,482
Issuance of equity award—net	—	—	—	550	1	246	—	247
Issuance of common stock	—	—	—	16,600	16	204,496	—	204,512
Net income	—	—	—	—	—	—	173,862	173,862
BALANCE - December 31, 2018	—	$—	$—	100,190	$100	$817,690	$(20,435)	$797,355
Stock‑based compensation cost	—	—	—	—	—	7,776	—	7,776
Issuance of equity awards—net	—	—	—	434	1	1,163	—	1,164
Issuance of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	163,010	163,010
BALANCE - December 31, 2019	—	$—	$—	100,624	$101	$826,629	$142,575	$969,305
Stock‑based compensation cost	—	—	—	—	—	9,100	—	9,100
Issuance of equity awards—net	—	—	—	289	—	—	—	—
Tax withholdings paid for net settlement of equity	—	—	—	—	—	(614)	—	(614)
Net loss	—	—	—	—	—	—	(107,020)	(107,020)
BALANCE - December 31, 2020	—	$—	$—	100,913	$101	$835,115	$35,555	$870,771

See notes to consolidated financial statements. 53

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(107,020)	$163,010	$173,862
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	153,290	145,304	88,138
Impairment expense	38,002	3,405	—
Deferred income tax (benefit) expense	(27,701)	48,758	49,704
Amortization of deferred revenue rebate	—	—	615
Amortization of deferred debt issuance costs	543	542	403
Stock‑based compensation	9,100	7,776	5,482
Provision for credit losses	448	949	—
Loss on disposal of assets	58,136	106,812	59,220
Changes in operating assets and liabilities:
Accounts receivable	127,491	(10,177)	(3,300)
Other current assets	1,978	1,351	207
Inventories	(293)	3,917	(168)
Prepaid expenses	(232)	(4,386)	(1,418)
Accounts payable	(95,697)	(25,242)	9,720
Accrued liabilities	(18,527)	13,088	9,853
Accrued interest	(394)	183	761
Net cash provided by operating activities	139,124	455,290	393,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,603)	(502,894)	(284,197)
Proceeds from sale of assets	6,386	7,595	3,593
Net cash used in investing activities	(94,217)	(495,299)	(280,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	110,000	77,378
Repayments of borrowings	(130,000)	(50,000)	(80,946)
Payment of finance lease obligation	(30)	(272)	—
Proceeds from insurance financing	6,821	—	5,824
Repayments of insurance financing	(1,348)	(4,547)	(4,495)
Payment of debt issuance costs	—	—	(1,732)
Proceeds from exercise of equity awards	—	1,164	247
Tax withholdings paid for net settlement of equity awards	(614)	—	—
Net cash (used in) provided by financing activities	(125,171)	56,345	(3,724)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,264)	16,336	108,751
CASH AND CASH EQUIVALENTS — Beginning of year	149,036	132,700	23,949
CASH AND CASH EQUIVALENTS — End of year	$68,772	$149,036	$132,700

See notes to consolidated financial statements. 54

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY
          ProPetro Holding Corp. (“Holding”), a Texas corporation was formed on April 14, 2007, to serve as a holding company for its wholly owned subsidiary ProPetro Services, Inc. (“Services”), a Texas corporation. Services offers hydraulic fracturing, cementing and coiled tubing services to oil and gas producers, located primarily in Texas, New Mexico and Utah. Holding was converted and incorporated to a Delaware Corporation on March 8, 2017.
          Unless otherwise indicated, references in these notes to consolidated financial statements to “ProPetro Holding Corp.,” “the Company,” “we,” “our,” “us” or like terms refer to ProPetro Holding Corp. and Services.
          On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Pumping Services, LLC (the “Pioneer Pressure Pumping Acquisition”). The pressure pumping assets acquired were used to provide integrated well completion services in the Permian Basin to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 hydraulic horsepower (“HHP”), four coiled tubing units and the associated equipment maintenance facility. In connection with the acquisition, we became a long-term service provider to Pioneer under a pressure pumping services agreement (the “Pioneer Services Agreement”), providing pressure pumping and related services for a term of up to 10 years; provided, that Pioneer has the right to terminate the Pioneer Services Agreement, in whole or in part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. Pioneer can increase the number of committed fleets prior to December 31, 2022. Pursuant to the Pioneer Services Agreement, the Company is entitled to receive compensation if Pioneer were to idle committed fleets (“idle fees”); however, we are first required to use all economically reasonable effort to deploy the idled fleets to another customer. At the present, we have eight fleets committed to Pioneer.
Risks and Uncertainties
          The global public health crisis associated with the COVID-19 pandemic has and is anticipated to continue to have an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”).
          As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the depressed demand in the energy sector and uncertainty in global production levels. In response to the global economic slowdown and depressed demand in the oil and gas industry, OPEC+ has made adjustments to production levels with the objective of rebalancing the energy market. After the March 2020 failed negotiations, OPEC+ subsequently agreed to cut production by 7.7 million barrels of oil per day (“BOPD”). In January 2021, OPEC+ reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances. Agreements were reached to gradually increase production by 0.5 million BOPD, starting in January 2021, and adjusting the production reduction from 7.7 million BOPD to 7.2 million BOPD. OPEC+ members have shown compliance with previously agreed upon production levels, and we have seen recovery in crude oil prices from its low point in 2020.
          The combined effect of COVID-19 and the energy industry disruptions led to a decline in the West Texas Intermediate (“WTI”) crude oil prices of approximately 67 percent from the beginning of January 2020, when prices were approximately $62 per barrel, through the end of March 2020, when they were just above $20 per barrel. Overall, with OPEC+ managing production levels and with the development and distribution of COVID-19 vaccines, there has been a gradual recovery in crude oil prices from the low point in March 2020. However, with the uncertainty in the global market resulting from the COVID-19 pandemic, the risk that currently developed vaccines may not be successful in preventing the COVID-19 virus or the outbreak of a new virus, the global demand for crude oil could continue to be depressed and crude oil prices could decline. As of March 3, 2021, the WTI price for

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY (Continued)
a barrel of crude oil was approximately $62.
          If the market continues to be depressed, the aforementioned factors are anticipated to have an adverse impact on the industry in general and our operations specifically. Since March 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we have taken included: (i) canceling substantially all of our growth capital projects, (ii) significantly reducing our maintenance expenditures and field level consumable costs, (iii) reducing our workforce to follow our activity levels, and (iv) negotiating more favorable payment terms with certain of our larger vendors and proactively managing our portfolio of accounts receivable.
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
          Basis of Presentation — The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
          Use of Estimates — Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, useful lives for depreciation of property and equipment, estimates of fair value of property and equipment, estimates related to fair value of reporting units for purposes of assessing goodwill, estimates related to deferred tax assets and liabilities, including any related valuation allowances, and estimates of fair value of stock‑based compensation and leases. Actual results could differ from those estimates.
          Revenue Recognition — The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, separated into our one reportable segment and “all other,” from which the Company generates its revenue.
          Pressure Pumping — Pressure pumping consists of downhole pumping services, which includes hydraulic fracturing (inclusive of acidizing services) and cementing.
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand and chemicals under high pressure into formations. Hydraulic fracturing contracts with our customer have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time.
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
          All Other— All other services consist of coiled tubing operations, which are downhole well completion/remedial services. The performance obligation for each of the services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
          Accounts Receivable — Accounts receivables are stated at the amount billed and billable to customers. Payment is typically due in full, upon completion of the job for all of our services to customers. At December 31, 2020 and 2019 accrued revenue (unbilled receivable) included as part of our accounts receivable was $8.6 million and $37.0 million, respectively. At December 31, 2020, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $14.7 million, which is expected to be completed and recognized in approximately one month following the current period balance sheet date, in our pressure pumping reportable segment. At December 31, 2019 the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing operations was $47.5 million, which was recorded as part of our pressure pumping segment revenue for the year ended December 31, 2020.
          As of December 31, 2020, the Company had $1.5 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of currently deteriorating economic conditions in the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

($ in thousands)
	2020	2019	2018

Balance - January 1, 2020	$1,049	$100	$443
Provision for credit losses during the period	4,291	949	114
Provision for credit losses no longer required	(3,843)	—	(457)
Balance - December 31, 2020	$1,497	$1,049	$100
          Inventories — Inventories, which consists only of raw materials, are stated at lower of average cost and net realizable value.
          Property and Equipment — The Company’s property and equipment are recorded at cost, less accumulated depreciation.
          Depreciation — Depreciation of property and equipment is provided on the straight‑line method over the following estimated useful lives:

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 20 years
Leasehold improvements	5 ‑ 20 years

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is recognized as a gain or loss in the statement of operations. The Company recorded a loss on disposal of assets of $58.1 million, $106.8 million and $59.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
          Impairment of Long‑Lived Assets — In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long‑Lived Assets, the Company reviews its long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
          An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the asset group is less than the carrying amount of such asset group. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Property and equipment impairment loss of $27.5 million and $1.1 million was recorded during the year ended December 31, 2020 relating to our pressure pumping and drilling assets, respectively. Property and equipment impairment loss of $1.2 million and $2.2 million was recorded during the year ended December 31, 2019 relating to our drilling and flowback asset groups, respectively. No impairment expense was recorded during the year ended December 31, 2018. Our drilling and flowback asset groups are included in the “all other” category in our reportable segment disclosure.
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
          In 2011, we acquired Technology Stimulation Services, LLC (“TSS”) for $24.4 million. The assets acquired from TSS were recorded as $15.0 million of equipment with the excess of the purchase price over fair value of the assets recorded as goodwill of $9.4 million. The acquisition complemented our existing pressure pumping business. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets and liabilities assumed were recorded at their fair values as of the acquisition date. In the first quarter of 2020, we performed an interim impairment test and concluded that goodwill was fully impaired. As a result of our interim impairment test, we recorded goodwill impairment expense of $9.4 million during the year ended December 31, 2020. Based on our goodwill impairment tests as of December 31, 2019 and 2018, we concluded that the goodwill related to TSS acquisition was not impaired.
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
          Advertising Expense — All advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expense was $0.4 million, $1.2 million and $1.3 million, respectively.
          Deferred Loan Costs — The Company capitalized certain costs in connection with obtaining its borrowings, including lender, legal, and accounting fees. These costs are being amortized over the term of the related loan using the straight‑line method. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are expensed in the period in which such an event occurs. Deferred loan costs are classified as a reduction of long‑term debt or in certain instances as an asset in the consolidated balance sheet. Amortization of deferred loan costs is recorded as interest expense in the statement of operations, and during the years ended December 31, 2020, 2019 and 2018, the amount of expense recorded was $0.5 million, $0.5 million and $0.4 million, respectively.
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
Recently Issued Accounting Standards Adopted in 2020
          In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for annual periods beginning after December 15, 2019. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified-retrospective approach, which allows for a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. The Company continuously evaluates customers based on risk characteristics, such as historical losses and current economic conditions. Due to the cyclical nature of the oil and gas industry, the Company often evaluates its customers’ estimated losses on a combination of historical losses and on case-by-case basis. There was no material impact to our consolidated financial statements as a result of adoption of ASU 2016-13.
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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
          In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, although the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective January 1, 2020, we adopted this guidance and the adoption did not materially affect the Company’s consolidated financial statements.
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
3. SUPPLEMENTAL CASH FLOWS INFORMATION

($ in thousands)
	Year Ended December 31,
	2020	2019	2018

Supplemental cash flows disclosures
Interest paid	$2,207	$6,433	$5,068
Income taxes paid	$1,786	$1,018	$—
Supplemental disclosure of non‑cash investing and financing activities
Capital expenditures included in accounts payable and accrued liabilities	$14,803	$31,226	$137,647
Non-cash purchases of property and equipment	$—	$—	$204,512
4. FAIR VALUE MEASUREMENTS
          Fair value (“FV”) is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities and long-term debt. The estimated fair value of our financial instruments — cash and cash equivalent, accounts receivable and accounts payable and accrued liabilities at December 31, 2020 and 2019 approximated or equaled their carrying value as reflected in our consolidated balance sheets because of their short‑term nature.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019, respectively, are set forth below ($ in thousands):

Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
2020:
Property and equipment, net	$—	$—	$—	$—
Goodwill	$—	$—	$—	$—
2019:
Property and equipment, net	$2,000	$—	$2,000	$—
          Whenever events or circumstances indicate that the carrying value of long‑lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment is recorded in the period. Asset recoverability is estimated using undiscounted future net cash flows at the lowest identifiable level, excluding interest expense and nonrecurring other income and expense adjustments. During the year, the Company determined the lowest level of identifiable cash flows to be at the asset group level.
          In the first quarter of 2020, we determined that the carrying value of our Permian drilling assets were greater than its estimated fair value because of the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and the depressed market conditions. Our fair value estimate for our drilling assets was determined using a market transaction, which represents a level 2 in the fair value measurement hierarchy. Accordingly, an impairment expense of $1.1 million was recorded for our Permian drilling assets during the year ended December 31, 2020. Prior to the impairment expense, our Permian drilling net carrying value was $1.8 million. During the fourth quarter of 2020, we shut down our drilling operations and disposed all of the drilling assets.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENTS (Continued)
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase an additional 108,000 hydraulic horsepower (“HHP”) of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment, was fully impaired and written off in the first quarter of 2020 because it was not probable that the Company will exercise the option to purchase the equipment given the depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services. The estimated fair value of our DuraStim® equipment option was based on unobservable inputs, which represents a level 3 in the fair value measurement hierarchy. Prior to the impairment expense, our carrying value for the option fee equipment deposit was $6.1 million. As of December 31, 2020, we have fully impaired the carrying value of the equipment deposit related to the option fees.
           In light of the energy industry transition to lower emissions equipment, the Company made a strategic decision to retire approximately 150,000 HHP of conventional Tier II pressure pumping equipment. As of December 31, 2020, we recorded an impairment expense of approximately $21.3 million, which is a full write-off of the net carrying value of the conventional Tier II pressure pumping equipment that we are reasonably certain will be permanently retired, in our pressure pumping reportable segment.
          The total non-cash property and equipment impairment charges recorded during the years ended December 31, 2020, 2019 and 2018 in our hydraulic fracturing, flowback and drilling segments was $28.6 million, $3.4 million and $0, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies’ market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposal of, goodwill during the years ended December 31, 2020, 2019 and 2018. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our interim impairment test also considered other relevant factors, including market capitalization and market participants’ view of the oil and gas industry in reaching our conclusion that the carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million was fully impaired during the first quarter of 2020. Accordingly, we recorded a goodwill impairment expense of $9.4 million in March 2020, resulting in a full write off of our goodwill. Based on our annual goodwill impairment test on December 31, 2019 and 2018, we determined that there was no impairment of goodwill.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following:

($ in thousands)
	December 31,
	2020	2019
Land	$10,551	$10,772
Buildings	29,312	24,375
Equipment and vehicles	1,242,698	1,333,705
Leasehold improvements	8,035	8,030
Subtotal	1,290,596	1,376,882
Less accumulated depreciation	(410,119)	(329,347)
Property and equipment — net	$880,477	$1,047,535
          During the years ended December 31, 2020 and 2019 and 2018, our depreciation expense was $153.3 million, $145.3 million and $87.9 million respectively.
6. LONG‑TERM DEBT
ABL Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base, as determined monthly, of 85% of monthly eligible accounts receivable less customary reserves (the “Borrowing Base”). The Borrowing Base as of December 31, 2020 was approximately $55.6 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. The weighted average interest rate for our borrowings under the ABL Credit Facility for the year ended December 31, 2020 was 3.6%.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet. The fair value of the ABL Credit Facility approximates its carrying value.
          In March 2020, we obtained a waiver from our lenders under the ABL Credit Facility to extend the time period for us to provide our lenders the Company’s audited financial statements for the year ended December 31, 2019 to July 31, 2020, which we have provided to our lenders.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Total debt consisted of the following:

($ in thousands)
	December 31,
	2020	2019
ABL Credit Facility	$—	$130,000
Total debt	—	130,000
Less current portion of long-term debt	—	—
Total long-term debt	$—	$130,000
7. ACCRUED AND OTHER CURRENT LIABILITIES
          Accrued and other current liabilities consisted of the following:

($ in thousands)
	December 31,
	2020	2019
Accrued insurance	6,553	1,231
Accrued payroll and related expenses	4,640	16,809
Capital expenditure, taxes and others accruals	13,483	18,303
Total	$24,676	$36,343
8. EMPLOYEE BENEFIT PLAN
          The Company has a 401(k) plan, modified effective January 1, 2019, whereby all employees with sixty days of service may contribute up to $19,500 to the plan annually. The employees vest in the Company contributions to the 401(k) plan 25% per year, beginning in the employee’s first year of service, with full vesting occurring after four years of service. The employees are fully vested in their contributions when made. The Company matches 100% of the employee contributions up to 6% of gross salary, up to the annual limit. During the years ended December 31, 2020, 2019 and 2018, the recorded expense under the plan was $2.1 million, $3.0 million and $0.3 million, respectively.
9. REPORTABLE SEGMENT INFORMATION
          The Company has three operating segments for which discrete financial information is readily available: hydraulic fracturing, cementing and coiled tubing. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
           In September 2020, the Company shut down its drilling operations and disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. Our drilling and flowback operations were included in our “all other” category. In August 2018, we divested our surface air drilling operations, included in our “all other” category. The divestiture or disposal of our surface drilling assets did not qualify for presentation and disclosure as discontinued operations, and accordingly, during the year ended December 31, 2018, we recorded the resulting loss associated with the asset disposal of $0.3 million as part of our loss on disposal of asset in our consolidated statement of operations. The shutdown of these operations resulted in a reduction in the number of our current operating segments to three. The change in the number of our operating segments did not impact our reportable segment information reported for the years presented.
          In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. All other operating segments and corporate administrative expense (inclusive of our stock-based compensation expense, income tax expense and interest expense) are included in the ‘‘all other’’ category in the tables below. Total corporate administrative expense for the years ended December 31, 2020, 2019 and 2018 was $31.6 million, $113.0 million and $83.9 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. REPORTABLE SEGMENT INFORMATION (Continued)
          Our hydraulic fracturing operating segment revenue approximated 94.2%, 95.6% and 95.4% of our pressure pumping revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization (EBITDA), plus (i) loss/(gain) on disposal of assets, (ii) loss/(gain) on extinguishment of debt, (iii) stock-based compensation, and (iv) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to our initial public offering (“IPO”), costs related to asset acquisitions, costs related to SEC investigation and class action lawsuits and one-time professional fees.
          A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2020
Service revenue	$773,474	$15,758	$789,232
Adjusted EBITDA	$174,030	$(32,567)	$141,463
Depreciation and amortization	$148,659	$4,631	$153,290
Impairment expense	$36,907	$1,095	$38,002
Capital expenditures	$78,154	$3,091	$81,245
Total assets	$1,009,631	$41,108	$1,050,739

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2019
Service revenue	$2,001,627	$50,687	$2,052,314
Adjusted EBITDA	$533,760	$(14,691)	$519,069
Depreciation and amortization	$139,348	$5,956	$145,304
Impairment expense	$—	$3,405	$3,405
Capital expenditures	$387,119	$13,552	$400,671
Goodwill	$9,425	$—	$9,425
Total assets	$1,381,811	$54,300	$1,436,111

	Pressure Pumping	All Other	Total
Year ended and as of December 31, 2018
Service revenue	$1,658,403	$46,159	$1,704,562
Adjusted EBITDA	$398,396	$(9,873)	$388,523
Depreciation and amortization	$83,404	$4,734	$88,138
Capital expenditures	$577,171	$15,431	$592,602
Goodwill	$9,425	$—	$9,425
Total assets	$1,230,830	$43,692	$1,274,522

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. REPORTABLE SEGMENT INFORMATION (Continued)
Reconciliation of net income (loss) to adjusted EBITDA ($ in thousands):

	Pressure Pumping	All Other	Total
Year ended December 31, 2020
Net income (loss)	$(68,271)	$(38,749)	$(107,020)
Depreciation and amortization	148,659	4,631	153,290
Interest expense	1	2,382	2,383
Income tax benefit	—	(27,480)	(27,480)
Loss on disposal of assets	56,659	1,477	58,136
Impairment expense	36,907	1,095	38,002
Stock‑based compensation	—	9,100	9,100
Other expense	—	874	874
Other general and administrative expense (1)	—	13,038	13,038
Retention bonus and severance expense	75	1,065	1,140
Adjusted EBITDA	$174,030	$(32,567)	$141,463

	Pressure Pumping	All Other	Total
Year ended December 31, 2019
Net income (loss)	$281,090	$(118,080)	$163,010
Depreciation and amortization	139,348	5,956	145,304
Interest expense	51	7,090	7,141
Income tax expense	—	50,494	50,494
Loss on disposal of assets	106,178	633	106,811
Impairment expense	—	3,405	3,405
Stock‑based compensation	—	7,776	7,776
Other expense	—	717	717
Other general and administrative expense (1)	—	25,208	25,208
Deferred IPO bonus, retention bonus and severance expense	7,093	2,110	9,203
Adjusted EBITDA	533,760	(14,691)	519,069

	Pressure Pumping	All Other	Total
Year ended December 31, 2018

Net income (loss)	$253,196	$(79,334)	$173,862
Depreciation and amortization	83,404	4,734	88,138
Interest expense	—	6,889	6,889
Income tax expense	—	51,255	51,255
Loss on disposal of assets	59,962	(742)	59,220
Stock‑based compensation	—	5,482	5,482
Other expense	—	663	663
Other general and administrative expense (1)	2	203	205
Deferred IPO bonus	1,832	977	2,809
Adjusted EBITDA	$398,396	$(9,873)	$388,523
(1)During the years ended December 31, 2020 and 2019, other general and administrative expense primarily relates to nonrecurring professional fees paid to external consultants in connection with the Company’s expanded audit committee review, SEC investigation and shareholder litigation. All nonrecurring professional fees incurred after the end of June 2020 are in connection with the pending SEC investigation and shareholder litigation. The other general and administrative expense during the year ended December 31, 2018 primarily relates to legal settlements.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. REPORTABLE SEGMENT INFORMATION (Continued)
Major Customers
          The Company had revenue from the following significant customers that accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,
	2020	2019	2018
Customer A	42.5%	25.5%	24.1%
Customer B	20.3%	20.9%	16.5%
Customer C	9.3%	13.2%	12.2%
Customer D	8.6%	9.2%	8.9%
Customer E	5.8%	8.2%	7.1%
           The above significant customers’ revenue that relates to pressure pumping is below:

	Year Ended December 31,
	2020	2019	2018
Customer A	99.8%	99.7%	97.4%
Customer B	97.6%	95.4%	98.3%
Customer C	99.9%	99.9%	100.0%
Customer D	99.7%	100.0%	100.0%
Customer E	85.7%	100.0%	100.0%
10. NET (LOSS) INCOME PER SHARE
          Basic net (loss) income per common share is computed by dividing the net (loss) income relevant to the common stockholders by the weighted-average number of shares outstanding during the year. Diluted net (loss) income per common share uses the same net (loss) income divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance stock units and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.

(In thousands, except for per share data)
	Year Ended December 31,
	2020	2019	2018
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(107,020)	$163,010	$173,862

Denominator
Denominator for basic net (loss) income per share	100,829	100,472	83,460
Dilutive effect of stock options	—	2,929	3,129
Dilutive effect of performance stock units	—	169	277
Dilutive effect of restricted stock units	—	179	180
Denominator for diluted net (loss) income per share	100,829	103,750	87,046

Basic net (loss) income per common share	$(1.06)	$1.62	$2.08
Diluted net (loss) income per common share	$(1.06)	$1.57	$2.00

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. NET (LOSS) INCOME PER SHARE (Continued)
          As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of December 31, 2020, 2019 and 2018 have not been included in the calculation of diluted (loss) income per common share for the years ended December 31, 2020, 2019 and 2018 because they would be anti-dilutive to the calculation of diluted net (loss) income per common share:

(In thousands)
	2020	2019	2018
Stock options	4,200	—	—
Restricted stock units	1,165	—	—
Performance stock units	1,019	—	—
Total	6,384	—	—
11. STOCK‑BASED COMPENSATION
Stock Option Plan
In March 2013, we approved the Stock Option Plan of ProPetro Holding Corp. (the “Stock Option Plan”) pursuant to which our Board of Directors may grant stock options to our consultants, directors, executives and employees. No awards have been granted under the Stock Option Plan following our IPO, and no further awards will be granted under the Stock Option Plan.
2017 Incentive Award Plan
          In March 2017, our shareholders approved the ProPetro Holding Corp. 2017 Incentive Award Plan (the "2017 Incentive Plan") pursuant to which our Board of Directors was authorized to grant stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), or other stock-based and cash awards to consultants, directors, executives and employees. The 2017 Incentive Plan originally authorized up to 5,800,000 shares of common stock to be issued under awards granted pursuant to the plan.
2020 Long Term Incentive Plan
          In October 2020, our shareholders approved the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the “2020 Incentive Plan”) pursuant to which our Board of Directors may grant stock options, RSUs, PSUs, or other stock-based and cash awards to consultants, directors, executives and employees. The 2020 Incentive Plan authorizes up to 4,650,000 shares of common stock to be issued under awards granted pursuant to the plan. The 2020 Incentive Plan became effective October 22, 2020, and as of such date no further awards will be granted under the 2017 Incentive Plan on or after October 22, 2020.
          The 2017 Incentive Plan and the 2020 Incentive Plan are herein collectively referred to as the “Incentive Plans”.
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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK‑BASED COMPENSATION (Continued)
          On March 16, 2017, we granted 793,738 stock option awards to certain key employees, officers and directors pursuant to the 2017 Incentive Plan which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the years ended December 31, 2020, 2019 and 2018.
          As of December 31, 2020, the aggregate intrinsic value for our outstanding stock options was $14.6 million, and the aggregate intrinsic value for our exercisable stock options was $14.6 million. There were no exercises of stock options during the year ended December 31, 2020. The remaining contractual term for the outstanding and exercisable stock options as of December 31, 2020, was 2.5 years and 2.4 years, respectively.
          On March 13, 2020, the Company modified the stock options previously granted to two former officers in connection with one such former officer’s separation agreement and the other former officer’s amended employment arrangement. Such modifications extended the exercise period such that all vested but unexercised stock options held by such former officers shall not be forfeited or cancelled on the ninety-first day following the former officers’ respective separation dates but rather shall remain outstanding and exercisable until the one-year anniversary of such former officers’ separation date. In connection with a former officer’s separation agreement, on December 31, 2020, the Company modified the stock options previously granted to such former officer to (i) accelerate the vesting of the stock options granted to such former officer in 2017 pursuant to the 2017 Incentive Plan and (ii) extend the exercise period applicable to all vested but unexercised stock options held by such former officer such that all such stock options shall not be forfeited or cancelled on the ninety-first day following the former officer’s separation date but rather shall remain outstanding and exercisable until June 14, 2023. As a result of these modifications, we recorded an incremental stock expense of $2.0 million during the year ended December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $2.3 million, $0.5 million and $0.6 million, respectively, in compensation expense related to stock options.
          A summary of the stock option activity during the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	4,300,088	$5.03
Granted	—	$—
Exercised	—	$—
Forfeited	(76,398)	$14.00
Expired	(23,349)	$14.00
Outstanding at December 31, 2020	4,200,341	$4.82
Exercisable at December 31, 2020	4,098,924	$4.59
Restricted Stock Units
          In 2020, we granted 1,185,832 RSUs to key employees, officers and directors pursuant to the Incentive Plan, which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs was based on the closing share price of our common stock on the date of grant. For the years ended December 31, 2020, 2019 and 2018, the Company recognized stock compensation expense for RSUs of approximately $5.1 million, $3.5 million and $2.9 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK‑BASED COMPENSATION (Continued)
          On October 30, 2020, the Company modified the RSUs previously granted to a former officer in 2019 and 2020 to accelerate the vesting of such RSUs in connection with his separation agreement. On December 31, 2020, the Company modified the RSUs previously granted to a former officer in 2018, 2019 and 2020 to accelerate the vesting of such RSUs in connection with his separation agreement. As a result of these modifications, we recorded an incremental stock expense of $0.1 million during the year ended December 31, 2020. As of December 31, 2020, the total unrecognized compensation expense for all RSUs was approximately $5.9 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.
          The following table summarizes the RSUs activity during the year December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value ("FV")
Outstanding at January 1, 2020	613,217	$18.75
Granted	1,185,832	$7.00
Vested	(262,931)	$17.37
Forfeited	(370,749)	$14.37
Canceled	—	$—
Outstanding at December 31, 2020	1,165,369	$8.50
Performance Stock Units
          In 2020, we granted 1,007,058 PSUs (excluding PSUs that were administratively cancelled and regranted) to certain key employees and officers as new awards under the 2017 Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from zero up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return (“TSR”) relative to a designated peer group from January 1, 2020 through December 31, 2022. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs was determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          In connection with a former officer’s separation agreement, on October 30, 2020, the Company modified the PSUs previously granted to such former officer in 2019 and 2020 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of October 30, 2020 such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. In connection with a former officer’s separation agreement, on December 31, 2020, the Company modified the PSUs previously granted to such former officer in 2018, 2019 and 2020 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of December 31, 2020 such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. As a result of these modifications, we recorded an incremental stock expense of $0.1 million during the year ended December 31, 2020. For the years ended December 31, 2020, 2019 and 2018 the Company recognized stock compensation expense for the PSUs of approximately $1.7 million, $3.8 million and $2.0 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK‑BASED COMPENSATION (Continued)
          The following table summarizes the PSU activity during the year ended December 31, 2020:

Period Granted	Target Shares Outstanding at January 1, 2020	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at December 31, 2020	Weighted Average Grant Date Fair Value per Share for Outstanding Shares

2017	151,492	—	(151,492)	—	—	$10.73
2018	156,576	—	—	(72,254)	84,322	$27.51
2019	214,553	—	—	(88,235)	126,318	$27.49
2020	—	1,007,058	—	(198,420)	808,638	$8.30
Total	522,621	1,007,058	(151,492)	(358,909)	1,019,278	$12.27

Weighted Average FV Per Share	$23.88	$9.31	$10.73	$21.51	$12.27
          The total stock compensation expense for the years ended December 31, 2020, 2019 and 2018 for all stock awards was approximately $9.1 million, $7.8 million and $5.5 million, respectively. The total unrecognized compensation expense for all stock awards as of December 31, 2020, is approximately $11.1 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.
12. INCOME TAXES
          The components of the provision for income taxes are as follows:

($ in thousands)
	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$—	$—	$—
Deferred	(27,104)	47,090	48,738
	(27,104)	47,090	48,738
State:
Current	221	1,736	1,551
Deferred	(597)	1,668	966
	(376)	3,404	2,517
Total income tax expense	$(27,480)	$50,494	$51,255

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (Continued)
          Reconciliation between the amounts determined by applying the federal statutory rate of 21% for years ended December 31, 2020, 2019 and 2018 to income tax (benefit) expense is as follows:

($ in thousands)
	Year Ended December 31,
	2020	2019	2018
Taxes at federal statutory rate	$(28,245)	$44,836	$47,275
State taxes, net of federal benefit	154	2,504	1,874
Non-deductible expenses	314	3,683	2,423
Stock-based compensation	751	(717)	(426)
Valuation allowance	868	—	(1,151)
Other	(1,322)	188	1,260
Total income tax (benefit) expense	$(27,480)	$50,494	$51,255
          Deferred tax assets and liabilities are recognized for estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The significant items giving rise to deferred tax assets (liabilities) are as follows:

($ in thousands)
	December 31,
	2020	2019
Deferred Income Tax Assets
Accrued liabilities	$472	$633
Allowance for credit losses	316	224
Lease liabilities	—	605
Goodwill and other intangible assets	3,408	2,724
Stock‑based compensation	4,015	3,438
Net operating losses	85,827	66,311
Other	56	55
Total deferred tax assets	94,094	73,990
Valuation allowance	(868)	—
Total deferred tax assets — net	$93,226	$73,990
Deferred Income Tax Liabilities
Property and equipment	$(166,494)	$(176,404)
Prepaid expenses	(2,073)	(627)
Total deferred tax liabilities	$(168,567)	$(177,031)
Net deferred tax liabilities	$(75,341)	$(103,041)
          The Tax Cuts and Jobs Act (the “TCJA”) included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the TCJA, U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2020, the Company had approximately $397.4 million of federal NOLs some of which will begin to expire in 2035. Approximately $229.5 million of the Company’s federal NOLs relate to pre-2018 periods. As of December 31, 2020, the Company’s state net operating losses were approximately $51.0 million and will begin to expire in 2024. Utilization of net operating loss carryforwards may be limited due to past or future ownership changes. As of December 31, 2020, we determined that $0.9 million valuation allowance was necessary against our state deferred tax assets.
          The Company’s U.S. federal income tax returns for the year ended December 31, 2017, and through the most recent filing remain open to examination by the Internal Revenue Service under the applicable U.S. federal statute of

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (Continued)
limitations provisions. The various states in which the Company is subject to income tax are generally open to examination for the tax years ended December 31, 2016, and through the most recent filing.
          The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2020, 2019 and 2018, no uncertain tax positions were recorded. The Company will continue to evaluate its tax positions in accordance with ASC 740 and will recognize any future effect as either a benefit or charge to income in the applicable period.
          Income tax penalties and interest assessments recognized under ASC 740 are accrued as a tax expense in the period that the Company’s taxes are in an uncertain tax position. Any accrued tax penalties or interest assessments will remain until the uncertain tax position is resolved with the taxing authorities or until the applicable statute of limitations has expired.
13. RELATED‑PARTY TRANSACTIONS
Corporate Office Building
          The Company rented its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest. The rent expense on our corporate office building was approximately $0.1 million per year. In April 2020, the Company acquired the corporate office building and associated real property for approximately $1.5 million.
Operations and Maintenance Yards
          The Company also rents five yards from an entity, in which certain former executive officers and a director of the Company have equity interests and total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased our drilling yard from another entity, in which a certain former executive officer of the Company has an equity interest, and with annual lease expense of $0.1 million. In November 2020, we terminated the drilling yard lease.
Transportation and Equipment Rental
          No transportation services were provided by a related party during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the Company incurred costs for transportation services with an entity, in which a former executive officer of the Company had an equity interest, of approximately $0.2 million, and $0.4 million, respectively. During the year ended December 31, 2018, the partner in the entity with the former executive officer reimbursed the Company approximately $0.05 million for the use of the Company’s personnel to operate the transportation equipment.
          The Company rented equipment in Elk City, Oklahoma for our flowback operations from an entity, in which a former executive officer of the Company has an equity interest. For the years ended December 31, 2019 and 2018, the Company incurred and paid $0.2 million and $0.2 million, respectively. This rental arrangement was terminated in January 2020, and accordingly, there was no expense incurred from this related party arrangement during the year ended December 31, 2020.
          The Company obtains equipment maintenance services from an entity that has a family relationship with an executive officer of the Company. During the year ended December 31, 2020, the Company incurred approximately $1.2 million for equipment maintenance services associated with this related party.
          At December 31, 2020 and 2019, the Company had approximately $0 and $0, respectively, as outstanding payables in connection with transactions to all of the above related parties. There were no receivables at December 31, 2020 and 2019 from the above related party transactions.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. RELATED-PARTY TRANSACTIONS (Continued)

PT Petroleum, LLC
          For the year ended December 31, 2018, the Company provided services to PT Petroleum, LLC, an entity in which a director was an officer, of approximately $16.7 million.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer in connection with the Pioneer Pressure Pumping Acquisition. Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In July 2019, we terminated our crew camp facility lease entered into with Pioneer in connection with the Pioneer Pressure Pumping Acquisition, and the total crew camp facility lease payments to Pioneer in 2019 were approximately $0.1 million.
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $335.4 million, $524.2 million and $76.0 million of our total revenue during the years ended December 31, 2020, 2019 and 2018, respectively.
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During years ended December 31, 2020 and 2019, the Company fully reimbursed Pioneer approximately $2.7 million and $4.2 million for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the year ended December 31, 2019, Pioneer fully reimbursed the Company approximately $2.5 million for severance payments made on their behalf, in connection with the Pioneer Pressure Pumping Acquisition.
          As of December 31, 2020, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to $41.7 million and the amount due to Pioneer was $0. As of December 31, 2019, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $61.7 million and the amount due to Pioneer was $0.
14. LEASES
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
Operating Leases
Description of Lease
          In March 2013, we entered into a ten-year real estate lease contract (the “Real Estate Lease”) with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. For the years ended December 31, 2020, 2019 and 2018, the Company made lease payments of approximately $0.4 million, $0.4 million and $0.3 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to 10 years, and in management’s judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES (Continued)
          Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of December 31, 2020, the weighted average discount rate and remaining lease term was 6.7% and 2.3 years, respectively.
          In January 2019, we entered into a four-year real estate lease contract with Pioneer, a related party, (the “Crew Camp Lease”) with a commencement date of January 1, 2019 for purposes of providing housing to Company personnel. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Crew Camp Lease does not contain variability in payments resulting from either an index change or rate change. The lease term used in our estimate of the present value of the minimum future lease payments for the purpose of determining our right-of-use asset and lease obligation was four-years. We determined the Crew Camp Lease to be an operating lease. However, effective July 1, 2019, the Crew Camp Lease was terminated in connection with our disposal of our camp assets located at the leased real estate for $5.0 million. In connection with the Crew Camp Lease termination, we derecognized the right-of-use asset and lease liability of $0.5 million and $0.5 million, respectively. Prior to the termination, the total operating lease cost recorded during the year ended December 31, 2019, in connection with the Crew Camp Lease was $0.1 million. Effective July 1, 2019, we disposed of our camp assets and entered into a twelve month lodging arrangement, to rent a certain number of rooms daily, including related services, for a fixed rate and accordingly, we recorded a gain on sale in our statement of operations during the year ended December 31, 2019 of approximately $4.2 million.
          As of December 31, 2020, our total operating lease right-of-use asset cost was $1.2 million, and accumulated amortization was $0.5 million. As of December 31, 2019, our total operating lease right-of-use asset cost was $1.2 million, and accumulated amortization was $0.3 million. For the years ended December 31, 2020 and 2019, we recorded operating lease cost of $0.3 million and $0.4 million, respectively, in our statement of operations. During the year ended December 31, 2018, our operating lease expense, under legacy GAAP, ASC 840, was $1.7 million.
Finance Leases
Description of Ground Lease
        In 2018, we entered into a ten-year land lease contract (the “Ground Lease”) with an exclusive option to purchase the land exercisable beginning one year from the commencement date of October 1, 2018 through the end of the contractual lease term. The Ground Lease does not include any residual value guarantee, covenants or financial restrictions. Further, the Ground Lease does not contain variability in payments resulting from either an index change or rate change. In March 2020, the Company exercised its option and purchased the land associated with the Ground Lease for approximately $2.5 million. Prior to the exercise of our purchase option, the interest on our finance lease for the years ended December 31, 2020 and 2019 was approximately $0 and 0.1 million, respectively.
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating lease as of December 31, 2020 are as follows:

($ in thousands)
2021	$377
2022	389
2023	98
2024	—
2025	—
Total undiscounted future lease payments	864
Amount representing interest	(65)
Present value of future lease payments (lease obligation)	$799
          The total cash paid in connection with our operating and finance lease liabilities during the year ended December 31, 2020 was $0.4 million and $0.03 million, respectively. During the year ended December 31, 2019, the total cash paid in connection with our operating and finance lease liabilities was $0.4 million and $0.4 million,

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. LEASES (Continued)
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
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less (“short-term leases”) from our balance sheet and continue to record short-term leases as a period expense. For the year ended December 31, 2020 and 2019, our short-term asset lease expense was approximately $1.0 million and $1.3 million, respectively. At December 31, 2020, the total remaining commitments and other obligations for all of our short-term lease and lodging arrangements was $6.0 million.
15. COMMITMENTS AND CONTINGENCIES
Commitments
          As of December 31, 2020, the Company has an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 HHP of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, which we have classified as a deposit for property and equipment when the agreement was entered into in 2019, has been impaired and written off during the year ended December 31, 2020, as it was not probable that we will exercise our option to purchase the equipment given the current market conditions and the depressed oil and gas industry.
          As of December 31, 2020, there were no additional contractual capital commitments entered into as part of normal course of business for supply of certain equipment.
          The Company enters into purchase agreements with its sand suppliers (the “Sand suppliers”) to secure supply of sand in the normal course of its business. The agreements with the Sand suppliers require that we purchase certain sand volumes, which is based on a certain percentage of our overall sand requirements and agreed minimum volumes; otherwise, certain penalties may be charged. Under certain of the purchase agreements, a shortfall fee applies if we purchase less than the agreed percentage of our sand requirements or agreed minimum volumes. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our current agreements with Sand suppliers expire at different times prior to April 30, 2022. During the years ended December 31, 2020, 2019 and 2018, no shortfall fees have been recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity (“LandCo”) in which the former executive officer has a 44% noncontrolling equity interest in the LandCo. During the year ended December 31, 2020, the total sand purchased from SandCo through the time the former executive was associated with the Company was approximately $5.3 million. During the year ended December 31, 2019, the total sand purchased from SandCo was approximately $44.3 million.
          As of December 31, 2020 and 2019, the Company had issued letters of credit of $3.7 million and $1.5 million, respectively, under the Company's ABL Credit Facility relating to the Company's casualty insurance policy.
          During the year ended December 31, 2020, we accrued severance expense of approximately $1.0 million relating to the resignation of a former executive officer of the Company, which was included as part of our general and administrative expense in our statement of operations.
Contingent Liabilities
          In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the “Logan Lawsuit”), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, the Logan Lawsuit Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. COMMITMENTS AND CONTINGENCIES (Continued)
Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western District of Texas, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, and certain of its current and former officers and directors. In August 2020, the Company filed a motion to dismiss the Logan Lawsuit and in September 2020, the plaintiffs filed their opposition. In October 2020, the Company filed its reply brief in support of the motion to dismiss.
           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in its complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motions to dismiss.
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
          We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of December 31, 2020, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as they are still at early stages and the final outcomes cannot be reasonably estimated.
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
Regulatory Audits
          In 2020, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of December 31, 2020, the audit is still at an early stage and the final outcome cannot be reasonably estimated.
          In 2021, the Texas Comptroller of Public Accounts completed a routine audit of gross receipts, and sales, excise and use taxes for the periods of July 2015 through December 2018. The net refund to the Company from the sales and excise and use tax audit was approximately $2.1 million, which will be recorded in our financial statements in the first quarter of 2021, the period when the refund was received by the Company.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following table sets forth our unaudited quarterly results for each of the last four quarters for the years ended December 31, 2020 and 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

(In thousands, except for per share data)
	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue - Service revenue	$395,069	$106,109	$133,710	$154,344
Gross profit	$94,221	$37,916	$34,118	$38,698
Net income	$(7,804)	$(25,920)	$(29,184)	$(44,112)
Net income per common share:
Basic	$(0.08)	$(0.26)	$(0.29)	$(0.44)
Diluted	$(0.08)	$(0.26)	$(0.29)	$(0.44)
Weighted average common shares outstanding:
Basic	100,687	100,821	100,897	100,911
Diluted	100,687	100,821	100,897	100,911

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue - Service revenue	$546,179	$529,494	$541,847	$434,794
Gross profit	$164,656	$143,276	$144,925	$129,101
Net income	$69,805	$36,133	$34,397	$22,675
Net income per common share:
Basic	$0.70	$0.36	$0.34	$0.23
Diluted	$0.67	$0.35	$0.33	$0.22
Weighted average common shares outstanding:
Basic	100,232	100,425	100,606	100,618
Diluted	104,123	104,379	103,652	103,055

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2020 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that ProPetro Holding Corp. maintained effective internal control over financial reporting as of December 31, 2020. The independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2020, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 53.
Changes in Internal Control over Financial Reporting
         There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
          This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed before the end April 2021.

Item 11.    Executive Compensation
          This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2021.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
          This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2021.

Item 14.     Principal Accounting Fees and Services
          This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2021.

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

4.4
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference herein to Exhibit 4.4 to ProPetro Holding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.4#
Employment Agreement, dated April 17, 2013, by and between ProPetro Holding Corp. and Jeffrey D. Smith (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Registration Statement on Form S-1, dated February 7, 2017 (Registration No. 333-215940)).

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

10.14#
Non‑Qualified Stock Option Agreement, dated July 19, 2016, by and between ProPetro Holding Corp. and Jeffrey D. Smith (incorporated by reference herein to Exhibit 10.15 to ProPetro Holding Corp.’s Registration Statement on Form S-1, dated February 7, 2017 (Registration No. 333-215940)).

10.15#
Non‑Qualified Stock Option Agreement, dated July 19, 2016, by and between ProPetro Holding Corp. and Spencer D. Armour, III (incorporated by reference herein to Exhibit 10.16 to ProPetro Holding Corp.’s Registration Statement on Form S-1, dated February 7, 2017 (Registration No. 333-215940)).

10.16#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan (incorporated by reference herein to Exhibit 10.18 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated March 7, 2017 (Registration No. 333-215940)).

10.17#	ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).
10.18#
Form of ProPetro Holding Corp. Senior Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.19 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.19#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference herein to Exhibit 10.22 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.20#
Form of ProPetro Holding Corp. Amendment to Non‑Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.23 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

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

10.23#
2017 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.24#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.26 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.25#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.27 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.26#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference herein to Exhibit 10.28 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.27#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Holderness) (incorporated by reference herein to Exhibit 10.29 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.28#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Holderness) (incorporated by reference herein to Exhibit 10.30 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.29#(a)	2020 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors).

10.30#
Separation and General Release Agreement, dated August 30, 2019, by and between Mark Howell and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated August 30, 2019).

10.31#
Separation Agreement and Mutual Release, dated October 4, 2019, by and between Ian Denholm and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.6 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.32#
Separation Agreement and Release, dated December 17, 2020, by and between David Sledge and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated December 21, 2020).

10.33#
Separation Agreement and Mutual Release, dated October 23, 2020, by and between Darin G. Holderness and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.34#
Separation Agreement and Release, dated March 13, 2020 by and between Dale Redman and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.35#
Letter Agreement, dated October 4, 2019, by and between Phillip Gobe and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.36#
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

10.38#
Letter Agreement, dated October 4, 2019, by and between Jeffrey Smith and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.39#
Letter Agreement, dated March 13, 2020, by and between Jeffrey D. Smith and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.40#	ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).
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

10.43#
Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 18, 2020).

10.44#
Employment Agreement, dated September 25, 2019, by and between ProPetro Holding Corp. and Newton W. Wilson III (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.45#
Amendment No. 1 to Credit Agreement, dated as of February 22, 2018 by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 27, 2018).

10.46#
Amendment No. 2 to Credit Agreement, dated as of December 19, 2018, by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated December 21, 2018).

10.47#
Pressure Pumping Services Agreement dated December 31, 2018, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.31 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.48#
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

10.50#	ProPetro Services, Inc. Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).
10.51#
ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.52#
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.53
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

10.54
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

10.55#
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, dated March 16, 2020, by and between Newton W. Wilson III and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.51 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.56#
Letter Agreement, dated April 9, 2020, by and between David Sledge and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

10.57#
Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference herein to Exhibit 10.53 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.58#
2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.54 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.59#
2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.55 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.60#
Participation Agreement pursuant to the ProPetro Services, Inc. Amended and Restated Executive Severance Plan, dated April 10, 2020, by and between Darin G. Holderness and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).

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

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.
                        ProPetro Holding Corp.

/s/ Phillip A. Gobe
Phillip A. Gobe Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Phillip A. Gobe	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 5, 2021
Phillip A. Gobe
/s/ David S. Schorlemer	Chief Financial Officer (Principal Financial Officer)	March 5, 2021
David S. Schorlemer
/s/ Elo Omavuezi	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2021
Elo Omavuezi
/s/ Spencer D. Armour	Director	March 5, 2021
Spencer D. Armour, III
/s/ Mark Berg	Director	March 5, 2021
Mark Berg
/s/ Anthony Best	Director	March 5, 2021
Anthony Best
/s/ G. Larry. Lawrence	Director	March 5, 2021
G. Larry Lawrence
/s/ Michele V. Choka	Director	March 5, 2021
Michele V. Choka
/s/ Alan E. Douglas	Director	March 5, 2021
Alan E. Douglas
/s/ Jack Moore	Director	March 5, 2021
Jack Moore