Form 10-Q
period 2021-03-31
ProPetro Holding Corp.
filed 2021-05-06
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at May 3, 2021, was 102,280,331.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:
•the severity and duration of world health events, including the outbreak of the novel coronavirus ("COVID-19") pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•the current significant surplus in the supply of oil and actions by the members of the Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
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
-ii-

•the timing and outcome of, including potential expense associated with, the pending U.S. Securities and Exchange Commission (the "SEC") investigation;
•the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit or the Shareholder Derivative Lawsuit; and
•our ability to successfully execute on our plans and objectives.
          Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2020, filed with the SEC (the "Form 10-K") and elsewhere throughout that report, and other risks, many of which are beyond our control.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,859	$68,772
Accounts receivable - net of allowance for credit losses of $0 and $1,497, respectively	110,386	84,244
Inventories	2,329	2,729
Prepaid expenses	7,853	11,199
Other current assets	14	782
Total current assets	176,441	167,726
PROPERTY AND EQUIPMENT - net of accumulated depreciation	866,050	880,477
OPERATING LEASE RIGHT-OF-USE ASSETS	636	709
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,656	1,827
Total other noncurrent assets	1,656	1,827
TOTAL ASSETS	$1,044,783	$1,050,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,931	$79,153
Operating lease liabilities	342	334
Accrued and other current liabilities	19,186	24,676
Total current liabilities	128,459	104,163
DEFERRED INCOME TAXES	68,677	75,340
NONCURRENT OPERATING LEASE LIABILITIES	378	465
Total liabilities	197,514	179,968
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 102,057,815 and 100,912,777 shares issued, respectively	102	101
Additional paid-in capital	831,987	835,115
Retained earnings	15,180	35,555
Total shareholders’ equity	847,269	870,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,044,783	$1,050,739
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE - Service revenue	$161,458	$395,069
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	123,378	300,848
General and administrative (inclusive of stock-based compensation)	20,201	24,937
Depreciation and amortization	33,478	40,205
Impairment expense	—	16,654
Loss on disposal of assets	13,052	19,854
Total costs and expenses	190,109	402,498
OPERATING LOSS	(28,651)	(7,429)
OTHER INCOME (EXPENSE):
Interest expense	(176)	(1,281)
Other income (expense)	1,789	(3)
Total other income (expense)	1,613	(1,284)
LOSS BEFORE INCOME TAXES	(27,038)	(8,713)
INCOME TAX BENEFIT	6,663	909
NET LOSS	$(20,375)	$(7,804)

NET LOSS PER COMMON SHARE:
Basic	$(0.20)	$(0.08)
Diluted	$(0.20)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	101,550	100,687
Diluted	101,550	100,687

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net loss	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269

	Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	$—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,375)	$(7,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,478	40,205
Impairment expense	—	16,654
Deferred income tax benefit	(6,663)	(1,312)
Amortization of deferred debt issuance costs	134	135
Stock-based compensation	2,487	471
Provision for credit losses	—	4,291
Loss on disposal of assets	13,052	19,854
Changes in operating assets and liabilities:
Accounts receivable	(25,698)	(14,486)
Other current assets	325	1,138
Inventories	401	(860)
Prepaid expenses	3,383	2,920
Accounts payable	18,579	10,080
Accrued and other current liabilities	(2,095)	(9,431)
Accrued interest	—	(131)
Net cash provided by operating activities	17,008	61,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,494)	(47,290)
Proceeds from sale of assets	224	733
Net cash used in investing activities	(22,270)	(46,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(20,000)
Payment of finance lease obligation	—	(30)
Repayments of insurance financing	(2,037)	—
Tax withholdings paid for net settlement of equity awards	(5,614)	(456)
Net cash used in financing activities	(7,651)	(20,486)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,913)	(5,319)
CASH AND CASH EQUIVALENTS - Beginning of period	68,772	149,036
CASH AND CASH EQUIVALENTS - End of period	$55,859	$143,717

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Form 10-K filed with the SEC (our "Form 10-K").
Revenue Recognition
          The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of our principal activities, aggregated into our one reportable segment—"Pressure Pumping" and "all other" category, from which the Company generates its revenue.
          Pressure Pumping — Pressure pumping consists of downhole pumping services, which includes hydraulic fracturing (inclusive of acidizing services) and cementing.
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment is entitled to daily idle fee charges if a customer were to idle committed hydraulic fracturing equipment. The Company recognizes revenue related to idle fee charges on a daily basis as the performance obligations are met.
Acidizing, which is part of our hydraulic fracturing operating segment, involves a well-stimulation technique where acid or similar chemicals are injected under pressure into formations to form or expand fissures. Our acidizing contracts have one performance obligation, satisfied at a point-in-time, upon completion of the contracted service or sale of the acid or chemical when control is transferred to the customer. Jobs for these services are typically short term in nature, with most jobs completed in less than a day. We recognize acidizing revenue at a point-in-time, upon completion of the performance obligation.
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
           All Other— All other consists of coiled tubing operations, which are downhole well completion/remedial services. The performance obligation for these services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2021 and December 31, 2020, accrued revenue (unbilled receivable) included as part of our accounts receivable was $14.0 million and $8.6 million, respectively. At March 31, 2021, the transaction price allocated to the remaining performance obligation for our partially

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
completed hydraulic fracturing operations was $16.2 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of March 31, 2021, the Company had no allowance for credit losses. During the three months ended March 31, 2021 the Company fully wrote off certain receivables and the associated allowance for credit losses because it was reasonably certain that the receivables will not be recovered. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of currently deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during the three months ended March 31, 2021:

($ in thousands)

Balance - January 1, 2021	$1,497
Provision for credit losses during the period	—
Write-off during the period	(1,497)
Balance - March 31, 2021	$—
Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2021
             In December 2019, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2021, we adopted this guidance and the adoption did not materially affect the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted in 2021
                   In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s condensed consolidated financial statements and does not expect ASU 2020-04 to have a material effect on the Company’s condensed consolidated financial statements
Note 3 - Fair Value Measurement
           Fair value ("FV") is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt. The estimated fair value of our financial instruments at March 31, 2021 and December 31, 2020 approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          There was no impairment of assets during the three months ended March 31, 2021. In the first quarter of 2020, the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and current market prices were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. In the first quarter of 2020, we determined that the carrying value of the Permian drilling assets was greater than its estimated fair value, accordingly impairment expense of $1.1 million was recorded for our Permian drilling assets during the three months ended March 31, 2020.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase an additional 108,000 hydraulic horsepower ("HHP") of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment, has been fully impaired and written off in the first quarter of 2020 because it was not probable that the Company will exercise the option to purchase the equipment given the current depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the three months ended March 31, 2021 and 2020 in our hydraulic fracturing and drilling segments was $0 and $7.2 million, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposals of, goodwill during the three months ended March 31, 2021. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million was fully impaired during the first quarter of 2020.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
          Our revolving credit facility (“ABL Credit Facility”), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2021 was approximately $61.5 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the ABL Credit Facility as of March 31, 2021 and December 31, 2020.
Note 5 - Reportable Segment Information
          The Company has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and coiled tubing. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with the FASB Accounting Standards Codification (“ASC”) 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. The coiled tubing operating segment and corporate administrative expense (inclusive of our total income tax expense (benefit) and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three months ended March 31, 2021 and 2020 was $5.0 million and $10.3 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.3% and 94.8% of our pressure pumping revenue during the three months ended March 31, 2021 and 2020, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest expense, income taxes, depreciation and amortization, stock-based compensation expense, severance and related expense, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below ($ in thousands):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5- Reportable Segment Information (Continued)

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Service revenue	$158,191	$3,267	$161,458
Adjusted EBITDA	$31,870	$(11,853)	$20,017
Depreciation and amortization	$32,513	$965	$33,478
Capital expenditures	$30,023	$2,305	$32,328
Total assets at March 31, 2021	$1,005,365	$39,418	$1,044,783

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Service revenue	$386,919	$8,150	$395,069
Adjusted EBITDA	$78,664	$(3,741)	$74,923
Depreciation and amortization	$38,969	$1,236	$40,205
Capital expenditures	$39,268	$828	$40,096
Total assets at December 31, 2020	$1,009,631	$41,108	$1,050,739
Reconciliation of net (loss) income to adjusted EBITDA ($ in thousands):

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Net loss	$(13,675)	$(6,700)	$(20,375)
Depreciation and amortization	32,513	965	33,478
Interest expense	—	176	176
Income tax benefit	—	(6,663)	(6,663)
Loss on disposal of assets	13,032	20	13,052
Stock-based compensation	—	2,487	2,487
Other income	—	(1,789)	(1,789)
Other general and administrative expense, (net)(1)	—	(961)	(961)
Severance expense	—	612	612
Adjusted EBITDA	$31,870	$(11,853)	$20,017

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Net income (loss)	$4,308	$(12,112)	$(7,804)
Depreciation and amortization	38,969	1,236	40,205
Impairment expense	15,559	1,095	16,654
Interest expense	1	1,280	1,281
Income tax expense	—	(909)	(909)
Loss on disposal of assets	19,815	39	19,854
Stock-based compensation	—	471	471
Other expense	—	3	3
Other general and administrative expense(1)	—	5,135	5,135
Retention bonus and severance expense	12	21	33
Adjusted EBITDA	$78,664	$(3,741)	$74,923
(1)Other general and administrative expense, (net) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Net Loss Per Share
          Basic net loss per common share is computed by dividing the net loss relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share uses the same net loss divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
          The table below shows the calculations for the three months ended March 31, 2021 and 2020, (in thousands, except for per share data):

	Three Months Ended March 31,
	2021	2020
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(20,375)	$(7,804)

Denominator
Denominator for basic loss per share	101,550	100,687
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted loss per share	101,550	100,687

Basic loss per share	$(0.20)	$(0.08)
Diluted loss per share	$(0.20)	$(0.08)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of March 31, 2021 and 2020, respectively, have not been included in the calculation of diluted loss per common share for the three months ended March 31, 2021 and 2020 because they will be anti-dilutive to the calculation of diluted net loss per common share:

(In thousands)
	2021	2020
Stock options	1,912	4,230
Restricted stock units	1,564	1,228
Performance stock units	1,480	1,051
Total	4,956	6,509
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the three months ended March 31, 2021. As of March 31, 2021, the aggregate intrinsic value for our outstanding stock options was $10.2 million, and the aggregate intrinsic value for our exercisable stock options was $10.2 million. The aggregate intrinsic value for the exercised stock options during the three months ended March 31, 2021 was approximately $11.7 million. The remaining exercise period for both the outstanding and exercisable stock options as of March 31, 2021 was 3.3 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          A summary of the stock option activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	4,200,341	$4.82
Granted	—	$—
Exercised	(2,212,215)	$3.33
Forfeited	—	$14.00
Expired	(76,306)	$14.00
Outstanding at March 31, 2021	1,911,820	$6.18
Exercisable at March 31, 2021	1,911,820	$6.18
Restricted Stock Units
         During the three months ended March 31, 2021, we granted a total of 700,865 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2021, the total unrecognized compensation expense for all RSUs was approximately $10.5 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.
          The following table summarizes RSUs activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date FV
Outstanding at January 1, 2021	1,165,369	$8.50
Granted	700,865	$9.77
Vested	(301,830)	$9.74
Forfeited	—	$—
Canceled	—	$—
Outstanding at March 31, 2021	1,564,404	$8.83
Performance Share Units
           During the three months ended March 31, 2021, we granted 544,699 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          The following table summarizes information about PSUs activity during the three months ended March 31, 2021:

Period Granted	Target Shares Outstanding at January 1, 2021	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2021	Weighted Average Grant Date FV per Share
2017	—	—	—	—	—	$10.73
2018	84,322	—	(84,322)	—	—	$27.51
2019	126,318	—	—	—	126,318	$27.49
2020	808,638	—	—	—	808,638	$8.30
2021	—	544,699	—	—	544,699	$15.35
Total	1,019,278	544,699	(84,322)	—	1,479,655	$12.53

Weighted Average FV Per Share	$12.27	$15.35	$27.51	$—	$12.53
          The total stock-based compensation expense for the three months ended March 31, 2021 and 2020 for all stock awards was $2.5 million and $0.5 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2021 was approximately $22.9 million, and is expected to be recognized over a weighted average period of approximately 2.4 years.
Note 8 - Related-Party Transactions
Corporate Office Building
          Prior to April 2020, the Company rented its corporate office building and the associated real property from an entity, in which a former executive officer of the Company has an equity interest for approximately $0.1 million per year. In April 2020, the Company acquired the corporate office building and the associated real property for approximately $1.5 million.
Operations and Maintenance Yards
           The Company also leases five yards from an entity, in which certain former executive officers and a director of the Company have equity interests and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively. The Company also leased its drilling yard from another entity, in which a certain former executive officer of the Company has an equity interest, for an annual lease expense of approximately $0.1 million. In November 2020, we terminated the drilling yard lease.
Equipment Rental and Other Services
         The Company obtains equipment maintenance services from an entity that has a family relationship with an executive officer of the Company. During the three months ended March 31, 2021 and 2020, the Company incurred approximately $0 and $0.3 million, respectively, for equipment maintenance services associated with this related party.
         At March 31, 2021 and December 31, 2020, the Company had no outstanding payables or receivables to or from the above related party transactions.
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
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $86.3 million and $127.4 million of our total revenue during the three months ended March 31, 2021 and 2020, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Related-Party Transactions (Continued)
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for the Company's portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the three months ended March 31, 2021 and 2020, the Company fully reimbursed Pioneer approximately $0 and $2.6 million, respectively.
          As of March 31, 2021, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to approximately $61.2 million and the amount due to Pioneer was $0. As of December 31, 2020, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $41.7 million and the amount due to Pioneer was $0.
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. During the three months ended March 31, 2021 and 2020, the Company made lease payments of approximately $0.1 million and $0.1 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         Consistent with the requirements of the new lease standard, ASC 842, we have determined the Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of March 31, 2021, the weighted average discount rate and remaining lease term was 6.7% and 2.0 years, respectively.
          As of March 31, 2021, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.6 million. For the three months ended March 31, 2021 and 2020, we recorded operating lease cost of approximately $0.1 million and $0.1 million, respectively, in our statement of operations.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of March 31, 2021 are as follows:

($ in thousands)
2021	$285
2022	389
2023	98
2024	—
Total undiscounted future lease payments	$772
Less: amount representing interest	(52)
Present value of future lease payments (lease obligation)	$720
          The total cash paid for amounts included in the measurement of our operating lease liability during the three months ended March 31, 2021 was approximately $0.1 million. During the three months ended March 31, 2020, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.1 million and $0.03 million, respectively.
Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term leases") from our balance sheet and continue to record short-term leases as a period expense. For the three months ended March 31, 2021 and 2020 our short-term lease expense was approximately $0.2 million and $0.3 million, respectively.
          In April 2021, we entered into a short-term lease arrangement to lease our gas turbine (the "Equipment Lease"') with a commencement date of June 1, 2021 through September 30, 2021. We have classified the Equipment Lease as an operating lease and future lease income, which will be ratably recognized over the lease period, is approximately $3.0 million.
Note 10 - Commitments and Contingencies
Commitments
          As of March 31, 2021, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $3.0 million. At March 31, 2021, the total remaining commitments, in connection with the lodging arrangement for our crews was approximately $5.5 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is based on a fixed price per ton of unpurchased volumes. Our agreements with the Sand suppliers expire at different times prior to December 31, 2025. During the three months ended March 31, 2021 and 2020, no shortfall fee was recorded. One of the Sand suppliers (“SandCo”) we entered into an agreement with to purchase sand (“Texas sand”) has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas sand was sourced from a mine located on land owned by an entity in which the former executive officer of the Company has a 44% noncontrolling equity interest. The total sand purchased from SandCo during the three months ended March 31, 2020 (the period the former executive was associated with the Company) was approximately $5.3 million.
          As of March 31, 2021, the Company had issued letters of credit of approximately $3.7 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.

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
           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motions to dismiss.
           In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company, which followed the SEC’s issuance of a formal order of investigation, and requesting that the Company provide certain information and documents, including documents related to the Company's expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC's investigation.
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of March 31, 2021, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as the final outcome cannot be reasonably estimated.
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
           In 2021, the Texas Comptroller of Public Accounts completed a routine audit of gross receipts, and sales, excise and use taxes for the periods of July 2015 through December 2018. The net refund to the Company from the sales and excise and use tax audit was approximately $2.1 million, which was recorded as part of other income in our statement of operations during the three months ended March 31, 2021.

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
Overview
          We are a Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated long-standing customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil-producing area in the United States, and we believe we are one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP").
          Our total available HHP as of March 31, 2021 was 1,388,000 HHP, which was comprised of 15,000 HHP of our new Tier IV Dynamic Gas Blending ("DGB") equipment, 1,265,000 HHP of conventional Tier II equipment and 108,000 HHP of our new DuraStim® hydraulic fracturing equipment. During the second quarter of 2021, we expect to take delivery of our remaining committed 35,000 HHP of new DGB equipment. On average, a fleet consists of approximately 50,000 HHP but could vary significantly depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous fracturing, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and back up HHP at the wellsites based on our customers' and operational needs or as we retire and replace conventional Tier II equipment.
          In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® electric powered hydraulic fracturing equipment. Our DuraStim® equipment is still being tested and has only been deployed to our customers' wellsites on a limited scale. As we continue with our testing of the equipment, the number of DuraStim® pumps that constitute a fleet will depend on a combination of factors, including the ultimate operating performance of DuraStim® pumps following the completion of testing, the particular shale formation where a well is completed, customer service requirements and job design. The Company has set a goal to commercialize its first DuraStim® fleet to our customer wellsites in the second half of 2021. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment in the future through July 31, 2022. We currently have gas turbines, to provide electrical power to our DuraStim® fleet. The electrical power sources for future DuraStim® fleets are still being evaluated and could be supplied by the Company, customers or a third-party supplier.
          Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Oilfield Services Inc., Nextier Oilfield Solutions Inc., Patterson-UTI Energy Inc., RPC, Inc., FTS International Inc. and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the capital requirement, and the depressed energy industry. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
          Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Primarily, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have operated. However, we are well positioned to increase our activity in the Delaware sub-basin in response to demand from our customers. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.
          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our hydraulic fracturing fleet has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions (including simultaneous hydraulic fracturing), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well.
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
          The global public health crisis associated with the COVID-19 pandemic has and could continue to have an adverse effect on global economic activity for the immediate future, has resulted in travel limitations, business closures and the institution of quarantining and other restrictions on movement and business operations in many communities. With the slowdown in global economic activity attributable to COVID-19 beginning in early 2020, the energy industry experienced a dramatic decline in the demand for energy and crude oil prices, which impacted our industry and the Company. In addition, global crude oil prices have been highly volatile especially in 2020 with the overall global uncertainty related to anticipated production levels for OPEC+ participants and the impact of COVID-19 pandemic.
          In 2020, the combined effect of COVID-19 and the energy industry disruptions led to a significant decline in WTI crude oil prices to approximately $21 per barrel at the end of March 2020. With OPEC+ managing production levels, the development and administration of COVID-19 vaccines and the lifting of COVID-19 restrictions in certain areas (both in the United States and internationally), there has been a gradual recovery in the energy industry and overall economic activities from its lowest point in 2020. However, there is still some level of uncertainty in the global market resulting from the COVID-19 pandemic and the risk of an outbreak of a new virus, which could result in continued depressed global energy demand and declining crude oil prices. As of May 3, 2021, the WTI price for a barrel of crude oil was approximately $65.
          In light of the COVID-19 pandemic and the energy industry disruptions, the Permian Basin rig count decreased significantly from approximately 403 at the beginning of January 2020 to approximately 175 at the end of December 2020, according to Baker Hughes. However, the rig count slowly increased exiting 2020 and is currently at 224 rigs at the end of March 2021. If the rig count and market conditions do not continue to improve, the Company expects a material adverse impact on its business, results of operations and cash flows, resulting from a decrease in our customer activity and pricing pressure from its customers.
          Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the E&P and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment and meet our and our customers’ emissions goals, the demand for our services could be adversely impacted.
          Although the oil and gas market has not fully recovered and pricing for our services is still depressed, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. If the oil and gas industry recovers, we believe there will be increased demand for pressure pumping services in the Permian Basin. If market conditions remain depressed for a longer period of time, our profitability and future cash flows will be negatively impacted, and as a result, we may be required to record additional asset impairment charges in future periods.
          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to holiday seasons, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating results in November and December, even in a stable commodity price and operations environment.

Actions to Address the Economic Impact of COVID-19 and Depressed Energy Industry
          We initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our future financial position, liquidity and operations as follows:
◦Capital Expenditures: our 2021 capital expenditures will be driven by customer activity levels and demand for our pressure pumping services. Our objective is to remain capital disciplined.
◦Other Expenditures: we will continue to seek competitive pricing and cost saving measures for our expendable items, logistics, materials used in day-to-day operations and our large component replacement parts.
◦Labor Force: we will continue to make appropriate adjustments to our workforce to reflect outlook related to our customers' activity levels. We will continue to explore strategic options to improve our customers' efficiencies and prioritize safe operations, while maintaining the most efficient headcount.
◦Working Capital: we will continue to monitor our payment terms with certain of our larger vendors and continue to increase our diligence in collecting and managing our portfolio of accounts receivables.
How We Evaluate Our Operations
          Our management uses Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance and related costs, costs related to asset acquisitions and one-time professional fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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

Reconciliation of net (loss) income to Adjusted EBITDA ($ in thousands):

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Net loss	$(13,675)	$(6,700)	$(20,375)
Depreciation and amortization	32,513	965	33,478
Interest expense	—	176	176
Income tax benefit	—	(6,663)	(6,663)
Loss on disposal of assets	13,032	20	13,052
Stock-based compensation	—	2,487	2,487
Other income	—	(1,789)	(1,789)
Other general and administrative expense, (net)(1)	—	(961)	(961)
Severance expense	—	612	612
Adjusted EBITDA	$31,870	$(11,853)	$20,017

	Three Months Ended March 31, 2020
	Pressure Pumping	All Other	Total
Net income (loss)	$4,308	$(12,112)	$(7,804)
Depreciation and amortization	38,969	1,236	40,205
Impairment expense	15,559	1,095	16,654
Interest expense	1	1,280	1,281
Income tax expense	—	(909)	(909)
Loss on disposal of assets	19,815	39	19,854
Stock-based compensation	—	471	471
Other expense	—	3	3
Other general and administrative expense(1)	—	5,135	5,135
Retention bonus and severance expense	12	21	33
Adjusted EBITDA	$78,664	$(3,741)	$74,923
(1)Other general and administrative expense, (net) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries.

Results of Operations
          We conduct our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million and shut down its drilling operations. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit) and interest expense) are included in the ‘‘all other’’ category. Total corporate administrative expense for the three months ended March 31, 2021 and 2020 was $5.0 million and $10.3 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.3% and 94.8% of our pressure pumping revenue during the three months ended March 31, 2021 and 2020, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2021	2020	$	%
Revenue	$161,458	$395,069	$(233,611)	(59.1)%
Less (Add):
Cost of services (1)	123,378	300,848	(177,470)	(59.0)%
General and administrative expense (2)	20,201	24,937	(4,736)	(19.0)%
Depreciation and amortization	33,478	40,205	(6,727)	(16.7)%
Impairment Expense	—	16,654	(16,654)	(100.0)%
Loss on disposal of assets	13,052	19,854	(6,802)	(34.3)%
Interest expense	176	1,281	(1,105)	(86.3)%
Other (income) expense	(1,789)	3	(1,792)	(59,733.3)%
Income tax benefit	(6,663)	(909)	(5,754)	633.0%
Net loss	$(20,375)	$(7,804)	$(12,571)	161.1%

Adjusted EBITDA (3)	$20,017	$74,923	$(54,906)	(73.3)%
Adjusted EBITDA Margin (3)	12.4%	19.0%	(6.6)%	(34.7)%

Pressure pumping segment results of operations:
Revenue	$158,191	$386,919	$(228,728)	(59.1)%
Cost of services	$119,768	$294,224	$(174,456)	(59.3)%
Adjusted EBITDA (3)	$31,870	$78,664	$(46,794)	(59.5)%
Adjusted EBITDA Margin (4)	20.1%	20.3%	(0.2)%	(1.0)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $4.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
          Revenue.    Revenue decreased 59.1%, or $233.6 million, to $161.5 million during the three months ended March 31, 2021, as compared to $395.1 million during the three months ended March 31, 2020. Our pressure pumping segment revenues decreased 59.1%, or $228.7 million, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decreases were primarily attributable to the significant decrease in demand for pressure pumping services, as well as pricing discounts we provided to our customers following the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The decrease in demand for our pressure pumping services resulted in a significant decrease in our average effectively utilized fleet count to approximately 10.3 active fleets during the three months ended March 31, 2021 from approximately 18.6 active fleets for the three months ended March 31, 2020. In addition, our revenue for the three months ended March 31, 2021 was negatively impacted by the severe weather conditions experienced in February 2021, resulting in approximately eight days of lost revenue. Included in our revenue for the three months ended March 31, 2021 and 2020 was revenue generated from idle fees charged to our customer of approximately $4.3 million and $1.5 million, respectively.
          Revenues from services other than pressure pumping decreased 59.9%, or $4.9 million, to $3.3 million for the three months ended March 31, 2021, as compared to $8.2 million for the three months ended March 31, 2020. The decrease in revenue from services other than pressure pumping was primarily attributable to the significant reduction in utilization experienced by our coiled tubing operations, which was driven by lower E&P completions activity following the depressed oil prices and impact of the COVID-19 pandemic, and the shutdown of our flowback operations.
          Cost of Services.    Cost of services decreased 59.0%, or $177.5 million, to $123.4 million for the three months ended March 31, 2021, as compared to $300.8 million during the three months ended March 31, 2020. Cost of services in our pressure pumping segment decreased $174.5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. These decreases were primarily attributable to the significantly lower activity levels following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services was 75.7% for the three months ended March 31, 2021, as compared to 76.0% for the three months ended March 31, 2020. Excluding idle fees revenue of $4.3 million and $1.5 million recorded during the three months ended March 31, 2021 and 2020, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues for the three months ended March 31, 2021 and 2020, was approximately 77.8% and 76.3%, respectively. Furthermore, during the three months ended March 31, 2021 the company absorbed certain cost of services during the eight days of severe weather conditions experienced in February 2021, which negatively impacted our profitability.
          General and Administrative Expenses.    General and administrative expenses decreased 19.0%, or $4.7 million, to $20.2 million for the three months ended March 31, 2021, as compared to $24.9 million for the three months ended March 31, 2020. The net decrease was primarily attributable to a decrease during 2021 in nonrecurring professional fees of $6.1 million, which was primarily attributable to the Company's expanded audit committee internal review, pending SEC investigation and shareholder litigation, which was offset by a net increase of approximately $1.4 million in our other remaining general and administrative expenses.
          Impairment Expense.  There was no impairment expense recorded during the three months ended March 31, 2021, as compared to $16.7 million of goodwill and equipment impairment expense recorded during the three months ended March 31, 2020 in connection with the then depressed market conditions and utilization of our equipment.
          Depreciation and Amortization.    Depreciation and amortization decreased of 16.7%, or $6.7 million, to $33.5 million for the three months ended March 31, 2021, as compared to $40.2 million for the three months ended March 31, 2020. The decrease was primarily attributable to the decrease in our fixed asset base, part of which was attributable to the impairment of certain fixed assets in 2020.
          Loss on Disposal of Assets.    Loss on the disposal of assets decreased 34.3%, or $6.8 million, to $13.1 million for the three months ended March 31, 2021, as compared to $19.9 million for the three months ended March 31, 2020. The decrease was primarily attributable to the decrease in equipment utilization. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 86.3%, or $1.1 million, to $0.2 million for the three months ended March 31, 2021, as compared to $1.3 million for the three months ended March 31, 2020. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The Company repaid all of its borrowings under the ABL Credit Facility in 2020, and had no outstanding borrowings during the three months ended March 31, 2021. The interest expense in the three months ended March 31, 2021 relates to the amortization of our capitalized loan origination cost.
          Other (Income)/Expense.    Other income increased to $1.8 million for the three months ended March 31, 2021. The increase in other income is primarily attributable to the net refund of approximately $2.1 million to the Company from the sales and excise and use tax audit and partially offset by an expense related to our lender's commitment fees during the three months ended March 31, 2021.
          Income Taxes.    Total income tax benefit was $6.7 million resulting in an effective tax rate of 24.6% for the three months ended March 31, 2021, as compared to income tax benefit of $0.9 million or an effective tax rate of 10.4% for the three months ended March 31, 2020. The income tax benefit recorded in the three months ended March 31, 2021 is primarily attributable to the higher pre-tax loss in 2021 as compared to 2020. Furthermore, the change in the effective tax rate from 10.4% to 24.6% in the three months ended March 31, 2021 was primarily attributable to nondeductible expenses and discrete items such as stock compensation, reducing the benefit recorded for the pre-tax loss during the three months ended March 31, 2020.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility, if any. Our primary uses of cash will be to continue to fund our operations, support growth opportunities and satisfy future debt payments, if any. Our borrowing base, as redetermined monthly, is tied to 85.0% of eligible accounts receivable. Changes to our operational activity levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. We believe our remaining monthly availability under our ABL Credit Facility will be adversely impacted if the current depressed oil and gas market conditions continue or worsen.
          As of March 31, 2021, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $113.7 million, consisting of cash and cash equivalents of $55.9 million and $57.8 million of availability under our ABL Credit Facility.
          As of May 3, 2021, our total liquidity was approximately $110.9 million, consisting of cash and cash equivalents of $51.1 million and $59.8 million of availability under our ABL Credit Facility.
         In 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions led by depressed WTI crude oil prices, the Company experienced a significant decrease in its liquidity. In 2021, we have experienced a gradual recovery in the energy industry and crude oil prices and a reduction in the COVID-19 infection rate and the administration of COVID-19 vaccines, which we believe will improve the demand for crude oil and consequently the demand for our pressure pumping services, thus improving our future liquidity. However, the current market conditions resulting from the COVID-19 pandemic could rapidly change and there could be a new outbreak of a COVID-19 variant or the vaccines may not be as effective as anticipated, which could negatively impact the demand for our services and our future revenue, results of operations and cash flows.
          There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending on market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business or meet our future long-term liquidity requirements.
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of March 31, 2021 was approximately $61.5 million and was approximately $63.5 million as of May 3, 2021. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. There were no borrowings under the ABL Credit Facility for the three months ended March 31, 2021. As of March 31, 2020, our outstanding borrowings under the ABL Credit Facility were $110 million, which was subsequently fully repaid before the end of 2020.
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

Future Sources and Use of Cash and Contractual Obligations
         Our future primary use of cash will be to fund capital expenditures. Capital expenditures for 2021 are projected to be primarily related to maintenance capital expenditures to support our existing assets, including costs to convert our existing conventional Tier II equipment to lower emissions equipment—Tier IV DGB equipment.
         We expect that our currently anticipated capital expenditures will be funded by existing cash, cash flows from operations, and, if needed, borrowings under our ABL Credit Facility. However, as noted elsewhere in this quarterly report, we will continually evaluate opportunities to improve our service offerings and other investment and acquisition opportunities that we believe would enhance the competitiveness of our business. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our future investment or acquisitions.
         In addition, we have option agreements with our equipment manufacturer to purchase additional 108,000 HHP of DuraStim® hydraulic fracturing equipment through July 31, 2022. We believe the cost to acquire the DuraStim® hydraulic fracturing equipment will be comparable to our previously purchased DuraStim® hydraulic fracturing equipment. In the current economic environment, it is not probable that we will exercise these options before they expire.
          In the normal course of business, we enter into various contractual obligations and routine growth and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2021.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020

Net cash provided by operating activities	$17,008	$61,724
Net cash used in investing activities	$(22,270)	$(46,557)
Net cash used in financing activities	$(7,651)	$(20,486)
Cash Flows From Operating Activities
          Net cash provided by operating activities was $17.0 million for the three months ended March 31, 2021, compared to $61.7 million for the three months ended March 31, 2020. The net decrease of $44.7 million was primarily due to the decrease in our activity levels resulting from the decrease in the demand for our services, driven by the depressed crude oil prices and economic impact of the COVID-19 pandemic on our industry, and partially offset with the timing of collections of our receivables from customers and payments to vendors. Our effectively utilized fleet count decreased to approximately 10.3 active fleets during the three months ended March 31, 2021 from approximately 18.6 active fleets for the three months ended March 31, 2020.
Cash Flows From Investing Activities
          Net cash used in investing activities decreased to $22.3 million for the three months ended March 31, 2021, from $46.6 million for the three months ended March 31, 2020. The decrease was primarily attributable to the lower maintenance capital expenditures associated with lower activity levels during the three months ended March 31, 2021, compared to higher activity levels and associated higher maintenance capital expenditures during the three months ended March 31, 2020.
Cash Flows From Financing Activities
          Net cash used in financing activities decreased to $7.7 million for the three months ended March 31, 2021, from $20.5 million for the three months ended March 31, 2020. The decrease in cash from financing activities during the three months ended March 31, 2021 was primarily driven by the repayment of $20.0 million of our borrowings under our ABL Credit Facility during the three months ended March 31, 2020, compared to no repayments of borrowings during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2021.
Critical Accounting Policies and Estimates
           There have been no material changes during the three months ended March 31, 2021 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2021, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
         No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the “Shareholder Derivative Lawsuit”). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motions to dismiss.
           In October 2019, the Company received a letter from the SEC indicating that the SEC had opened an investigation into the Company, which followed the SEC’s issuance of a formal order of investigation, and requesting that the Company provide certain information and documents, including documents related to the Company's expanded audit committee review and related events. The Company has cooperated and expects to continue to cooperate with the SEC's investigation.
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of March 31, 2021, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as the final outcome cannot be reasonably estimated.
ITEM 1A. Risk Factors
          There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Form 10-K.
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

10.1+*	2021 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees).
10.2+*	2021 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Indicates management contracts or compensatory plans or arrangements.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	May 6, 2021	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)