Form 10-Q
period 2021-06-30
ProPetro Holding Corp.
filed 2021-08-05
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 28, 2021, was 103,259,971.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:
•the severity and duration of world health events, including the coronavirus ("COVID-19") pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which is negatively impacting our business;
•the actions taken by the members of the Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•actions taken by the Biden Administration, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the United States and may adversely affect our future operations;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for our services;
•the level of production and resulting market prices for crude oil, natural gas and other hydrocarbons;
•changes in general economic and geopolitical conditions, including the rate of inflation;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•cost increases and supply chain constraints related to our services;
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
•changes in our tax status;
•regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, may over time reduce demand for oil and gas and therefore the demand for our services;
-ii-

•new or expanded regulations that materially limit our customers’ access to federal and state lands for oil and gas development, thereby reducing demand for our services in the affected areas;
•growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,701	$68,772
Accounts receivable - net of allowance for credit losses of $140 and $1,497, respectively	138,309	84,244
Inventories	2,641	2,729
Prepaid expenses	3,469	11,199
Other current assets	14	782
Total current assets	217,134	167,726
PROPERTY AND EQUIPMENT - net of accumulated depreciation	847,512	880,477
OPERATING LEASE RIGHT-OF-USE ASSETS	562	709
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,578	1,827
Total other noncurrent assets	1,578	1,827
TOTAL ASSETS	$1,066,786	$1,050,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,364	$79,153
Operating lease liabilities	351	334
Accrued and other current liabilities	20,062	24,676
Total current liabilities	156,777	104,163
DEFERRED INCOME TAXES	64,980	75,340
NONCURRENT OPERATING LEASE LIABILITIES	286	465
Total liabilities	222,043	179,968
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,227,040 and 100,912,777 shares issued, respectively	103	101
Additional paid-in capital	837,971	835,115
Retained earnings	6,669	35,555
Total shareholders’ equity	844,743	870,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,066,786	$1,050,739
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE - Service revenue	$216,887	$106,109	$378,345	$501,178
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	162,837	68,193	286,215	369,041
General and administrative (inclusive of stock-based compensation)	17,529	20,331	37,731	45,269
Depreciation and amortization	33,243	40,173	66,721	80,377
Impairment expense	—	—	—	16,654
Loss on disposal of assets	15,025	8,734	28,076	28,588
Total costs and expenses	228,634	137,431	418,743	539,929
OPERATING LOSS	(11,747)	(31,322)	(40,398)	(38,751)
OTHER EXPENSE:
Interest expense	(159)	(791)	(335)	(2,072)
Other (expense)/Income	(302)	(267)	1,487	(271)
Total other (expense)/Income	(461)	(1,058)	1,152	(2,343)
LOSS BEFORE INCOME TAXES	(12,208)	(32,380)	(39,246)	(41,094)
INCOME TAX BENEFIT	3,697	6,460	10,360	7,370
NET LOSS	$(8,511)	$(25,920)	$(28,886)	$(33,724)

NET LOSS PER COMMON SHARE:
Basic	$(0.08)	$(0.26)	$(0.28)	$(0.33)
Diluted	$(0.08)	$(0.26)	$(0.28)	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	102,398	100,821	101,976	100,754
Diluted	102,398	100,821	101,976	100,754

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net loss	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269
Stock-based compensation cost	—	—	2,909	—	2,909
Issuance of equity awards, net	1,169	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(159)	—	(159)
Proceeds from exercise of stock awards	—	—	3,235	—	3,235
Net loss	—	—	—	(8,511)	(8,511)
BALANCE - June 30, 2021	103,227	$103	$837,971	$6,669	$844,743

	Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516
Stock-based compensation cost	—	—	2,962	—	2,962
Issuance of equity awards, net	111	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(129)	—	(129)
Net loss	—	—	—	(25,920)	(25,920)
BALANCE - June 30, 2020	100,889	$101	$829,477	$108,851	$938,429

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,886)	$(33,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,721	80,377
Impairment expense	—	16,654
Deferred income tax benefit	(10,360)	(7,773)
Amortization of deferred debt issuance costs	269	270
Stock-based compensation	5,396	3,433
Provision for credit losses	140	448
Loss on disposal of assets	28,076	28,588
Changes in operating assets and liabilities:
Accounts receivable	(53,762)	146,181
Other current assets	325	1,613
Inventories	89	(369)
Prepaid expenses	7,711	5,833
Accounts payable	44,933	(135,592)
Accrued and other current liabilities	828	(8,635)
Accrued interest	—	(394)
Net cash provided by operating activities	61,480	96,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,187)	(80,702)
Proceeds from sale of assets	1,267	2,677
Net cash used in investing activities	(50,920)	(78,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(130,000)
Payment of finance lease obligation	—	(30)
Repayments of insurance financing	(4,093)	—
Proceeds from exercise of equity awards	3,235	—
Tax withholdings paid for net settlement of equity awards	(5,773)	(585)
Net cash used in financing activities	(6,631)	(130,615)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,929	(111,730)
CASH AND CASH EQUIVALENTS - Beginning of period	68,772	149,036
CASH AND CASH EQUIVALENTS - End of period	$72,701	$37,306

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
Revenue Recognition
          The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, aggregated into our one reportable segment—"Pressure Pumping," and "all other" category, from which the Company generates its revenue.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2021 and December 31, 2020, accrued revenue (unbilled receivable) included as part of our accounts receivable was $14.1 million and $8.6 million, respectively. At June 30, 2021, the transaction price allocated to the remaining performance obligation for our partially

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
completed hydraulic fracturing operations was $26.5 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of June 30, 2021, the Company had $0.1 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of any potential deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during the six months ended June 30, 2021:

(in thousands)

Balance - January 1, 2021	$1,497
Provision for credit losses during the period	140
Write-off during the period	(1,497)
Balance - June 30, 2021	$140
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt (if any). The estimated fair value of our financial instruments at June 30, 2021, and December 31, 2020, approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
            In the first quarter of 2020, the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and current market prices were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. In the first quarter of 2020, we determined that the carrying value of the Permian drilling assets was greater than its estimated fair value. Accordingly, impairment expense of $1.1 million was recorded for our Permian drilling assets during the three months ended March 31, 2020. There was no impairment of assets during the six months ended June 30, 2021.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 hydraulic horsepower ("HHP") of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment, was fully impaired and written off in the first quarter of 2020 because it was not probable that the Company will exercise the option to purchase the equipment given the then current depressed crude oil prices and other market conditions that have resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the six months ended June 30, 2021, and 2020 in our hydraulic fracturing and drilling segments was $0 and $7.2 million, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposals of, goodwill during the six months ended June 30, 2021. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million was fully impaired during the first quarter of 2020. Accordingly, during the six months ended June 30, 2020, we recorded goodwill impairment of approximately $9.4 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
          Our revolving credit facility ("ABL Credit Facility"), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2021, was approximately $71.8 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the ABL Credit Facility as of June 30, 2021, and December 31, 2020.
Note 5 - Reportable Segment Information
          The Company has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and coiled tubing. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with the FASB Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. The coiled tubing operating segment and corporate administrative expense (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three and six months ended June 30, 2021, was $6.5 million and $11.6 million, respectively. The corporate administrative expense for the three and six months ended June 30, 2020, was $10.6 million and $20.9 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.7% and 93.5% of our pressure pumping revenue during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, our hydraulic fracturing operating segment revenue approximated 89.7% and 93.7% of our pressure pumping revenue, respectively.
          Inter-segment revenues are not material and are not shown separately in the table below.
          The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest expense, income taxes, depreciation and amortization, stock-based compensation expense, severance and related expense, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)). A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$213,461	$3,426	$216,887
Adjusted EBITDA	$46,826	$(11,133)	$35,693
Depreciation and amortization	$32,256	$987	$33,243
Capital expenditures	$30,744	$29	$30,773
Total assets at June 30, 2021	$1,029,140	$37,646	$1,066,786

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$103,815	$2,294	$106,109
Adjusted EBITDA	$34,030	$(8,620)	$25,410
Depreciation and amortization	$38,910	$1,263	$40,173
Capital expenditures	$10,034	$1,846	$11,880
Total assets at December 31, 2020	$1,009,631	$41,108	$1,050,739

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$371,652	$6,693	$378,345
Adjusted EBITDA	$78,697	$(22,988)	$55,709
Depreciation and amortization	$64,770	$1,951	$66,721
Capital expenditures	$60,766	$2,334	$63,100
Total assets at June 30, 2021	$1,029,140	$37,646	$1,066,786

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$490,735	$10,443	$501,178
Adjusted EBITDA	$112,696	$(12,362)	$100,334
Depreciation and amortization	$77,879	$2,498	$80,377
Capital expenditures	$49,301	$2,674	$51,975
Total assets at December 31, 2020	$1,009,631	$41,108	$1,050,739

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(809)	$(7,702)	$(8,511)
Depreciation and amortization	32,256	987	33,243
Interest expense	—	159	159
Income tax benefit	—	(3,697)	(3,697)
Loss (gain) on disposal of assets	15,379	(354)	15,025
Stock-based compensation	—	2,909	2,909
Other expense	—	302	302
Other general and administrative expense(1)	—	(3,737)	(3,737)
Adjusted EBITDA	$46,826	$(11,133)	$35,693

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(13,528)	$(12,392)	$(25,920)
Depreciation and amortization	38,910	1,263	40,173
Interest expense	—	791	791
Income tax benefit	—	(6,460)	(6,460)
Loss on disposal of assets	8,587	147	8,734
Stock-based compensation	—	2,962	2,962
Other expense	—	267	267
Other general and administrative expense(1)	—	4,802	4,802
Retention bonus and severance expense	61	—	61
Adjusted EBITDA	$34,030	$(8,620)	$25,410

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(14,484)	$(14,402)	$(28,886)
Depreciation and amortization	64,770	1,951	66,721
Interest expense	—	335	335
Income tax benefit	—	(10,360)	(10,360)
Loss (gain) on disposal of assets	28,411	(335)	28,076
Stock-based compensation	—	5,396	5,396
Other income	—	(1,487)	(1,487)
Other general and administrative expense (1)	—	(4,698)	(4,698)
Retention bonus and severance expense	—	612	612
Adjusted EBITDA	$78,697	$(22,988)	$55,709

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(9,220)	$(24,504)	$(33,724)
Depreciation and amortization	77,879	2,498	80,377
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,071	2,072
Income tax benefit	—	(7,370)	(7,370)
Loss on disposal of assets	28,402	186	28,588
Stock-based compensation	—	3,433	3,433
Other expense	—	271	271
Other general and administrative expense (1)	—	9,937	9,937
Retention bonus and severance expense	75	21	96
Adjusted EBITDA	$112,696	$(12,362)	$100,334
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries. During the three and six months ended June 30, 2021, we received reimbursement of approximately $5.1 million and $6.7 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.

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
          The table below shows the calculations for the three and six months ended June 30, 2021 and 2020, (in thousands, except for per share data):

	Three Months Ended June 30,
	2021	2020
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(8,511)	$(25,920)

Denominator
Denominator for basic loss per share	102,398	100,821
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted loss per share	102,398	100,821

Basic loss per share	$(0.08)	$(0.26)
Diluted loss per share	$(0.08)	$(0.26)

	Six Months Ended June 30,
	2021	2020
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(28,886)	$(33,724)

Denominator
Denominator for basic loss per share	101,976	100,754
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted loss per share	101,976	100,754

Basic loss per share	$(0.28)	$(0.33)
Diluted loss per share	$(0.28)	$(0.33)

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of June 30, 2021 and 2020, respectively, have not been included in the calculation of diluted loss per common share for the three and six months ended June 30, 2021 and 2020 because they will be anti-dilutive to the calculation of diluted net loss per common share:

(In thousands)
	2021	2020
Stock options	995	4,224
Restricted stock units	1,380	1,269
Performance stock units	1,489	1,051
Total	3,864	6,544
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the six months ended June 30, 2021. As of June 30, 2021, the aggregate intrinsic value for our outstanding stock options was $3.0 million, and the aggregate intrinsic value for our exercisable stock options was $3.0 million. The aggregate intrinsic value for the exercised stock options during the six months ended June 30, 2021 was approximately $18.7 million. The remaining exercise period for both the outstanding and exercisable stock options as of June 30, 2021 was 4.1 years.

          A summary of the stock option activity for the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	4,200,341	$4.82
Granted	—	$—
Exercised	(3,128,798)	$3.39
Forfeited	—	$14.00
Expired	(76,306)	$14.00
Outstanding at June 30, 2021	995,237	$8.61
Exercisable at June 30, 2021	995,237	$8.61
Restricted Stock Units
         During the six months ended June 30, 2021, we granted a total of 787,287 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2021, the total unrecognized compensation expense for all RSUs was approximately $9.8 million, and is expected to be recognized over a weighted average period of approximately 2.1 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          The following table summarizes RSUs activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,165,369	$8.50
Granted	787,287	$9.85
Vested	(570,428)	$8.58
Forfeited	(2,037)	$10.96
Canceled	—	$—
Outstanding at June 30, 2021	1,380,191	$9.23
Performance Share Units
           During the six months ended June 30, 2021, we granted 553,876 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          The following table summarizes information about PSUs activity during the six months ended June 30, 2021:

Period Granted	Target Shares Outstanding at January 1, 2021	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2021	Weighted Average Grant Date FV Per Share
2018	84,322	—	(84,322)	—	—	$27.51
2019	126,318	—	—	—	126,318	$27.49
2020	808,638	—	—	—	808,638	$8.30
2021	—	553,876	—	—	553,876	$15.37
Total	1,019,278	553,876	(84,322)	—	1,488,832	$12.56
Weighted Average FV Per Share	$12.27	$15.37	$27.51	$—	$12.56
          The total stock-based compensation expense for the six months ended June 30, 2021 and 2020 for all stock awards was $5.4 million and $3.4 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2021 was approximately $20.9 million, and is expected to be recognized over a weighted average period of approximately 2.1 years.

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
Equipment Rental and Other Services
         The Company obtains equipment maintenance services from an entity that has a family relationship with an executive officer of the Company. During the six months ended June 30, 2021 and 2020, the Company incurred approximately $0 and $0.3 million, respectively, for equipment maintenance services associated with this related party.
         At June 30, 2021 and December 31, 2020, the Company had no outstanding payables or receivables to or from the above related party transactions.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash.
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $130.7 million and $64.3 million of our total revenue during the three months ended June 30, 2021 and 2020, respectively. Revenue from services provided to Pioneer (including idle fees) accounted for approximately $217.0 million and $191.6 million of our total revenue during the six months ended June 30, 2021 and 2020, respectively.
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the six months ended June 30, 2021 and 2020, the Company reimbursed Pioneer approximately $0 and $2.7 million, respectively.
          As of June 30, 2021, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to approximately $84.9 million and the amount due to Pioneer was $0. As of December 31, 2020, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $41.7 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. During the six months ended June 30, 2021 and 2020, the Company made lease payments of approximately $0.1 million and $0.2 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         We accounted for our Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of June 30, 2021, the weighted average discount rate and remaining lease term was 6.7% and 1.8 years, respectively.
          As of June 30, 2021, the total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.7 million.  As of December 31, 2020, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was $0.5 million. For the six months ended June 30, 2021 and 2020, we recorded operating lease cost of approximately $0.2 million and $0.2 million, respectively, in our statement of operations.
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
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of June 30, 2021 are as follows:

($ in thousands)	Totals
2021	$190
2022	389
2023	98
Total undiscounted future lease payments	677
Less: amount representing interest	(40)
Present value of future lease payments (lease obligation)	$637
          The total cash paid for amounts included in the measurement of our operating lease liability during the six months ended June 30, 2021 was approximately $0.1 million. During the six months ended June 30, 2020, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.2 million and $0.03 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the six months ended June 30, 2021 and 2020 our short-term lease expense was approximately $0.3 million and $0.6 million, respectively.
          In April 2021, we entered into a short-term lease arrangement to lease our gas turbine (the "Equipment Lease"') with a commencement date of June 1, 2021 through September 30, 2021. We have classified the Equipment Lease as an operating lease, and during the six months ended June 30, 2021, we recognized approximately $0.8 million in lease income recorded as part of our pressure pumping segment revenue on our statements of operations, and future lease income, which will be ratably recognized over the remaining lease period, is approximately $2.3 million.
Note 10 - Commitments and Contingencies
Commitments
          We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our businesses and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of June 30, 2021, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $1.6 million. At June 30, 2021, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $4.9 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is based on a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. During the six months ended June 30, 2021 and 2020, no shortfall fee was recorded. However, one of our Sand Suppliers has filed a suit against us that includes claims related to alleged shortfall fees. The suit is in the early stages, and we are contesting the claims. While we cannot reasonably estimate the outcome of the matter at this time, in the opinion of management, the ultimate disposition of the action will not have a materially adverse effect on the Company. One of the Sand Suppliers (“SandCo”) we entered into an agreement with to purchase sand ("Texas Sand") has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas Sand was sourced from a mine located on land owned by an entity in which the former executive officer of the Company has a 44% noncontrolling equity interest. The total sand purchased from SandCo during the three months ended March 31, 2020 (the period the former executive was associated with the Company) was approximately $5.3 million.
          As of June 30, 2021, the Company had issued letters of credit of approximately $3.7 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
           In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the "Shareholder Derivative Lawsuit"). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motions to dismiss.
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
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the Shareholder Derivative Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of June 30, 2021, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as the final outcome cannot be reasonably estimated.
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
Regulatory Audits
           In 2020, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of June 30, 2021, the audit is still at an early stage and the final outcome cannot be reasonably estimated.
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
          Our total available HHP as of June 30, 2021, was 1,423,000 HHP, which was comprised of 50,000 HHP of our new Tier IV Dynamic Gas Blending ("DGB") equipment, 1,265,000 HHP of conventional Tier II equipment and 108,000 HHP of our new DuraStim® electric hydraulic fracturing equipment. Our fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at the wellsites based on our customers' operational needs or as we retire and replace our conventional Tier II equipment.
          In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® electric powered hydraulic fracturing equipment. During the second quarter of 2021, we increased the scope of our DuraStim® equipment field trials by increasing the number of DuraStim® pumps deployed to our customer's wellsites. As we continue with our field trials, the ideal number of DuraStim® pumps that constitute a fleet will depend on a combination of factors, including the ultimate operating performance of DuraStim® pumps following the completion of testing, the particular shale formation where a well is completed, customer service requirements and job design. The Company had set a goal to fully commercialize its first DuraStim® fleet in the second half of 2021, subject to the completion of successful testing. Largely due to supply chain disruptions impacting the continuing testing process, the timing for the Company's ultimate decisions regarding DuraStim® commercialization may be extended We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment in the future through July 31, 2022. We currently have two gas turbines, that could provide electrical power to our DuraStim® fleet. The electrical power sources for future DuraStim® fleets are still being evaluated and could be supplied by the Company or a third-party supplier.
          Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Oilfield Services Inc., Nextier Oilfield Solutions Inc., Patterson-UTI Energy Inc., RPC, Inc., FTS International Inc. and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the capital requirements, and the continuing depressed pricing experienced by the service industry. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, reliability, ability to manage complex logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
          Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Primarily, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have operated. However, we are well-positioned to increase our activity in the Delaware sub-basin in response to demand from our customers. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.
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
Commodity Price and Other Economic Conditions
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as supply chain disruptions and inflation , political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.
          The global public health crisis associated with the COVID-19 pandemic has and could continue to have an adverse effect on global economic activity for the immediate future, has resulted in travel limitations, business closures and the institution of quarantining and other restrictions on movement and business operations in many communities. In 2020, the combined effect of COVID-19 and the energy industry disruptions led to a significant decline in WTI crude oil prices to approximately $21 per barrel at the end of March 2020. In 2021, with OPEC+ managing production levels, the development and administration of COVID-19 vaccines and the lifting of COVID-19 restrictions in certain areas (both in the United States and internationally), there has been a significant recovery in the energy industry and overall economic activities from its lowest point in 2020. However, the demand for crude oil increased rapidly during the first half of 2021 and is expected to continue to increase, but there has been no significant increase in oil and gas production in the United States, which has led to WTI crude oil prices increasing to approximately $72 as of July 28, 2021. The oil and gas industry has not fully recovered as evidenced by continued depressed pricing for most oilfield services, including our services, and shortages of skilled labor force in the Permian Basin. However, we still believe the Permian Basin, our primary area of operation, is the leading basin with the lowest break-even production cost in the United States. Accordingly, the Permian Basin rig count increased significantly from approximately 124 at the beginning of August 2020 to approximately 243 at the end of July 2021, according to Baker Hughes.
          Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment and meet our and our customers’ emissions goals, the demand for our services could be adversely impacted.
          The Permian Basin rig count increase, WTI crude oil price increase and costs inflation could be indicative of an energy market recovery. If the rig count and market conditions continue to improve, including improved customers' pricing and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. However, if market conditions do not improve, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
          Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to the holiday season, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating and financial results in November and December, even in a stable commodity price and operations environment.

How We Evaluate Our Operations
          Our management uses Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
          We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to asset acquisitions, insurance recoveries and one-time professional fees on legal settlements. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(809)	$(7,702)	$(8,511)
Depreciation and amortization	32,256	987	33,243
Interest expense	—	159	159
Income tax benefit	—	(3,697)	(3,697)
Loss (gain) on disposal of assets	15,379	(354)	15,025
Stock-based compensation	—	2,909	2,909
Other expense	—	302	302
Other general and administrative expense(1)	—	(3,737)	(3,737)
Adjusted EBITDA	$46,826	$(11,133)	$35,693

	Three Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(13,528)	$(12,392)	$(25,920)
Depreciation and amortization	38,910	1,263	40,173
Interest expense	—	791	791
Income tax benefit	—	(6,460)	(6,460)
Loss on disposal of assets	8,587	147	8,734
Stock-based compensation	—	2,962	2,962
Other expense	—	267	267
Other general and administrative expense(1)	—	4,802	4,802
Retention bonus and severance expense	61	—	61
Adjusted EBITDA	$34,030	$(8,620)	$25,410

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(14,484)	$(14,402)	$(28,886)
Depreciation and amortization	64,770	1,951	66,721
Interest expense	—	335	335
Income tax benefit	—	(10,360)	(10,360)
Loss (gain) on disposal of assets	28,411	(335)	28,076
Stock-based compensation	—	5,396	5,396
Other income	—	(1,487)	(1,487)
Other general and administrative expense (1)	—	(4,698)	(4,698)
Retention bonus and severance expense	—	612	612
Adjusted EBITDA	$78,697	$(22,988)	$55,709

	Six Months Ended June 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(9,220)	$(24,504)	$(33,724)
Depreciation and amortization	77,879	2,498	80,377
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,071	2,072
Income tax benefit	—	(7,370)	(7,370)
Loss on disposal of assets	28,402	186	28,588
Stock-based compensation	—	3,433	3,433
Other expense	—	271	271
Other general and administrative expense (1)	—	9,937	9,937
Retention bonus and severance expense	75	21	96
Adjusted EBITDA	$112,696	$(12,362)	$100,334
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries. During the three and six months ended June 30, 2021, we received reimbursement of approximately $5.1 million and $6.7 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.

Results of Operations
          We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million and shut down its drilling operations. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category. Total corporate administrative expense for the three and six months ended June 30, 2021 was $6.5 million and $11.6 million, respectively. The corporate administrative expense for the three and six months ended June 30, 2020 was $10.6 million and $20.9 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.7% and 93.5% of our pressure pumping revenue during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, our hydraulic fracturing operating segment revenue approximated 89.7% and 93.7% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2021	2020	$	%
Revenue	$216,887	$106,109	$110,778	104.4%
Less (Add):
Cost of services (1)	162,837	68,193	94,644	138.8%
General and administrative expense (2)	17,529	20,331	(2,802)	(13.8)%
Depreciation and amortization	33,243	40,173	(6,930)	(17.3)%
Loss on disposal of assets	15,025	8,734	6,291	72.0%
Interest expense	159	791	(632)	(79.9)%
Other expense	302	267	35	13.1%
Income tax benefit	(3,697)	(6,460)	(2,763)	(42.8)%
Net loss	$(8,511)	$(25,920)	$(17,409)	(67.2)%

Adjusted EBITDA (3)	$35,693	$25,410	$10,283	40.5%
Adjusted EBITDA Margin (3)	16.5%	23.9%	(7.4)%	(31.0)%

Pressure pumping segment results of operations:
Revenue	$213,461	$103,815	$109,646	105.6%
Cost of services	$159,490	$65,991	$93,499	141.7%
Adjusted EBITDA (3)	$46,826	$34,030	$12,796	37.6%
Adjusted EBITDA Margin (4)	21.9%	32.8%	(10.9)%	(33.2)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $1.0 million and $32.6 million for the three months ended June 30, 2021 and 2020, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
          Revenues.    Revenues increased 104.4%, or $110.8 million, to $216.9 million during the three months ended June 30, 2021, as compared to $106.1 million during the three months ended June 30, 2020. Our pressure pumping segment revenues increased 105.6%, or $109.6 million, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increases were primarily attributable to the significant increase in demand for pressure pumping services, following the rebound from the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The increase in demand for our pressure pumping services resulted in a significant increase in our average effectively utilized fleet count to approximately 13.1 active fleets during the three months ended June 30, 2021 from approximately 4.0 active fleets for the three months ended June 30, 2020. Included in our revenue for the three months ended June 30, 2021 and 2020 was revenue generated from idle fees charged to our customer of approximately $1.0 million and $32.6 million, respectively.
          Revenues from services other than pressure pumping increased 49.3%, or $1.1 million, to $3.4 million for the three months ended June 30, 2021, as compared to $2.3 million for the three months ended June 30, 2020. The increase in revenue from services other than pressure pumping was primarily attributable to the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity following the rebound from the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services increased 138.8%, or $94.6 million, to $162.8 million for the three months ended June 30, 2021, as compared to $68.2 million during the three months ended June 30, 2020. Cost of services in our pressure pumping segment increased $93.5 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services following the rebound from the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity in 2020. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services was 74.7% for the three months ended June 30, 2021, as compared to 63.6% for the three months ended June 30, 2020. Our revenue during the three months ended June 30, 2020, included significant idle fee revenue. Excluding idle fees revenue of $1.0 million and $32.6 million recorded during the three months ended June 30, 2021 and 2020, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 75.1% during the three months ended June 30, 2021, as compared to 92.7% for the three months ended June 30, 2020. The decrease was a result of increased customer activity levels, which is consistent with our fleet utilization.
          General and Administrative Expenses.    General and administrative expenses decreased 13.8%, or $2.8 million, to $17.5 million for the three months ended June 30, 2021, as compared to $20.3 million for the three months ended June 30, 2020. The net decrease was primarily attributable to a decrease in (i) nonrecurring advisory and professional fees of $8.5 million paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, (ii) legal and professional fees of $2.6 million, partially offset by net increases of $3.8 million in payroll expenses and 4.5 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 17.3%, or $6.9 million, to $33.2 million for the three months ended June 30, 2021, as compared to $40.2 million for the three months ended June 30, 2020. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the impairment of certain fixed assets in 2020.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 72.0%, or $6.3 million, to $15.0 million for the three months ended June 30, 2021, as compared to $8.7 million for the three months ended June 30, 2020. The increase was primarily attributable to the significant increase in utilization resulting in an increase in the operational intensity on our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    Interest expense decreased 79.9%, or $0.6 million, to $0.2 million for the three months ended June 30, 2021, as compared to $0.8 million for the three months ended June 30, 2020. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. During the three months ended June 30, 2021, the Company had a zero debt balance, and the interest expense in the three months ended June 30, 2021, relates to the amortization of our capitalized loan origination cost.
          Other Expense.    There was no significant change in other expense. Other expense was $0.3 million for the three months ended June 30, 2021, as compared to $0.3 million for the three months ended June 30, 2020. A significant portion of our other expense consists of our lender's commitment fees.

          Income Taxes.    Total income tax benefit was $3.7 million resulting in an effective tax rate of 30.3% for the three months ended June 30, 2021, as compared to income tax expense of $6.5 million or an effective tax rate of 20.0% for the three months ended June 30, 2020. The income tax benefit recorded in the three months ended June 30, 2021 is primarily attributable to the Company projecting a pre-tax loss in 2021 as compared to pre-tax income in 2020. Furthermore, the change in the effective tax rate from 20.0% to 30.3% in the three months ended June 30, 2021 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2021	2020	$	%
Revenue	$378,345	$501,178	$(122,833)	(24.5)%
Less (Add):
Cost of services (1)	286,215	369,041	(82,826)	(22.4)%
General and administrative expense (2)	37,731	45,269	(7,538)	(16.7)%
Depreciation and amortization	66,721	80,377	(13,656)	(17.0)%
Impairment expense	—	16,654	(16,654)	(100.0)%
Loss on disposal of assets	28,076	28,588	(512)	(1.8)%
Interest expense	335	2,072	(1,737)	(83.8)%
Other (income)/expense	(1,487)	271	1,758	(648.7)%
Income tax benefit	(10,360)	(7,370)	2,990	40.6%
Net loss	$(28,886)	$(33,724)	$(4,838)	(14.3)%

Adjusted EBITDA (3)	$55,709	$100,334	$(44,625)	(44.5)%
Adjusted EBITDA Margin (3)	14.7%	20.0%	(5.3)%	(26.5)%

Pressure pumping segment results of operations:
Revenue	$371,652	$490,735	$(119,083)	(24.3)%
Cost of services	$279,258	$360,215	$(80,957)	(22.5)%
Adjusted EBITDA (3)	$78,697	$112,696	$(33,999)	(30.2)%
Adjusted EBITDA Margin (4)	21.2%	23.0%	(1.8)%	(7.8)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $5.3 million and $34.1 million for the six months ended June 30, 2021 and 2020, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
          Revenues.    Revenues decreased 24.5%, or $122.8 million, to $378.3 million during the six months ended June 30, 2021, as compared to $501.2 million during the six months ended June 30, 2020. Our pressure pumping segment revenues decreased 24.3%, or $119.1 million, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decreases were primarily attributable to the significant pricing discounts we provided our customers beginning April 2020, and in part due to substantially all of our customers directly sourcing certain consumables like sand, chemical, and diesel. Our average effectively utilized fleet count during the six months ended June 30, 2021, was approximately 11.7 active fleets, compared to 11.1 during the six months ended June 30, 2020. Included in our revenue for the six months ended June 30, 2021 and 2020 was revenue generated from idle fees charged to our customer of approximately $5.3 million and $34.1 million, respectively.
          Revenues from services other than pressure pumping decreased 35.9%, or $3.8 million, to $6.7 million for the six months ended June 30, 2021, as compared to $10.4 million for the six months ended June 30, 2020. The decrease in revenues from services other than pressure pumping was primarily attributable to the disposal of our flowback operations in March 2020.

          Cost of Services.    Cost of services decreased 22.4%, or $82.8 million, to $286.2 million for the six months ended June 30, 2021, as compared to $369.0 million during the six months ended June 30, 2020. Cost of services in our pressure pumping segment decreased $81.0 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. These decreases were primarily attributable to the significant reduction in the consumables (like sand, chemical and diesel) we sourced for customers and also our cost optimization strategies following the depressed oil prices and economic slowdown caused by the COVID-19 pandemic. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services increased to 75.1% for the six months ended June 30, 2021, as compared to 73.4% for the six months ended June 30, 2020. The increase in our cost of services percentage was primarily attributable to pricing pressure on our services resulting in customer discounts, partially offset by the idle fees revenue. Excluding idle fees revenue of $5.3 million and $34.1 million recorded during the six months ended June 30, 2021 and 2020, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 76.2% during the six months ended June 30, 2021, as compared to 78.9% for the six months ended June 30, 2020. The decrease was a result of increased operational efficiencies and reduction in certain consumables provided to customers.
          General and Administrative Expenses.    General and administrative expenses decreased 16.7%, or $7.5 million, to $37.7 million for the six months ended June 30, 2021, as compared to $45.3 million for the six months ended June 30, 2020. The net decrease was primarily attributable to a decrease in (i) nonrecurring advisory and professional fees of $14.6 million paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, (ii) legal and professional fees of approximately $2.7 million, which was partially offset by a net increase of approximately $9.0 million paid in payroll expenses, and $0.8 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 17.0%, or $13.7 million, to $66.7 million for the six months ended June 30, 2021, as compared to $80.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to the overall decrease in our fixed asset base in 2020, partly attributable to the impairment of certain fixed assets in 2020.
          Impairment Expense.    There was no impairment expense during the six months ended June 30, 2021. During the six months ended June 30, 2020 depressed market conditions, crude oil prices and negative near-term outlook for the utilization of certain of our equipment resulted in the Company recording an impairment expense of $16.7 million, of which $9.4 million relates to goodwill impairment and $7.2 million relates to property and equipment impairment.
          Loss on Disposal of Assets.    Loss on the disposal of assets was relatively flat with a slight decrease of 1.8%, or $0.5 million, to $28.1 million for the six months ended June 30, 2021, as compared to $28.6 million for six months ended June 30, 2020.
          Interest Expense.    Interest expense decreased 83.8%, or $1.7 million, to $0.3 million for the six months ended June 30, 2021, as compared to $2.1 million for the six months ended June 30, 2020. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
          Other (Income)/Expense.     Other income increased to approximately $1.5 million for the six months ended June 30, 2021, as compared to $0.3 million in expense for the six months ended June 30, 2020. The increase in other income is primarily attributable to the net refund of approximately $2.1 million to the Company from the sales and excise and use tax audit and partially offset by an expense related to our lender's commitment fees during six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
          Income Taxes.   Total income tax benefit was $10.4 million resulting in an effective tax rate of 26.4% for the six months ended June 30, 2021, as compared to income tax expense of $7.4 million or an effective tax rate of 17.9% for the six months ended June 30, 2020. The income tax benefit recorded in the six months ended June 30, 2021 is primarily attributable to the Company projecting a pre-tax loss in 2021 as compared to pre-tax income in 2020. Furthermore, the change in the effective tax rate from 17.9% to 26.4% in the six months ended June 30, 2021 was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense reducing the benefit recorded for the pre-tax loss.

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
           As of June 30, 2021, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $140.8 million, consisting of cash and cash equivalents of $72.7 million and $68.1 million of availability under our ABL Credit Facility.
           As of July 28, 2021, our total liquidity was approximately $140.0 million, consisting of cash and cash equivalents of $70.8 million and $69.2 million of availability under our ABL Credit Facility.
           In 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions led by depressed WTI crude oil prices, the Company experienced a significant decrease in its liquidity. In 2021, we have experienced a gradual recovery in the energy industry and crude oil prices resulting from the reduction in the COVID-19 infection rate following the administration of COVID-19 vaccines, which we believe will improve the demand for crude oil and consequently the demand for our pressure pumping services, thus improving our future liquidity. However, the current market conditions resulting from the COVID-19 pandemic could rapidly change and there could be a new outbreak of a COVID-19 variant or the vaccines may not be as effective as anticipated, which could negatively impact the demand for our services and our future revenue, results of operations and cash flows.
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
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of June 30, 2021 was approximately $71.8 million and was approximately $72.9 million as of July 28, 2021. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. There were no borrowings under the ABL Credit Facility for the six months ended June 30, 2021.
           In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the ABL Credit Facility is subject to LIBOR rates but has a term that extends beyond the end of 2021 when LIBOR will be phased out. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of eventual replacement of the LIBOR interest rate, although our ABL Credit Facility agreement allows us to elect an alternative rate (base rate) to accrue interest.

Future Sources and Use of Cash and Contractual Obligations
          Our future primary use of cash will be to fund capital expenditures. Capital expenditures for 2021 are projected to be primarily related to maintenance capital expenditures to support our existing assets, including costs to convert our existing conventional Tier II equipment to lower emissions Tier IV DGB equipment.
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
         In addition, we have option agreements with our equipment manufacturer to purchase additional 108,000 HHP of DuraStim® hydraulic fracturing equipment through July 31, 2022. We believe the cost to acquire the DuraStim® hydraulic fracturing equipment will be comparable to our previously purchased DuraStim® hydraulic fracturing equipment. Currently, because of ongoing testing and commercialization efforts, we cannot reasonably determine whether or not we will exercise these options before they expire.
          In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2021.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020

Net cash provided by operating activities	$61,480	$96,910
Net cash used in investing activities	$(50,920)	$(78,025)
Net cash used in financing activities	$(6,631)	$(130,615)
Cash Flows From Operating Activities
          Net cash provided by operating activities was $61.5 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $96.9 million for the six months ended June 30, 2020. The net decrease of $35.4 million was primarily due to decreased profitability and the timing of collections of our receivables from customers and payments to vendors. Our effectively utilized fleet count was relatively flat with a slight increase to approximately 11.7 active fleets during the six months ended June 30, 2021 from approximately 11.1 active fleets for the six months ended June 30, 2020.
Cash Flows From Investing Activities
          Net cash used in investing activities decreased to $50.9 million for the six months ended June 30, 2021, from $78.0 million for the six months ended June 30, 2020. The decrease was primarily attributable to the lower maintenance capital expenditures driven primarily by equipment redundancies.
Cash Flows From Financing Activities
          Net cash used in financing activities was $6.6 million for the six months ended June 30, 2021, and net cash provided by financing activities was $130.6 million for the six months ended June 30, 2020. The net decrease in cash from financing activities during the six months ended June 30, 2021 was primarily driven by no repayments of borrowings under our ABL Credit Facility, compared to repayment of borrowings under our ABL Credit Facility of $130 million during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2021.

Critical Accounting Policies and Estimates
           There have been no material changes during the six months ended June 30, 2021 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2021, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
         No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
           See “Note 10 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
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

SIGNATURES

Date:	August 5, 2021	By:	/s/ Phillip A. Gobe
Phillip A. Gobe
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)