Form 10-Q
period 2021-09-30
ProPetro Holding Corp.
filed 2021-11-04
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 29, 2021, was 103,371,315.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:
•the severity and duration of world health events, including the coronavirus ("COVID-19") pandemic and the related economic repercussions;
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
-ii-

•growing demand for electric vehicles that result in reduced demand for gasoline and therefore the demand for our services;
•our ability to successfully implement technological developments and enhancements, including the DuraStim® hydraulic fracturing equipment and associated power solutions;
•operating hazards, natural disasters, weather-related delays, casualty and equipment losses and other matters beyond our control, which risks may be self-insured, or may not be fully covered under our insurance programs;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•the effects of current and future litigation, including the Logan Lawsuit;
•the timing and outcome of, including potential expense associated with, the pending U.S. Securities and Exchange Commission (the "SEC") investigation;
•the potential impact on our business and stock price of any announcements regarding the SEC's pending investigation, the Logan Lawsuit; and
•our ability to successfully execute on our plans and objectives.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,601	$68,772
Accounts receivable - net of allowance for credit losses of $217 and $1,497, respectively	149,650	84,244
Inventories	3,477	2,729
Prepaid expenses	5,197	11,199
Other current assets	14	782
Total current assets	242,939	167,726
PROPERTY AND EQUIPMENT - net of accumulated depreciation	853,928	880,477
OPERATING LEASE RIGHT-OF-USE ASSETS	486	709
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,397	1,827
Total other noncurrent assets	1,397	1,827
TOTAL ASSETS	$1,098,750	$1,050,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$167,085	$79,153
Operating lease liabilities	360	334
Accrued and other current liabilities	24,597	24,676
Total current liabilities	192,042	104,163
DEFERRED INCOME TAXES	63,701	75,340
NONCURRENT OPERATING LEASE LIABILITIES	192	465
Total liabilities	255,935	179,968
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,259,971 and 100,912,777 shares issued, respectively	103	101
Additional paid-in capital	841,110	835,115
Retained earnings	1,602	35,555
Total shareholders’ equity	842,815	870,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,098,750	$1,050,739
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE - Service revenue	$250,099	$133,710	$628,444	$634,888
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	188,690	99,592	474,905	468,633
General and administrative (inclusive of stock-based compensation)	21,348	21,817	59,079	67,086
Depreciation and amortization	33,531	37,467	100,253	117,844
Impairment expense	—	—	—	16,654
Loss on disposal of assets	12,424	11,286	40,500	39,875
Total costs and expenses	255,993	170,162	674,737	710,092
OPERATING LOSS	(5,894)	(36,452)	(46,293)	(75,204)
OTHER EXPENSE:
Interest expense	(143)	(137)	(477)	(2,208)
Other (expense)/Income	(309)	(312)	1,178	(583)
Total other (expense)/Income	(452)	(449)	701	(2,791)
LOSS BEFORE INCOME TAXES	(6,346)	(36,901)	(45,592)	(77,995)
INCOME TAX BENEFIT	1,279	7,717	11,639	15,087
NET LOSS	$(5,067)	$(29,184)	$(33,953)	$(62,908)

NET LOSS PER COMMON SHARE:
Basic	$(0.05)	$(0.29)	$(0.33)	$(0.62)
Diluted	$(0.05)	$(0.29)	$(0.33)	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	103,257	100,897	102,408	100,802
Diluted	103,257	100,897	102,408	100,802

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net loss	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269
Stock-based compensation cost	—	—	2,909	—	2,909
Issuance of equity awards, net	1,169	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(159)	—	(159)
Proceeds from exercise of stock awards	—	—	3,235	—	3,235
Net loss	—	—	—	(8,511)	(8,511)
BALANCE - June 30, 2021	103,227	$103	$837,971	$6,669	$844,743
Stock-based compensation cost	—	—	3,009	—	3,009
Issuance of equity awards, net	33	—	—	—	—
Proceeds from exercise of stock awards	—	—	130	—	130
Net loss	—	—	—	(5,067)	(5,067)
BALANCE - September 30, 2021	103,260	$103	$841,110	$1,602	$842,815

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	969,305
Stock-based compensation cost	—	—	471	—	471
Issuance of equity awards, net	154	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(456)	—	(456)
Net loss	—	—	—	(7,804)	(7,804)
BALANCE - March 31, 2020	100,778	$101	$826,644	$134,771	$961,516
Stock-based compensation cost	—	—	2,962	—	2,962
Issuance of equity awards, net	111	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(129)	—	(129)
Net loss	—	—	—	(25,920)	(25,920)
BALANCE - June 30, 2020	100,889	$101	$829,477	$108,851	$938,429
Stock-based compensation cost	—	—	2,535	—	2,535
Issuance of equity awards, net	9	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(13)	—	(13)
Net loss	—	—	—	(29,184)	(29,184)
BALANCE - September 30, 2020	100,898	$101	$831,999	$79,667	$911,767
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,953)	$(62,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,253	117,844
Impairment expense	—	16,654
Deferred income tax benefit	(11,639)	(15,490)
Amortization of deferred debt issuance costs	405	407
Stock-based compensation	8,405	5,968
Provision for credit losses	282	448
Loss on disposal of assets	40,500	39,875
Changes in operating assets and liabilities:
Accounts receivable	(65,244)	117,072
Other current assets	325	2,598
Inventories	(747)	587
Prepaid expenses	6,027	4,741
Accounts payable	64,237	(97,380)
Accrued and other current liabilities	408	(11,996)
Accrued interest	—	(394)
Net cash provided by operating activities	109,259	118,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(87,700)	(86,509)
Proceeds from sale of assets	2,151	4,330
Net cash used in investing activities	(85,549)	(82,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	—	(130,000)
Payment of finance lease obligation	—	(30)
Repayments of insurance financing	(5,473)	—
Proceeds from exercise of equity awards	3,365	—
Tax withholdings paid for net settlement of equity awards	(5,773)	(598)
Net cash used in financing activities	(7,881)	(130,628)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,829	(94,781)
CASH AND CASH EQUIVALENTS - Beginning of period	68,772	149,036
CASH AND CASH EQUIVALENTS - End of period	$84,601	$54,255

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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At September 30, 2021 and December 31, 2020, accrued revenue (unbilled receivable) included as part of our accounts receivable was $33.3 million and $8.6 million, respectively. At September 30, 2021, the transaction price allocated to the remaining performance obligation for our partially

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
completed hydraulic fracturing operations was $15.5 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of September 30, 2021, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of any potential deteriorating economic conditions for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during the nine months ended September 30, 2021:

(in thousands)

Balance - January 1, 2021	$1,497
Provision for credit losses during the period	282
Write-off during the period	(1,562)
Balance - September 30, 2021	$217
Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2021
           In December 2019, the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2021, we adopted this guidance and the adoption did not materially affect the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted in 2021
            In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate ("LIBOR"). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt (if any). The estimated fair value of our financial instruments at September 30, 2021, and December 31, 2020, approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
            In the first quarter of 2020, the negative future near-term outlook resulting from the continued idling of our Permian drilling assets and current market prices were indicative of potential impairment, resulting in the Company comparing the carrying value of the Permian drilling assets with its estimated fair value. In the first quarter of 2020, we determined that the carrying value of the Permian drilling assets was greater than its estimated fair value. Accordingly, impairment expense of $1.1 million was recorded for our Permian drilling assets during the three months ended March 31, 2020. There was no impairment of assets during the nine months ended September 30, 2021.
          In 2019, the Company entered an agreement with its equipment manufacturer granting the Company the option to purchase additional 108,000 hydraulic horsepower ("HHP") of DuraStim® equipment, with the purchase option expiring at different times through July 31, 2022, as amended. The option fee of $6.1 million, classified as a deposit for property and equipment as part of our pressure pumping reportable segment, was fully impaired and written off in the first quarter of 2020 because it was not probable that the Company will exercise the option to purchase the equipment given the then depressed crude oil prices and other market conditions that resulted in a decline in the demand for our hydraulic fracturing services.
          The total non-cash property and equipment impairment charges recorded during the nine months ended September 30, 2021, and 2020 in our hydraulic fracturing and drilling segments was $0 and $7.2 million, respectively.
          We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies' market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit's carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to, or disposals of, goodwill during the nine months ended September 30, 2021. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our impairment test also considered other relevant factors, including market capitalization and market participants' view of the oil and gas industry in reaching our conclusion that that carrying value of our goodwill in our pressure pumping reportable segment of $9.4 million was fully impaired during the first quarter of 2020. Accordingly, during the nine months ended September 30, 2020, we recorded goodwill impairment of approximately $9.4 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
          Our revolving credit facility ("ABL Credit Facility"), as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2021, was approximately $72.7 million. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
          Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the ABL Credit Facility as of September 30, 2021, and December 31, 2020.
Note 5 - Reportable Segment Information
          The Company has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and coiled tubing. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
          In accordance with the FASB Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. The coiled tubing operating segment and corporate administrative expense (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three and nine months ended September 30, 2021, was $13.5 million and $25.1 million, respectively. The corporate administrative expense for the three and nine months ended September 30, 2020, was $7.0 million and $27.9 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.4% and 93.5% of our pressure pumping revenue during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, our hydraulic fracturing operating segment revenue approximated 95.2% and 94.0% of our pressure pumping revenue, respectively.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$245,641	$4,458	$250,099
Adjusted EBITDA	$53,975	$(11,877)	$42,098
Depreciation and amortization	$32,536	$995	$33,531
Capital expenditures	$52,904	$300	$53,204
Total assets at September 30, 2021	$1,060,206	$38,544	$1,098,750

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$131,321	$2,389	$133,710
Adjusted EBITDA	$26,662	$(9,308)	$17,354
Depreciation and amortization	$36,326	$1,141	$37,467
Capital expenditures	$7,571	$370	$7,941
Total assets at December 31, 2020	$1,009,631	$41,108	$1,050,739

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$617,293	$11,151	$628,444
Adjusted EBITDA	$132,673	$(34,866)	$97,807
Depreciation and amortization	$97,307	$2,946	$100,253
Capital expenditures	$113,670	$2,634	$116,304
Total assets at September 30, 2021	$1,060,206	$38,544	$1,098,750

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Service revenue	$622,055	$12,833	$634,888
Adjusted EBITDA	$139,359	$(21,671)	$117,688
Depreciation and amortization	$114,205	$3,639	$117,844
Capital expenditures	$56,873	$3,042	$59,915
Total assets at December 31, 2020	$1,009,631	$41,108	$1,050,739

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$9,058	$(14,125)	$(5,067)
Depreciation and amortization	32,536	995	33,531
Interest expense	—	143	143
Income tax benefit	—	(1,279)	(1,279)
Loss on disposal of assets	12,381	43	12,424
Stock-based compensation	—	3,009	3,009
Other expense	—	309	309
Other general and administrative expense(1)	—	(972)	(972)
Adjusted EBITDA	$53,975	$(11,877)	$42,098

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(20,920)	$(8,264)	$(29,184)
Depreciation and amortization	36,326	1,141	37,467
Interest expense	—	137	137
Income tax benefit	—	(7,717)	(7,717)
Loss on disposal of assets	11,256	30	11,286
Stock-based compensation	—	2,535	2,535
Other expense	—	312	312
Other general and administrative expense(1)	—	2,481	2,481
Severance expense	—	37	37
Adjusted EBITDA	$26,662	$(9,308)	$17,354

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(5,426)	$(28,527)	$(33,953)
Depreciation and amortization	97,307	2,946	100,253
Interest expense	—	477	477
Income tax benefit	—	(11,639)	(11,639)
Loss (gain) on disposal of assets	40,792	(292)	40,500
Stock-based compensation	—	8,405	8,405
Other income	—	(1,178)	(1,178)
Other general and administrative expense (1)	—	(5,670)	(5,670)
Severance expense	—	612	612
Adjusted EBITDA	$132,673	$(34,866)	$97,807

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(30,140)	$(32,768)	$(62,908)
Depreciation and amortization	114,205	3,639	117,844
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,207	2,208
Income tax benefit	—	(15,087)	(15,087)
Loss on disposal of assets	39,659	216	39,875
Stock-based compensation	—	5,968	5,968
Other expense	—	583	583
Other general and administrative expense (1)	—	12,418	12,418
Retention bonus and severance expense	75	58	133
Adjusted EBITDA	$139,359	$(21,671)	$117,688
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries. During the three and nine months ended September 30, 2021, we received reimbursement of approximately $1.4 million and $8.1 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.

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
          The table below shows the calculations for the three and nine months ended September 30, 2021 and 2020, (in thousands, except for per share data):

	Three Months Ended September 30,
	2021	2020
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(5,067)	$(29,184)

Denominator
Denominator for basic loss per share	103,257	100,897
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted loss per share	103,257	100,897

Basic loss per share	$(0.05)	$(0.29)
Diluted loss per share	$(0.05)	$(0.29)

	Nine Months Ended September 30,
	2021	2020
Numerator (both basic and diluted)
Net loss relevant to common stockholders	$(33,953)	$(62,908)

Denominator
Denominator for basic loss per share	102,408	100,802
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted loss per share	102,408	100,802

Basic loss per share	$(0.33)	$(0.62)
Diluted loss per share	$(0.33)	$(0.62)

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of September 30, 2021 and 2020, respectively, have not been included in the calculation of diluted loss per common share for the three and nine months ended September 30, 2021 and 2020 because they will be anti-dilutive to the calculation of diluted net loss per common share:

(In thousands)
	2021	2020
Stock options	962	4,220
Restricted stock units	1,435	1,218
Performance stock units	1,586	1,042
Total	3,983	6,480
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the nine months ended September 30, 2021. As of September 30, 2021, the aggregate intrinsic value for our outstanding stock options was $2.6 million, and the aggregate intrinsic value for our exercisable stock options was $2.6 million. The aggregate intrinsic value for the exercised stock options during the nine months ended September 30, 2021 was approximately $18.9 million. The remaining exercise period for both the outstanding and exercisable stock options as of September 30, 2021 was 3.9 years.

          A summary of the stock option activity for the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	4,200	$4.82
Granted	—	$—
Exercised	(3,162)	$3.40
Forfeited	—	$—
Expired	(76)	$14.00
Outstanding at September 30, 2021	962	$8.76
Exercisable at September 30, 2021	962	$8.76
Restricted Stock Units
         During the nine months ended September 30, 2021, we granted a total of 851,885 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2021, the total unrecognized compensation expense for all RSUs was approximately $8.9 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          The following table summarizes RSUs activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	1,165	$8.50
Granted	852	$9.69
Vested	(570)	$8.58
Forfeited	(12)	$10.40
Canceled	—	$—
Outstanding at September 30, 2021	1,435	$9.16
Performance Share Units
           During the nine months ended September 30, 2021, we granted 650,774 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
          The following table summarizes information about PSUs activity during the nine months ended September 30, 2021:

Period Granted	Target Shares Outstanding at January 1, 2021	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2021	Weighted Average Grant Date FV Per Share
2018	84	—	(84)	—	—	$27.51
2019	126	—	—	—	126	$27.49
2020	809	—	—	—	809	$8.30
2021	—	651	—	—	651	$14.76
Total	1,019	651	(84)	—	1,586	$12.48
Weighted Average FV Per Share	$12.27	$14.76	$27.51	$—	$12.48
          The total stock-based compensation expense for the nine months ended September 30, 2021 and 2020 for all stock awards was $8.4 million and $6.0 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2021 was approximately $19.5 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

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
Equipment Rental and Other Services
         The Company obtains equipment maintenance services from an entity that has a family relationship with an executive officer of the Company. During the nine months ended September 30, 2021 and 2020, the Company incurred approximately $0 and $1.2 million, respectively, for equipment maintenance services associated with this related party.
         At September 30, 2021 and December 31, 2020, the Company had no outstanding payables or receivables to or from the above related party transactions.
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
          Revenue from services provided to Pioneer (including idle fees) accounted for approximately $147.3 million and $68.3 million of our total revenue during the three months ended September 30, 2021 and 2020, respectively. Revenue from services provided to Pioneer (including idle fees) accounted for approximately $364.3 million and $259.9 million of our total revenue during the nine months ended September 30, 2021 and 2020, respectively.
          In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for our portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During the nine months ended September 30, 2021 and 2020, the Company reimbursed Pioneer approximately $0 and $2.7 million, respectively.
          As of September 30, 2021, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including idle fees) we provided, amounted to approximately $89.4 million and the amount due to Pioneer was $0. As of December 31, 2020, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $41.7 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The lease is with an entity in which a former director of the Company has a noncontrolling equity ownership interest. During the nine months ended September 30, 2021 and 2020, the Company made lease payments of approximately $0.3 million and $0.3 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change. Effective January 1, 2019, the remaining lease term in our present value estimate of the minimum future lease payments was four years.
         We accounted for our Real Estate Lease to be an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate lease because we concluded that the accounting effect was insignificant. As of September 30, 2021, the weighted average discount rate and remaining lease term was 6.7% and 1.5 years, respectively.
          As of September 30, 2021, the total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.8 million.  As of December 31, 2020, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was $0.5 million. For the nine months ended September 30, 2021 and 2020, we recorded operating lease cost of approximately $0.3 million and $0.3 million, respectively, in our statement of operations.
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
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of September 30, 2021 are as follows:

($ in thousands)	Totals
2021	$95
2022	389
2023	98
Total undiscounted future lease payments	582
Less: amount representing interest	(30)
Present value of future lease payments (lease obligation)	$552
          The total cash paid for amounts included in the measurement of our operating lease liability during the nine months ended September 30, 2021 was approximately $0.3 million. During the nine months ended September 30, 2020, total cash paid for amounts included in the measurement of our operating and finance lease liabilities was approximately $0.3 million and $0.03 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the nine months ended September 30, 2021 and 2020 our short-term lease expense was approximately $0.4 million and $0.8 million, respectively.
          In April 2021, we entered into a short-term lease arrangement to lease our gas turbine (the "Equipment Lease"') with a commencement date of June 1, 2021 through September 30, 2021. We have classified the Equipment Lease as an operating lease, and during the three and nine ended September 30, 2021, we recognized approximately $2.3 million and $3.0 million, respectively in lease income recorded as part of our pressure pumping segment revenue on our statements of operations.
Note 10 - Commitments and Contingencies
Commitments
          We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our businesses and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of September 30, 2021, the total outstanding contractual commitments entered into as part of normal course of business for supply of certain equipment and other assets was approximately $1.0 million. At September 30, 2021, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $4.3 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is based on a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. During the nine months ended September 30, 2021 and 2020, no shortfall fee was recorded. However, one of our Sand Suppliers has filed a suit against us that includes claims related to alleged shortfall fees. The suit is in the early stages, and we are contesting the claims. While we cannot reasonably estimate the outcome of the matter at this time, in the opinion of management, the ultimate disposition of the action will not have a materially adverse effect on the Company. One of the Sand Suppliers (“SandCo”) we entered into an agreement to purchase sand ("Texas Sand") has an indirect relationship with a former executive officer of the Company, because beginning in 2018, the Texas Sand was sourced from a mine located on land owned by an entity in which the former executive officer of the Company has a 44% noncontrolling equity interest. The total sand purchased from SandCo during the three months ended March 31, 2020 (the period the former executive was associated with the Company) was approximately $5.3 million.
          As of September 30, 2021, the Company had issued letters of credit of approximately $3.7 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
Legal Matters
           In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
          In July 2020, the Logan Lawsuit Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit, individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020, filed a third amended class action complaint in the U.S. District Court for the Western District of Texas, alleging violations of Sections 10(b) and 20(a) of the Exchange Act, as amended, and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended, based on allegedly inaccurate or misleading statements, or omissions of material facts, about the Company’s business, operations and prospects against the Company, certain former officers and current and former directors. In August 2020, the Company filed a motion to dismiss the Logan Lawsuit and in September 2020, the plaintiffs filed their opposition. In October 2020, the Company filed its reply brief in

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

support of the motion to dismiss. On September 13, 2021, the Court partially granted and partially denied the motions to dismiss filed by the Company and the individual defendants.
           In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the "Shareholder Derivative Lawsuit"). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they seek various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. In October 2020, the Company and other defendants filed motions to dismiss the Shareholder Derivative Lawsuit and in December 2020, the plaintiffs filed their opposition. In January 2021, the Company and other defendants filed reply briefs in support of the motions to dismiss. On September 15, 2021, the Court granted the Company's motion to dismiss the complaint in its entirety, without prejudice.
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
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, the SEC investigation, or any other related lawsuit or investigation. As of September 30, 2021, no provision was made by the Company in connection with these pending lawsuits and the SEC investigation as the final outcome cannot be reasonably estimated.
Environmental and Equipment Insurance
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
          Effective November 2021 and in connection with our equipment insurance program renewal, the Company will self-insure up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at the wellsites.
Regulatory Audits
           In 2020, the Texas Comptroller of Public Accounts commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of September 30, 2021, the audit is still at an early stage and the final outcome cannot be reasonably estimated.
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
          Our total available HHP as of September 30, 2021, was 1,423,000 HHP, which was comprised of 70,000 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment, 1,245,000 HHP of conventional Tier II equipment and 108,000 HHP of our DuraStim® electric hydraulic fracturing equipment. Our fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at the wellsites based on our customers' operational needs or as we retire and replace our conventional Tier II equipment. In addition, in September 2021, we placed an order with our equipment manufacturers for 125,000 HHP of additional Tier IV DGB equipment, which we expect to be delivered at different times beginning in December 2021, and continuing through the first half of 2022. We expect to use this new equipment to convert some of our existing conventional Tier II equipment to lower emissions Tier IV DGB equipment.

          In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® electric powered hydraulic fracturing equipment, which is currently undergoing periodic field trials and has yet to be commercialized. During the second quarter of 2021, we increased the scope of our DuraStim® equipment field trials by increasing the number of DuraStim® pumps deployed to our customer's wellsites. As we continue with our field trials, the ideal number of DuraStim® pumps that constitute a fleet will depend on a combination of factors, including the ultimate operating performance of DuraStim® pumps following the completion of testing, the particular shale formation where a well is completed, customer service requirements and job design. The Company intends to commercialize its first DuraStim® fleet in 2022, subject to the completion of successful testing. Largely due to supply chain disruptions impacting the continuing testing process, the timing for the Company's ultimate decisions regarding DuraStim® commercialization may be extended. We also have an option to purchase up to an additional 108,000 HHP of DuraStim® hydraulic fracturing equipment in the future through July 31, 2022. We currently have two gas turbines, one of which has provided electrical power to our DuraStim® fleet. In the future, we may utilize alternative power solutions for our electric equipment, and, consequently, may lease or sell one or both of the gas turbines.
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
Commodity Price and Other Economic Conditions
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as supply chain disruptions and inflation, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.
          The global public health crisis associated with the COVID-19 pandemic could continue to have an adverse effect on global economic activity for the foreseeable future. Some of the challenges resulting from the COVID-19 pandemic that have impacted our business include restrictions on movement of personnel and associated gatherings, shortage of skilled labor, cost inflation and supply chain disruptions. Additionally, with most of the large, capitalized E&P companies in the United States, including our customers, closely managing their operating budget and exercising capital discipline, we do not currently expect significant increases in crude oil production over the short-to-medium term. Furthermore, OPEC+ has indicated that they will continue with their plans to manage production levels by gradually increasing crude oil output.With the tightness in crude oil production and growing demand for crude oil, there has been a significant increase in rig count and WTI crude oil prices have increased to over $84 per barrel in October 2021 from its lowest point of $20 per barrel in March 2020. The Permian Basin rig count has increased significantly from approximately 124 at the beginning of August 2020 to approximately 268 at the end of October 2021, according to Baker Hughes. Although crude oil prices are currently at a 7-year high, the oilfield services industry, including the pressure pumping segment, has not fully recovered as evidenced by continued depressed pricing for most of our services, and shortages of skilled labor force in the Permian Basin. However, we still believe that the Permian Basin, our primary area of operation, will be the most attractive basin to E&P companies and should command higher prices and associated profitability, if the overall demand for crude oil and our services continue to increase.
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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$9,058	$(14,125)	$(5,067)
Depreciation and amortization	32,536	995	33,531
Interest expense	—	143	143
Income tax benefit	—	(1,279)	(1,279)
Loss on disposal of assets	12,381	43	12,424
Stock-based compensation	—	3,009	3,009
Other expense	—	309	309
Other general and administrative expense(1)	—	(972)	(972)
Adjusted EBITDA	$53,975	$(11,877)	$42,098

	Three Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(20,920)	$(8,264)	$(29,184)
Depreciation and amortization	36,326	1,141	37,467
Interest expense	—	137	137
Income tax benefit	—	(7,717)	(7,717)
Loss on disposal of assets	11,256	30	11,286
Stock-based compensation	—	2,535	2,535
Other expense	—	312	312
Other general and administrative expense(1)	—	2,481	2,481
Severance expense	—	37	37
Adjusted EBITDA	$26,662	$(9,308)	$17,354

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net loss	$(5,426)	$(28,527)	$(33,953)
Depreciation and amortization	97,307	2,946	100,253
Interest expense	—	477	477
Income tax benefit	—	(11,639)	(11,639)
Loss (gain) on disposal of assets	40,792	(292)	40,500
Stock-based compensation	—	8,405	8,405
Other income	—	(1,178)	(1,178)
Other general and administrative expense (1)	—	(5,670)	(5,670)
Severance expense	—	612	612
Adjusted EBITDA	$132,673	$(34,866)	$97,807

	Nine Months Ended September 30, 2020
	Pressure Pumping	All Other	Total
Net loss	$(30,140)	$(32,768)	$(62,908)
Depreciation and amortization	114,205	3,639	117,844
Impairment expense	15,559	1,095	16,654
Interest expense	1	2,207	2,208
Income tax benefit	—	(15,087)	(15,087)
Loss on disposal of assets	39,659	216	39,875
Stock-based compensation	—	5,968	5,968
Other expense	—	583	583
Other general and administrative expense (1)	—	12,418	12,418
Retention bonus and severance expense	75	58	133
Adjusted EBITDA	$139,359	$(21,671)	$117,688
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) relates to nonrecurring professional fees paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, net of insurance recoveries. During the three and nine months ended September 30, 2021, we received reimbursement of approximately $1.4 million and $8.1 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.

Results of Operations
          We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million and shut down its drilling operations. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category. Total corporate administrative expense for the three and nine months ended September 30, 2021 was $13.5 million and $25.1 million, respectively. The corporate administrative expense for the three and nine months ended September 30, 2020 was $7.0 million and $27.9 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.4% and 93.5% of our pressure pumping revenue during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, our hydraulic fracturing operating segment revenue approximated 95.2% and 94.0% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2021	2020	$	%
Revenue	$250,099	$133,710	$116,389	87.0%
Less (Add):
Cost of services (1)	188,690	99,592	89,098	89.5%
General and administrative expense (2)	21,348	21,817	(469)	(2.1)%
Depreciation and amortization	33,531	37,467	(3,936)	(10.5)%
Loss on disposal of assets	12,424	11,286	1,138	10.1%
Interest expense	143	137	6	4.4%
Other expense	309	312	(3)	(1.0)%
Income tax benefit	(1,279)	(7,717)	(6,438)	(83.4)%
Net loss	$(5,067)	$(29,184)	$(24,117)	(82.6)%

Adjusted EBITDA (3)	$42,098	$17,354	$24,744	142.6%
Adjusted EBITDA Margin (3)	16.8%	13.0%	3.8%	29.2%

Pressure pumping segment results of operations:
Revenue	$245,641	$131,321	$114,320	87.1%
Cost of services	$184,972	$97,362	$87,610	90.0%
Adjusted EBITDA (3)	$53,975	$26,662	$27,313	102.4%
Adjusted EBITDA Margin (4)	22.0%	20.3%	1.7%	8.4%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $0 and $6.9 million for the three months ended September 30, 2021 and 2020, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
          Revenues.    Revenues increased 87.0%, or $116.4 million, to $250.1 million during the three months ended September 30, 2021, as compared to $133.7 million during the three months ended September 30, 2020. Our pressure pumping segment revenues increased 87.1%, or $114.3 million, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increases were primarily attributable to the significant increase in demand for pressure pumping services, following the rebound from the depressed oil prices and slowdown in economic activity resulting from the COVID-19 pandemic. The increase in demand for our pressure pumping services resulted in a significant increase in our average effectively utilized fleet count to approximately 13.8 active fleets during the three months ended September 30, 2021 from approximately 8.5 active fleets for the three months ended September 30, 2020. In addition, we increased our operational efficiencies and improved pricing across our customer base during the three months ended September 30, 2021. Included in our revenue for the three months ended September 30, 2021 and 2020 was revenue generated from idle fees charged to our customer of approximately $0 and $6.9 million, respectively.
          Revenues from services other than pressure pumping increased 86.6%, or $2.1 million, to $4.5 million for the three months ended September 30, 2021, as compared to $2.4 million for the three months ended September 30, 2020. The increase in revenue from services other than pressure pumping was primarily attributable to the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity following the recovery from the depressed oil prices and impact of the COVID-19 pandemic.
          Cost of Services.    Cost of services increased 89.5%, or $89.1 million, to $188.7 million for the three months ended September 30, 2021, as compared to $99.6 million during the three months ended September 30, 2020. Cost of services in our pressure pumping segment increased $87.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services following the rebound from the depressed oil prices and economic slowdown caused by the COVID-19 pandemic that negatively impacted E&P completions activity in 2020. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services was 75.3% for the three months ended September 30, 2021, as compared to 74.1% for the three months ended September 30, 2020. Our revenue during the three months ended September 30, 2020, included significant idle fee revenue. Excluding idle fees revenue of $0 and $6.9 million recorded during the three months ended September 30, 2021 and 2020, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 75.3% during the three months ended September 30, 2021, as compared to 78.3% for the three months ended September 30, 2020. The decrease was a result of increased customer activity levels and operational efficiencies.
          General and Administrative Expenses.    There was no significant change in general and administrative expenses. General and administrative expenses decreased 2.1%, or $0.5 million, to $21.3 million for the three months ended September 30, 2021, as compared to $21.8 million for the three months ended September 30, 2020.
          Depreciation and Amortization.    Depreciation and amortization decreased 10.5%, or $3.9 million, to $33.5 million for the three months ended September 30, 2021, as compared to $37.5 million for the three months ended September 30, 2020. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the impairment and disposal of certain fixed assets in 2020.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 10.1%, or $1.1 million, to $12.4 million for the three months ended September 30, 2021, as compared to $11.3 million for the three months ended September 30, 2020. The increase was primarily attributable to the significant increase in utilization resulting in an increase in the operational intensity on our equipment. Upon sale or retirement of property and equipment, including certain major components of our pressure pumping equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    There was no significant change in interest expense. Interest expense was relatively flat at $0.1 million for the three months ended September 30, 2021, as compared to $0.1 million for the three months ended September 30, 2020. During the three months ended September 30, 2021 and three months ended September 30, 2020, the Company had a zero debt balance, and the interest expense in the three months ended September 30, 2021 and three months ended September 30, 2020, relates primarily to the amortization of our capitalized loan origination cost.
          Other Expense.    There was no significant change in other expense. Other expense was $0.3 million for the three months ended September 30, 2021, as compared to $0.3 million for the three months ended September 30, 2020. A significant portion of our other expense consists of our lender's commitment fees.

          Income Taxes.    Total income tax benefit was $1.3 million resulting in an effective tax rate of 20.1% for the three months ended September 30, 2021, as compared to income tax benefit of $7.7 million or an effective tax rate of 20.9% for the three months ended September 30, 2020. The reduction in the income tax benefit recorded in the three months ended September 30, 2021 is primarily attributable to the Company projecting a much lower pre-tax loss in 2021 as compared to that in 2020. Furthermore, there was no significant change in the effective tax rate from 20.9% to 20.1% in the three months ended September 30, 2021.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2021	2020	$	%
Revenue	$628,444	$634,888	$(6,444)	(1.0)%
Less (Add):
Cost of services (1)	474,905	468,633	6,272	1.3%
General and administrative expense (2)	59,079	67,086	(8,007)	(11.9)%
Depreciation and amortization	100,253	117,844	(17,591)	(14.9)%
Impairment expense	—	16,654	(16,654)	(100.0)%
Loss on disposal of assets	40,500	39,875	625	1.6%
Interest expense	477	2,208	(1,731)	(78.4)%
Other (income)/expense	(1,178)	583	(1,761)	(302.1)%
Income tax benefit	(11,639)	(15,087)	(3,448)	(22.9)%
Net loss	$(33,953)	$(62,908)	$(28,955)	(46.0)%

Adjusted EBITDA (3)	$97,807	$117,688	$(19,881)	(16.9)%
Adjusted EBITDA Margin (3)	15.6%	18.5%	(2.9)%	(15.7)%

Pressure pumping segment results of operations:
Revenue	$617,293	$622,055	$(4,762)	(0.8)%
Cost of services	$464,230	$457,577	$6,653	1.5%
Adjusted EBITDA (3)	$132,673	$139,359	$(6,686)	(4.8)%
Adjusted EBITDA Margin (4)	21.5%	22.4%	(0.9)%	(4.0)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is idle fees of $5.3 million and $41.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
          Revenues.    Revenues decreased 1.0%, or $6.4 million, to $628.4 million during the nine months ended September 30, 2021, as compared to $634.9 million during the nine months ended September 30, 2020. Our pressure pumping segment revenues decreased 0.8%, or $4.8 million, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decreases were primarily attributable to the significant pricing discounts we provided our customers beginning April 2020, and in part due to substantially all of our customers directly sourcing certain consumables like sand, chemical, and diesel. Our average effectively utilized fleet count during the nine months ended September 30, 2021, was approximately 12.4 active fleets, compared to 10.4 during the nine months ended September 30, 2020. Included in our revenue for the nine months ended September 30, 2021 and 2020 was revenue generated from idle fees charged to our customer of approximately $5.3 million and $41.1 million, respectively. Excluding idle fees, our revenue increased during the nine months ended September 30, 2021 primarily because of our increased fleet utilization.
          Revenues from services other than pressure pumping decreased 13.1%, or $1.7 million, to $11.2 million for the nine months ended September 30, 2021, as compared to $12.8 million for the nine months ended September 30, 2020. The decrease in revenues from services other than pressure pumping was primarily attributable to the disposal of our flowback operations in March 2020.
          Cost of Services.    Cost of services increased 1.3%, or $6.3 million, to $474.9 million for the nine months ended September 30, 2021, as compared to $468.6 million during the nine months ended September 30, 2020. Cost of services in our pressure pumping segment increased $6.7 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. As a percentage of pressure pumping segment revenues (including idle fees), pressure pumping cost of services increased to 75.2% for the nine months ended September 30, 2021, as compared to 73.6% for the nine months ended September 30, 2020. The increase in our cost of services percentage was primarily attributable to pricing pressure on our services resulting in customer discounts, partially offset by the idle fees revenue. Excluding idle fees revenue of $5.3 million and $41.1 million recorded during the nine months ended September 30, 2021 and 2020, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 75.9% during the nine months ended September 30, 2021, as compared to 78.8% for the nine months ended September 30, 2020. The decrease in our pressure pumping cost of services as a percentage of revenue was a result of increased operational efficiencies and reduction in certain consumables provided to customers, partially offset by higher costs for certain commodities and services.
          General and Administrative Expenses.    General and administrative expenses decreased 11.9%, or $8.0 million, to $59.1 million for the nine months ended September 30, 2021, as compared to $67.1 million for the nine months ended September 30, 2020. The net decrease was primarily attributable to a decrease in (i) nonrecurring advisory and professional fees of $18.1 million paid to external consultants in connection with the Company's pending SEC investigation and shareholder litigation, (ii) legal and professional fees of approximately $3.6 million, which was partially offset by a net increase of approximately $13.1 million paid in payroll expenses, and $0.6 million in other remaining general and administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 14.9%, or $17.6 million, to $100.3 million for the nine months ended September 30, 2021, as compared to $117.8 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the overall decrease in our fixed asset base in 2020, partly attributable to the impairment and disposal of certain fixed assets in 2020.
          Impairment Expense.    There was no impairment expense during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 depressed market conditions, crude oil prices and negative near-term outlook for the utilization of certain of our equipment resulted in the Company recording an impairment expense of $16.7 million, of which $9.4 million relates to goodwill impairment and $7.2 million relates to property and equipment impairment.
          Loss on Disposal of Assets.    Loss on the disposal of assets slightly increased by 1.6%, or $0.6 million, to $40.5 million for the nine months ended September 30, 2021, as compared to $39.9 million for nine months ended September 30, 2020.
          Interest Expense.    Interest expense decreased 78.4%, or $1.7 million, to $0.5 million for the nine months ended September 30, 2021, as compared to $2.2 million for the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to the decrease in our average debt balance during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
          Other (Income)/Expense.     Other income increased to approximately $1.2 million for the nine months ended September 30, 2021, as compared to $0.6 million in expense for the nine months ended September 30, 2020. The increase in other income is primarily attributable to the net refund of approximately $2.1 million to the Company from the sales and excise and use tax audit and partially offset by an expense related to our lender's commitment fees during nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
          Income Taxes.   Total income tax benefit was $11.6 million resulting in an effective tax rate of 25.5% for the nine months ended September 30, 2021, as compared to income tax benefit of $15.1 million or an effective tax rate of 19.3% for the nine months ended September 30, 2020. The reduction in the income tax benefit recorded in the nine months ended September 30, 2021 is primarily attributable to the Company projecting a much lower pre-tax loss in 2021 as compared to that in 2020. Furthermore, the change in the effective tax rate from 19.3% to 25.5% was primarily attributable to nondeductible expenses and discrete items such as stock compensation expense that impacted our income tax benefit during the nine months ended September 30, 2020.

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
           As of September 30, 2021, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $153.6 million, consisting of cash and cash equivalents of $84.6 million and $69.0 million of availability under our ABL Credit Facility.
           As of October 29, 2021, our total liquidity was approximately $158.8 million, consisting of cash and cash equivalents of $91.2 million and $67.6 million of availability under our ABL Credit Facility.
           In 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions led by depressed WTI crude oil prices, the Company experienced a significant decrease in its liquidity. The gradual recovery in the energy industry with the reduction in the COVID-19 infection rate following the administration of COVID-19 vaccines, along with increasing demand for crude oil and a significant increase in crude oil prices has correlated with an increase in demand for our pressure pumping services, thus improving our future profitability and liquidity outlook. However, the current market conditions resulting from the COVID-19 pandemic could rapidly change and there could be a new outbreak of a COVID-19 variant or the vaccines may not be as effective as anticipated, which which could negatively impact the demand for our services and our future revenue, results of operations and cash flows. Our liquidity could also be adversely impacted by our investments in lower emissions equipment like the Tier IV DGB or any other available technology, particularly in the event that pressure pumping activity does not continue to improve or we are otherwise not able to earn an appropriate return on those investments..
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
          Our ABL Credit Facility, as amended, has a total borrowing capacity of $300 million (subject to the Borrowing Base limit), with a maturity date of December 19, 2023. The ABL Credit Facility has a borrowing base of 85% of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"). The Borrowing Base as of September 30, 2021 was approximately $72.7 million and was approximately $71.3 million as of October 29, 2021. The ABL Credit Facility includes a Springing Fixed Charge Coverage Ratio to apply when excess availability is less than the greater of (i)10% of the lesser of the facility size or the Borrowing Base or (ii) $22.5 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
           Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. There were no borrowings under the ABL Credit Facility for the nine months ended September 30, 2021.
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

Future Sources and Use of Cash and Contractual Obligations
          Our future primary use of cash will be to fund capital expenditures. Capital expenditures for 2021 are projected to be primarily related to maintenance capital expenditures to support our existing assets, including costs to convert our existing conventional Tier II equipment to lower emissions Tier IV DGB equipment. In September 2021, we ordered 125,000 HHP of additional Tier IV DGB equipment for approximately $74 million. The 125,000 HHP of Tier IV DGB equipment will be used to replace existing Tier II diesel HHP, with deliveries beginning in December 2021 and continuing through the first half of 2022. Approximately $30 million of the $74 million could be paid in 2021 with the remainder paid as deliveries continue during the first half of 2022.

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
          In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2021.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Net cash provided by operating activities	$109,259	$118,026
Net cash used in investing activities	$(85,549)	$(82,179)
Net cash used in financing activities	$(7,881)	$(130,628)
Cash Flows From Operating Activities
          Net cash provided by operating activities was $109.3 million for the nine months ended September 30, 2021, compared to $118.0 million for the nine months ended September 30, 2020. The net decrease of approximately $8.8 million was primarily due to the timing of collections of our receivables from customers and payments to vendors.
Cash Flows From Investing Activities
          Net cash used in investing activities increased to $85.5 million for the nine months ended September 30, 2021, from $82.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to our investment in Tier IV DGB equipment.
Cash Flows From Financing Activities
          Net cash used in financing activities decreased to $7.9 million for the nine months ended September 30, 2021, from $130.6 million for the nine months ended September 30, 2020. The net decrease in cash used in financing activities during the nine months ended September 30, 2021, was primarily a result of no borrowings or repayments under our ABL Credit Facility in 2021. During the nine months ended September 30, 2020, we fully repaid our borrowings under our ABL Credit Facility in the amount of $130 million.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies and Estimates
           There have been no material changes during the nine months ended September 30, 2021 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2021, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
         No changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Participation Agreement pursuant to the ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan, dated July 28, 2021, by and between Newton W. Wilson III and ProPetro Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2021).

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

SIGNATURES

Date:	November 4, 2021	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)