Form 10-Q
period 2022-03-31
ProPetro Holding Corp.
filed 2022-05-05
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at April 30, 2022, was 104,240,512.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:
•the severity and duration of current world health events and armed conflict, including the coronavirus ("COVID-19") pandemic and the Russian-Ukraine war and associated repercussions to supply and demand for oil and gas and the economy generally;
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
          Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2021, filed with the SEC (the "Form 10-K") and elsewhere throughout that report, and other risks, many of which are beyond our control.
          Readers are cautioned not to place undue reliance on our forward-looking statements, which are made as of the date of this Form 10-Q. We do not undertake, and expressly disclaim, any duty to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws. Investors are also advised to carefully review and consider the various risks and other disclosures discussed in our SEC reports, including the risk factors described in the Form 10-K.
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,768	$111,918
Accounts receivable - net of allowance for credit losses of $217 and $217, respectively	172,180	128,148
Inventories	2,297	3,949
Prepaid expenses	5,092	6,752
Other current assets	491	297
Total current assets	250,828	251,064
PROPERTY AND EQUIPMENT - net of accumulated depreciation	831,625	808,494
OPERATING LEASE RIGHT-OF-USE ASSETS	909	409
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,089	1,269
Total other noncurrent assets	1,089	1,269
TOTAL ASSETS	$1,084,451	$1,061,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$151,668	$152,649
Operating lease liabilities	685	369
Accrued and other current liabilities	19,738	20,767
Total current liabilities	172,091	173,785
DEFERRED INCOME TAXES	64,878	61,052
NONCURRENT OPERATING LEASE LIABILITIES	270	97
Total liabilities	237,239	234,934
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,999,626 and 103,437,177 shares issued, respectively	104	103
Additional paid-in capital	853,921	844,829
Accumulated deficit	(6,813)	(18,630)
Total shareholders’ equity	847,212	826,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,084,451	$1,061,236
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE - Service revenue	$282,680	$161,458
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	197,271	123,378
General and administrative (inclusive of stock-based compensation)	31,707	20,201
Depreciation and amortization	31,854	33,478
Loss on disposal of assets	16,117	13,052
Total costs and expenses	276,949	190,109
OPERATING INCOME (LOSS)	5,731	(28,651)
OTHER INCOME (EXPENSE):
Interest expense	(134)	(176)
Other income (expense)	10,357	1,789
Total other income (expense)	10,223	1,613
INCOME (LOSS) BEFORE INCOME TAXES	15,954	(27,038)
INCOME TAX (EXPENSE) BENEFIT	(4,137)	6,663
NET INCOME (LOSS)	$11,817	$(20,375)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.11	$(0.20)
Diluted	$0.11	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	103,683	101,550
Diluted	105,384	101,550

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income (loss)	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212

	Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net income (loss)	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,817	$(20,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,854	33,478
Deferred income tax expense (benefit)	3,826	(6,663)
Amortization of deferred debt issuance costs	134	134
Stock-based compensation	11,364	2,487
Loss on disposal of assets	16,117	13,052
Changes in operating assets and liabilities:
Accounts receivable	(44,032)	(25,698)
Other current assets	156	325
Inventories	1,653	401
Prepaid expenses	1,707	3,383
Accounts payable	(10,035)	18,579
Accrued and other current liabilities	609	(2,095)
Net cash provided by operating activities	25,170	17,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64,323)	(22,494)
Proceeds from sale of assets	275	224
Net cash used in investing activities	(64,048)	(22,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of insurance financing	—	(2,037)
Proceeds from exercise of equity awards	419	—
Tax withholdings paid for net settlement of equity awards	(2,691)	(5,614)
Net cash used in financing activities	(2,272)	(7,651)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,150)	(12,913)
CASH AND CASH EQUIVALENTS - Beginning of period	111,918	68,772
CASH AND CASH EQUIVALENTS - End of period	$70,768	$55,859

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
          The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiary (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Form 10-K filed with the SEC (our "Form 10-K").
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
Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment is entitled to reservation or idle fee charges if a customer were to reserve or idle committed hydraulic fracturing equipment. The Company recognizes revenue related to idle or reservation fee charges on a daily basis or monthly as the performance obligations are met.
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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2022, and December 31, 2021, accrued revenue (unbilled receivable) included as part of our accounts receivable was $70.6 million and $19.4 million,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
respectively. At March 31, 2022, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $35.5 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of March 31, 2022, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of any potential deteriorating economic conditions in the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that could be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during the three months ended March 31, 2022:

(in thousands)

Balance - January 1, 2022	$217
Provision for credit losses during the period	—
Write-off during the period	—
Balance - March 31, 2022	$217
Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2022
            In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate ("LIBOR"). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. Effective January 1, 2022, we adopted this guidance, and the adoption did not materially affect the Company’s condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt (if any). The estimated fair value of our financial instruments at March 31, 2022 and December 31, 2021, approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          No assets were measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, respectively.
          No impairment of property and equipment was recorded during the three months ended March 31, 2022 and 2021.
         Our DuraStim® equipment is yet to be commercialized. If we are not able to successfully commercialize the DuraStim® equipment, and are not able to deploy the equipment for alternative uses, we will incur impairment losses on the carrying value of the DuraStim® equipment. As of March 31, 2022, the carrying value of our DuraStim® equipment is approximately $88 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
          Our revolving credit facility, as amended in 2018, had a total borrowing capacity of $300.0 million (subject to the borrowing base limit), with a maturity date of December 19, 2023. The revolving credit facility had a borrowing base of 85% of monthly eligible accounts receivable less customary reserves, as redetermined monthly. The borrowing base under our revolving credit facility, as amended in 2018, was $60.1 million as of March 31, 2022. The revolving credit facility, included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $22.5 million. Borrowings under this revolving credit facility accrued interest based on a three-tier pricing grid tied to availability, and we had the option to elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranged from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
          Effective April 13, 2022, the Company entered into an amendment of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with a maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of April 30, 2022, was approximately $86.6 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the revolving credit facility as of March 31, 2022 and December 31, 2021.
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
          In accordance with the FASB Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. The coiled tubing operating segment and corporate administrative expense (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three months ended March 31, 2022 and 2021 was $17.3 million and $5.0 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.6% and 93.3% of our pressure pumping revenue during the three months ended March 31, 2022 and 2021, respectively.
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
          A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended March 31, 2022
	Pressure Pumping	All Other	Total
Service revenue	$277,112	$5,568	$282,680
Adjusted EBITDA	$76,995	$(10,462)	$66,533
Depreciation and amortization	$30,930	$924	$31,854
Capital expenditures	$71,602	$126	$71,728
Total assets at March 31, 2022	$1,047,878	$36,573	$1,084,451

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Service revenue	$158,191	$3,267	$161,458
Adjusted EBITDA	$31,870	$(11,853)	$20,017
Depreciation and amortization	$32,513	$965	$33,478
Capital expenditures	$30,023	$2,305	$32,328
Total assets at December 31, 2021	$1,023,037	$38,199	$1,061,236

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$29,370	$(17,553)	$11,817
Depreciation and amortization	30,930	924	31,854
Interest expense	—	134	134
Income tax expense	—	4,137	4,137
Loss (gain) on disposal of assets	16,421	(304)	16,117
Stock-based compensation	—	11,364	11,364
Other income(2)	—	(10,357)	(10,357)
Other general and administrative expense(1)	274	1,193	1,467
Adjusted EBITDA	$76,995	$(10,462)	$66,533

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Net loss	$(13,675)	$(6,700)	$(20,375)
Depreciation and amortization	32,513	965	33,478
Interest expense	—	176	176
Income tax benefit	—	(6,663)	(6,663)
Loss on disposal of assets	13,032	20	13,052
Stock-based compensation	—	2,487	2,487
Other income	—	(1,789)	(1,789)
Other general and administrative expense, (net)(1)	—	(961)	(961)
Severance expense	—	612	612
Adjusted EBITDA	$31,870	$(11,853)	$20,017
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation and shareholder litigation, net of insurance recoveries. During the three months ended March 31, 2022 and 2021, we received reimbursement of approximately $1.0 million and $1.6 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
(2)Includes $10.7 million of net tax refund (net of advisory fees) received from the Texas Comptroller of Public Accounts in connection with limited sales, excise, and use tax beginning July 1, 2015 through December 31, 2018.

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
          The table below shows the calculations for the three months ended March 31, 2022 and 2021, (in thousands, except for per share data):

	Three Months Ended March 31,
	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$11,817	$(20,375)

Denominator
Denominator for basic income (loss) per share	103,683	101,550
Dilutive effect of stock options	186	—
Dilutive effect of performance share units	828	—
Dilutive effect of restricted stock units	687	—
Denominator for diluted income (loss) per share	105,384	101,550

Basic income (loss) per share	$0.11	$(0.20)
Diluted income (loss) per share	$0.11	$(0.20)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of March 31, 2022 and 2021, respectively, have not been included in the calculation of diluted loss per common share for the three months ended March 31, 2022 and 2021 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share:

(In thousands)
	2022	2021
Stock options	500	1,912
Restricted stock units	277	1,564
Performance stock units	160	1,480
Total	937	4,956
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the three months ended March 31, 2022. As of March 31, 2022, the aggregate intrinsic value for our outstanding stock options was $2.3 million, and the aggregate intrinsic value for our exercisable stock options was $2.3 million. The aggregate intrinsic value for the exercised stock options during the three months ended March 31, 2022 was approximately $0.8 million. The remaining exercise period for both the outstanding and exercisable stock options as of March 31, 2022 was 3.4 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
          A summary of the stock option activity for the three months ended March 31, 2022 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	798	$9.77
Granted	—	$—
Exercised	(105)	$4.00
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2022	693	$10.65
Exercisable at March 31, 2022	693	$10.65
Restricted Stock Units
         During the three months ended March 31, 2022, we granted 560,274 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2022, the total unrecognized compensation expense for all RSUs was approximately $11.3 million, and is expected to be recognized over a weighted average period of approximately 2.3 years.
        On March 31, 2022, the Company modified the RSUs previously granted to a former officer in 2019, 2020 and 2021 to accelerate the vesting of such RSUs in connection with his separation agreement. As a result of this modification, we recorded an incremental stock expense of $1.3 million during the three months ended March 31, 2022.
          The following table summarizes RSUs activity during the three months ended March 31, 2022 (in thousands, except for weighted average fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,413	$9.19
Granted	560	$12.44
Vested	(737)	$9.10
Forfeited	(2)	$9.77
Canceled	—	$—
Outstanding at March 31, 2022	1,234	$10.72
Performance Share Units
           During the three months ended March 31, 2022, we granted 327,939 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
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
         In connection with a former officer’s separation agreement, on March 31, 2022, the Company modified the PSUs previously granted to such former officer in 2020 and 2021 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of March 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. As a result of these modifications, we recorded an incremental stock expense of $3.7 million during the three months ended March 31, 2022.
 The following table summarizes information about PSUs activity during the three months ended March 31, 2022 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2022	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2022	Weighted Average Grant Date FV Per Share
2019	126	—	(126)	—	—	$27.49
2020	809	—	—	—	809	$8.30
2021	651	—	—	—	651	$14.76
2022	—	328	—	—	328	$19.99
Total	1,586	328	(126)	—	1,787	$12.80
Weighted Average FV Per Share	$12.48	$19.99	$27.49	$—	$12.80
          The total stock-based compensation expense for the three months ended March 31, 2022 and 2021 for all stock awards was $11.4 million and $2.5 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2022 was approximately $24.9 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Related-Party Transactions
Operations and Maintenance Yards
           The Company rents five yards from an entity, in which certain former executive officers and a director of the Company have equity interests and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively.
Pioneer
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement"), which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement was effective January 1, 2022 and continues through December 31, 2022. The A&R Pressure Pumping Services Agreement reduced the number of contracted fleets to six fleets from eight fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company will be entitled to receive compensation for all eligible contracted fleets that are made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement.
          Revenue from services provided to Pioneer (including idle fees and Reservation fees) accounted for approximately $123.5 million and $86.3 million of our total revenue during the three months ended March 31, 2022 and 2021, respectively.
          As of March 31, 2022, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $79.3 million and the amount due to Pioneer was $0. As of December 31, 2021, the balance due from Pioneer for services we provided amounted to approximately $62.1 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the three months ended March 31, 2022 and 2021, the Company made lease payments of approximately $0.1 million and $0.1 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change.
         We accounted for our Real Estate Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Lease because we concluded that the accounting effect was insignificant. As of March 31, 2022, the weighted average discount rate and remaining lease term was approximately 6.7% and 1.0 year, respectively.
          As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the three months ended March 31, 2022, the Company made lease payments of approximately $0.03 million. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
         We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of March 31, 2022, the weighted average discount rate and remaining lease term was approximately 3.4% and 1.9 years, respectively.
          As of March 31, 2022, the total operating lease right-of-use asset cost was approximately $1.9 million, and accumulated amortization was approximately $0.9 million. As of December 31, 2021, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.8 million. For the three months ended March 31, 2022 and 2021, we recorded operating lease cost of approximately $0.1 million and $0.1 million, respectively, in our statement of operations.
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of March 31, 2022 are as follows:

($ in thousands)	Totals
2022	$540
2023	398
2024	50
Total undiscounted future lease payments	988
Less: amount representing interest	(33)
Present value of future lease payments (lease obligation)	$955
          The total cash paid for amounts included in the measurement of our operating lease liability during the three months ended March 31, 2022 was approximately $0.1 million. The non-cash lease obligation we recorded upon execution of the Maintenance Facility Lease was approximately $0.6 million. During the three months ended March 31, 2021, total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.1 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the three months ended March 31, 2022 and 2021 our short-term lease expense was approximately $0.2 million and $0.2 million, respectively.
Note 10 - Commitments and Contingencies
Commitments
          We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At March 31, 2022, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $3.1 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties ("shortfall fees") may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. During the three months ended March 31, 2022 and 2021, no shortfall fee was recorded. However, one of our Sand Suppliers has filed a suit against us that includes claims related to alleged shortfall fees. The suit is in the early stages, and we are contesting the claims. While we cannot reasonably estimate the outcome of the matter at this time, in the opinion of management, the ultimate disposition of the action will not have a materially adverse effect on the Company.
          As of March 31, 2022, the Company had issued letters of credit of approximately $4.2 million under the revolving credit facility in connection with the Company’s casualty insurance policy. Effective April 13, 2022, the Company's issued letters of credit increased to approximately $5.0 million under the ABL Credit Facility, in connection with the Company’s casualty insurance policy.
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
           On November 19, 2021, the Company received a demand letter from a law firm representing a purported shareholder of the Company that previously filed the dismissed Shareholder Derivative Lawsuit. The demand letter alleged facts and claims substantially similar to the Shareholder Derivative Lawsuit. The Company's board of directors (the "Board") has constituted a committee to evaluate the demand letter and recommend a course of action to the Board, and the committee has retained counsel to assist with its review. The committee’s review is ongoing.
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, or any other related lawsuit or investigation. As of March 31, 2022, no provision was made by the Company in connection with this pending lawsuit as the final outcome cannot be reasonably estimated.
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
          Effective November 2021 and in connection with our equipment insurance program renewal, the Company will self-insure up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at the wellsites. No accrual was recorded in our financial statements in connection with this self-insurance strategy.
Regulatory Audits
           In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of March 31, 2022, the audit is still ongoing and the final outcome cannot be reasonably estimated.
           In January 2022, we entered into a settlement agreement with the Comptroller for a $10.7 million tax refund, net of consulting fees, in connection with certain limited sales, excise and use tax for the audit period July 1, 2015 through December 31, 2018. The net refund to the Company of $10.7 million was recorded as part of other income in our statement of operations during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recorded net refund of approximately $2.1 million.

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
Overview
          We are a Midland, Texas-based oilfield services company providing hydraulic fracturing and other complementary services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region's most active and well-capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil-producing areas in the United States, and we believe we are one of the largest providers of hydraulic fracturing services in the region by hydraulic horsepower ("HHP").
          Our total available HHP as of March 31, 2022, was 1,423,000 HHP, which was comprised of 140,000 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment, 1,175,000 HHP of conventional Tier II equipment and 108,000 HHP of our DuraStim® electric hydraulic fracturing equipment. Our fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing ("Simul-Frac"), in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at the wellsites. In addition, in September 2021, we committed to additional conversions of our Tier II equipment to Tier IV DGB. As such, we entered into a conversion arrangement with our equipment manufacturers for 125,000 HHP of Tier IV DGB equipment and during the period ended March 31, 2022, we received 50,000 HHP of the converted Tier IV DGB equipment and expect to receive the remaining 75,000 HHP at different times through the second quarter of 2022.
          In 2019, we entered into a purchase commitment for 108,000 HHP of DuraStim® electric powered hydraulic fracturing equipment. Our DuraStim® equipment is yet to be commercialized. Given current market conditions, including continued supply chain disruptions and inflation, and other factors impacting further development of DuraStim®, we do not currently anticipate deploying our DuraStim® equipment in its current configuration for additional field trials during 2022. If we are not able to successfully commercialize the DuraStim® equipment, or deploy the equipment for alternative uses, which we are currently evaluating, we will incur impairment losses on the carrying value of the DuraStim® equipment. As of March 31, 2022, the carrying value of our DuraStim® equipment is approximately $88 million. In addition to DuraStim® fleets, we are also evaluating other electric and alternative pressure pumping solutions.
          On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement"), which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement was effective January 1, 2022 and continues through December 31, 2022. The A&R Pressure Pumping Services Agreement reduced the number of contracted fleets to six fleets from eight fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company will be entitled to receive compensation for all eligible contracted fleets that are made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement.
          Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Energy Inc., Nextier Oilfield Solutions Inc., Patterson-UTI Energy Inc., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in an E&P company's criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the significant capital investment required for next generation equipment and the current pricing environment with the service industry, which remains in recovery phase. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
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
          Through our pressure pumping segment (which also includes our cementing operations), we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. Our hydraulic fracturing fleet has been designed to handle the operating conditions commonly experienced in the Permian Basin and the region's increasingly high-intensity well completions (including Simul-Frac, which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well.
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
Commodity Price and Other Economic Conditions
          The oil and gas industry has traditionally been volatile and is influenced by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as global supply chain disruptions and inflation, war and political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.
        In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, has contributed to significant increases and volatility in the prices for oil and natural gas. The geopolitical and macroeconomic consequences of this invasion and associated sanctions remain uncertain, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and the oil and gas industry and may adversely affect our financial condition.
        The global public health crisis associated with the COVID-19 pandemic also has had an adverse effect on global economic activity and the oil and gas industry. Some of the challenges resulting from the COVID-19 pandemic that have impacted our business include restrictions on movement of personnel and associated gatherings, shortage of skilled labor, cost inflation and supply chain disruptions. In light of the COVID-19 pandemic, most companies, including our customers in the Permian Basin, reacted by closely managing their operating budget and exercising capital discipline. In addition, OPEC+ has indicated that they will continue with their plans to manage production levels by gradually increasing crude oil output.
        The Russia-Ukraine war, and the adverse impacts of the COVID-19 pandemic in recent years, have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. In 2022, global crude oil prices have exceeded $100 per barrel, which is the highest prices have been in the last ten years. We believe that the recent surge in global crude oil prices is partly due to the lack of reinvestment in the oil and gas industry in the last two years, coupled with adverse impact of the Russia-Ukraine war, which has led to various sanctions in Russian crude oil supply and businesses. With the significant increase in global crude oil prices, including WTI crude oil prices, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 323 at the end of March 2022, according to Baker Hughes. Following the increase in rig count and WTI crude oil price, the oilfield service industry has experienced increased demand for its pressure pumping services, and improved pricing. As a result of the growing demand for pressure pumping services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers and effective as of January 1, 2022, we increased pricing for most of our pressure pumping services, depending on job design. Although we are currently operating in an improved pricing environment, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability, if we are unable to timely pass-through the cost increases to our customers.

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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$29,370	$(17,553)	$11,817
Depreciation and amortization	30,930	924	31,854
Interest expense	—	134	134
Income tax expense	—	4,137	4,137
Loss (gain) on disposal of assets	16,421	(304)	16,117
Stock-based compensation	—	11,364	11,364
Other income(2)	—	(10,357)	(10,357)
Other general and administrative expense(1)	274	1,193	1,467
Adjusted EBITDA	$76,995	$(10,462)	$66,533

	Three Months Ended March 31, 2021
	Pressure Pumping	All Other	Total
Net loss	$(13,675)	$(6,700)	$(20,375)
Depreciation and amortization	32,513	965	33,478
Interest expense	—	176	176
Income tax benefit	—	(6,663)	(6,663)
Loss on disposal of assets	13,032	20	13,052
Stock-based compensation	—	2,487	2,487
Other income	—	(1,789)	(1,789)
Other general and administrative expense, (net)(1)	—	(961)	(961)
Severance expense	—	612	612
Adjusted EBITDA	$31,870	$(11,853)	$20,017
(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation and shareholder litigation, net of insurance recoveries. During the three months ended March 31, 2022 and 2021, we received reimbursement of approximately $1.0 million and $1.6 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
(2)Includes $10.7 million of net tax refund (net of advisory fees) received from the Texas Comptroller of Public Accounts in connection with limited sales, excise, and use tax beginning July 1, 2015 through December 31, 2018.

Results of Operations
          We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category. Total corporate administrative expense for the three months ended March 31, 2022 and 2021 was $17.3 million and $5.0 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 93.6% and 93.3% of our pressure pumping revenue during the three months ended March 31, 2022 and 2021, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2022	2021	$	%
Revenue	$282,680	$161,458	$121,222	75.1%
Less (Add):
Cost of services (1)	197,271	123,378	73,893	59.9%
General and administrative expense (2)	31,707	20,201	11,506	57.0%
Depreciation and amortization	31,854	33,478	(1,624)	(4.9)%
Loss on disposal of assets	16,117	13,052	3,065	23.5%
Interest expense	134	176	(42)	(23.9)%
Other income	(10,357)	(1,789)	8,568	478.9%
Income tax expense (benefit)	4,137	(6,663)	(10,800)	(162.1)%
Net income (loss)	$11,817	$(20,375)	$32,192	158.0%

Adjusted EBITDA (3)	$66,533	$20,017	$46,516	232.4%
Adjusted EBITDA Margin (3)	23.5%	12.4%	11.1%	89.5%

Pressure pumping segment results of operations:
Revenue	$277,112	$158,191	$118,921	75.2%
Cost of services	$192,633	$119,768	$72,865	60.8%
Adjusted EBITDA (3)	$76,995	$31,870	$45,125	141.6%
Adjusted EBITDA Margin (4)	27.8%	20.1%	7.7%	38.3%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation and idle fees of $6.8 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
          Revenues.    Revenues increased 75.1%, or $121.2 million, to $282.7 million during the three months ended March 31, 2022, as compared to $161.5 million during the three months ended March 31, 2021. Our pressure pumping segment revenues increased 75.2%, or $118.9 million, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for pressure pumping services and improved pricing. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 13.7 active fleets during the three months ended March 31, 2022, from approximately 10.3 active fleets for the three months ended March 31, 2021. Included in our revenue for the three months ended March 31, 2022 and 2021 was revenue generated from reservation and idle fees charged to our customer of approximately $6.8 million and $4.3 million, respectively.
          Revenues from services other than pressure pumping increased 70.4%, or $2.3 million, to $5.6 million for the three months ended March 31, 2022, as compared to $3.3 million for the three months ended March 31, 2021. The increase in revenue from services other than pressure pumping was primarily attributable to improved pricing and the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity.
          Cost of Services.    Cost of services increased 59.9%, or $73.9 million, to $197.3 million for the three months ended March 31, 2022, as compared to $123.4 million during the three months ended March 31, 2021. Cost of services in our pressure pumping segment increased $72.9 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services. As a percentage of pressure pumping segment revenues (including reservation and idle fees), pressure pumping cost of services was 69.5% for the three months ended March 31, 2022, as compared to 75.7% for the three months ended March 31, 2021. Excluding reservation and idle fees revenue of $6.8 million and $4.3 million recorded during the three months ended March 31, 2022 and 2021, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 71.2% during the three months ended March 31, 2022, as compared to 77.8% for the three months ended March 31, 2021. The decrease in the percentages was a result of increased operational efficiencies, reduction in operational downtime and improved pricing across our customer base.
          General and Administrative Expenses.   General and administrative expenses increased 57.0%, or $11.5 million, to $31.7 million for the three months ended March 31, 2022, as compared to $20.2 million for the three months ended March 31, 2021. The net increase was primarily attributable to an increase during 2022 in (i) stock-based compensation expense of $8.9 million, which was primarily attributable to the non-recurring incremental stock-based compensation associated with the acceleration of stock awards upon resignation of a former executive, (ii) non-recurring legal fees, incurred in connection with pending shareholder litigation, of approximately $2.4 million, and (iii) consulting and professional fees of approximately $1.0 million, which was partially offset by a net decrease of approximately $0.8 million in other general administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 4.9%, or $1.6 million, to $31.9 million for the three months ended March 31, 2022, as compared to $33.5 million for the three months ended March 31, 2021. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the disposal of certain fixed assets during the period.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 23.5%, or $3.1 million, to $16.1 million for the three months ended March 31, 2022, as compared to $13.1 million for the three months ended March 31, 2021. The increase was primarily attributable to the significant increase in our utilization levels, resulting in an increase in the operational intensity on our pressure pumping equipment. Upon sale or retirement of property and equipment, including replaced fluid and power ends, the cost and related accumulated depreciation of such assets or components are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    There was no significant change in interest expense. Interest expense was relatively flat at $0.1 million for the three months ended March 31, 2022, as compared to $0.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022 and three months ended March 31, 2021, the Company had a zero debt balance, and the interest expense in the three months ended March 31, 2022, and 2021, primarily relates to the amortization of our capitalized loan origination cost.
          Other Income.  Other income increased 478.9%, or $8.6 million, to $10.4 million for the three months ended March 31, 2022, as compared to $1.8 million for the three months ended March 31, 2021. The increase was primarily attributable to the net refund to the Company of $10.7 million from sales, excise and use taxes and partially offset by other expense relating to our lender's commitment fees.

          Income Taxes.    Total income tax expense was $4.1 million resulting in an effective tax rate of 25.9% for the three months ended March 31, 2022, as compared to income tax benefit of $6.7 million or an effective tax rate of 24.6% for the three months ended March 31, 2021. The change to an income tax expense recorded during the three months ended March 31, 2022, compared to an income tax benefit during the three months ended March 31, 2021, is primarily attributable to the Company projecting a pre-tax income in 2022, as compared to a pre-tax loss in 2021.

Liquidity and Capital Resources
          Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). Our cash is primarily used to fund our operations, support growth opportunities and satisfy future debt payments, if any. Our Borrowing Base (as defined below), as redetermined monthly, is tied to 85.0% to 90% of eligible accounts receivable. Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore our availability under our ABL Credit Facility. We believe our remaining monthly availability under our ABL Credit Facility will be adversely impacted if the current depressed oil and gas market conditions continue or worsen.
           As of March 31, 2022, we had no borrowings under our revolving credit facility, and our total liquidity was approximately $127.2 million, consisting of cash and cash equivalents of $70.8 million and $56.4 million of availability under our revolving credit facility.
           As of April 30, 2022, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $144.8 million, consisting of cash and cash equivalents of $63.2 million and $81.6 million of availability under our ABL Credit Facility.
           In 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions, the Company experienced a significant decrease in its liquidity. However, with the gradual recovery in the energy industry, improvements in our pricing and an increase in demand for our services, our liquidity position has gradually improved, although we expect our overall liquidity to decline during 2022 as we make additional capital investments. Moreover, the current market conditions resulting from the COVID-19 pandemic have and may in the future change rapidly and there could be a new outbreak of a COVID-19 variant that could result in travel restrictions, business closures and institution of quarantining and/or other activity restrictions, which could negatively impact our future operations, revenue, profitability and cash flows if not contained or if the vaccines currently distributed and administered to people are not as effective as anticipated in curbing the spread of any such new COVID-19 variant.
           The industry transition to lower emissions pressure pumping equipment could require us to make significant investment in DGB or electric solutions in order to continue to meet our current and future customers' equipment demand. If we are unable to timely reinvest in lower emissions equipment, the future demand for our pressure pumping services may be adversely impacted, which could negatively impact our future operations, revenue, profitability and cash flows.
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
          Our revolving credit facility, as amended in 2018, had a total borrowing capacity of $300.0 million (subject to the borrowing base limit), with a maturity date of December 19, 2023. The revolving credit facility had a borrowing base of 85% of monthly eligible accounts receivable less customary reserves, as redetermined monthly. The borrowing base under our revolving credit facility, as amended in 2018, was $60.1 million as of March 31, 2022. The revolving credit facility included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $22.5 million. Borrowings under the revolving credit facility accrued interest based on a three-tier pricing grid tied to availability, and we had the option to elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranged from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero. There were no borrowings under the revolving credit facility for the three months ended March 31, 2022.
          Effective April 13, 2022, the Company entered into an amendment of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base limit), with a maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of April 30, 2022, was approximately $86.6 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the revolving credit facility as of March 31, 2022, and December 31, 2021.
Future Sources and Use of Cash and Contractual Obligations
         Capital expenditures incurred were $71.7 million during the three months ended March 31, 2022, as compared to $32.3 million during the three months ended March 31, 2021. The significant portion of our total capital expenditures incurred were comprised of primarily maintenance and conversion capital expenditures.

         Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2022 are projected to be primarily related to maintenance capital expenditures to support our existing pressure pumping assets, costs to convert some existing equipment to lower emissions pressure pumping equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continues to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its fleet over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
         We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
          In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2022.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net cash provided by operating activities	$25,170	$17,008
Net cash used in investing activities	$(64,048)	$(22,270)
Net cash used in financing activities	$(2,272)	$(7,651)
Cash Flows From Operating Activities
          Net cash provided by operating activities was $25.2 million for the three months ended March 31, 2022, compared to $17.0 million for the three months ended March 31, 2021. The net increase of approximately $8.2 million was primarily due to the increase in our activity levels resulting from the increase in the demand for our services, driven by increased crude oil prices, net tax refund received, and partially offset with the timing of collections of our receivables from customers and payments to vendors.

Cash Flows From Investing Activities
          Net cash used in investing activities increased to $64.0 million for the three months ended March 31, 2022, from $22.3 million for the three months ended March 31, 2021. The increase was primarily attributable to our investment in lower emissions Tier IV DGB equipment.
Cash Flows From Financing Activities
          Net cash used in financing activities decreased to $2.3 million for the three months ended March 31, 2022, from $7.7 million for the three months ended March 31, 2021. The net decrease in cash used in financing activities during the three months ended March 31, 2022, was primarily a result of the reduction in the amount of net settlement of equity awards and no repayments of insurance financing in 2022, compared to the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of March 31, 2022.
Critical Accounting Policies and Estimates
           There have been no material changes during the three months ended March 31, 2022 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2022, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
         There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amended and Restated Pressure Pumping Services Agreement, dated as of March 31, 2022, but effective as of January 1, 2022, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 31, 2022).

10.2
Restatement Agreement, dated as of April 13, 2022, by and among ProPetro Holding Corp., and ProPetro Services, Inc., Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, a Letter of Credit Issuer and the Swingline Lender, and each of the Lenders and Letter of Credit Issuers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 13, 2022).

10.3
Resignation From Employment, effective as of March 31, 2022, by and between Phillip A. Gobe, ProPetro Services Inc. and, solely for the purposes set forth therein, ProPetro Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 31, 2022).

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

SIGNATURES

Date:	May 5, 2022	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)