Form 10-Q
period 2022-06-30
ProPetro Holding Corp.
filed 2022-08-04
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 31, 2022, was 104,344,370.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
•changes in general economic and geopolitical conditions, including the rate of inflation and potential economic recession;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•cost increases and supply chain constraints related to our services;
•competitive conditions in our industry;
•our ability to attract and retain employees;
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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV DGB equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,789	$111,918
Accounts receivable - net of allowance for credit losses of $217 and $217, respectively	182,026	128,148
Inventories	3,491	3,949
Prepaid expenses	3,493	6,752
Other current assets	202	297
Total current assets	259,001	251,064
PROPERTY AND EQUIPMENT - net of accumulated depreciation	806,513	808,494
OPERATING LEASE RIGHT-OF-USE ASSETS	755	409
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,354	1,269
Total other noncurrent assets	1,354	1,269
TOTAL ASSETS	$1,067,623	$1,061,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,145	$152,649
Operating lease liabilities	588	369
Accrued and other current liabilities	22,925	20,767
Total current liabilities	193,658	173,785
DEFERRED INCOME TAXES	56,732	61,052
NONCURRENT OPERATING LEASE LIABILITIES	197	97
Total liabilities	250,587	234,934
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 104,308,413 and 103,437,177 shares issued, respectively	104	103
Additional paid-in capital	856,605	844,829
Accumulated deficit	(39,673)	(18,630)
Total shareholders’ equity	817,036	826,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,067,623	$1,061,236
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE - Service revenue	$315,083	$216,887	$597,763	$378,345
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	218,813	162,837	416,083	286,215
General and administrative (inclusive of stock-based compensation)	25,135	17,529	56,842	37,731
Depreciation and amortization	31,462	33,243	63,317	66,721
Impairment expense	57,454	—	57,454	—
Loss on disposal of assets	22,485	15,025	38,603	28,076
Total costs and expenses	355,349	228,634	632,299	418,743
OPERATING INCOME (LOSS)	(40,266)	(11,747)	(34,536)	(40,398)
OTHER INCOME (EXPENSE):
Interest expense	(669)	(159)	(803)	(335)
Other income (expense)	6	(302)	10,364	1,487
Total other income (expense)	(663)	(461)	9,561	1,152
INCOME (LOSS) BEFORE INCOME TAXES	(40,929)	(12,208)	(24,975)	(39,246)
INCOME TAX (EXPENSE) BENEFIT	8,069	3,697	3,932	10,360
NET INCOME (LOSS)	$(32,860)	$(8,511)	$(21,043)	$(28,886)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.32)	$(0.08)	$(0.20)	$(0.28)
Diluted	$(0.32)	$(0.08)	$(0.20)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	104,236	102,398	103,961	101,976
Diluted	104,236	102,398	103,961	101,976

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income (loss)	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212
Stock-based compensation cost	—	—	3,458	—	3,458
Issuance of equity awards, net	309	—	321	—	321
Tax withholdings paid for net settlement of equity awards	—	—	(1,095)	—	(1,095)
Net income (loss)	—	—	—	(32,860)	(32,860)
BALANCE - June 30, 2022	104,308	$104	$856,605	$(39,673)	$817,036

	Six Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net income (loss)	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269
Stock-based compensation cost	—	—	2,909	—	2,909
Issuance of equity awards, net	1,169	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(159)	—	(159)
Proceeds from exercise of stock awards	—	—	3,235	—	3,235
Net income (loss)	—	—	—	(8,511)	(8,511)
BALANCE - June 30, 2021	103,227	$103	$837,971	$6,669	$844,743
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,043)	$(28,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,317	66,721
Impairment expense	57,454	—
Deferred income tax expense (benefit)	(4,321)	(10,360)
Amortization of deferred debt issuance costs	655	269
Stock-based compensation	14,822	5,396
Provision for credit losses	—	140
Loss on disposal of assets	38,603	28,076
Changes in operating assets and liabilities:
Accounts receivable	(53,878)	(53,762)
Other current assets	561	325
Inventories	457	89
Prepaid expenses	3,343	7,711
Accounts payable	(426)	44,933
Accrued and other current liabilities	3,764	828
Net cash provided by operating activities	103,308	61,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(144,519)	(52,187)
Proceeds from sale of assets	2,951	1,267
Net cash used in investing activities	(141,568)	(50,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of insurance financing	—	(4,093)
Payment of debt issuance costs	(824)	—
Proceeds from exercise of equity awards	741	3,235
Tax withholdings paid for net settlement of equity awards	(3,786)	(5,773)
Net cash used in financing activities	(3,869)	(6,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,129)	3,929
CASH AND CASH EQUIVALENTS - Beginning of period	111,918	68,772
CASH AND CASH EQUIVALENTS - End of period	$69,789	$72,701

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
Accounts Receivable
          Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2022, and December 31, 2021, accrued revenue (unbilled receivable) included as part of our accounts receivable was $43.2 million and $19.4 million,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
respectively. At June 30, 2022, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $36.8 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
          As of June 30, 2022, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the expected impact of any potential deteriorating economic conditions in the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that could be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
          The table below shows a summary of allowance for credit losses during the six months ended June 30, 2022:

(in thousands)

Balance - January 1, 2022	$217
Provision for credit losses during the period	—
Write-off during the period	—
Balance - June 30, 2022	$217
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
          Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt (if any). The estimated fair value of our financial instruments at June 30, 2022 and December 31, 2021, approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
          Assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021, respectively, are set forth below:

(In thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
June 30, 2022:
Property and equipment, net	$11,341	$—	$—	$11,341	$(57,454)
December 31, 2021:
Property and equipment, net	$—	$—	$—	$—	$—
          Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. As part of the quarterly evaluation for the three months ended June 30, 2022, the Company determined after evaluating existing and new information available that the timely commercialization of its DuraStim® assets, which is included as part of our hydraulic fracturing operations, is no longer reasonably certain, and as such, certain DuraStim® assets may not be recoverable. Our DuraStim® assets are comprised of DuraStim® hydraulic fracturing pumps that utilize electric pressure pumping technology and other ancillary equipment. The Company's DuraStim® technology was first operationally tested at a customer wellsite in 2019, and the DuraStim® hydraulic fracturing pumps' performance did not meet the manufacturer's specifications or our expectations. Although the Company's equipment manufacturer was able to slightly improve the operational performance of the DuraStim® hydraulic fracturing pumps in subsequent tests performed in 2020 and 2021, the overall performance was not consistent with our customers' demands. Given current market conditions, incremental development cost, continued supply chain disruptions, inflation, and other factors impacting further development of our DuraStim® electric technology, the Company does not expect to deploy the equipment in its current form. During the three months ended June 30, 2022, the Company performed an impairment analysis on the DuraStim® hydraulic fracturing pumps that were deemed not recoverable, and compared the carrying value of the DuraStim® hydraulic fracturing pumps with its estimated fair value. The Company determined that the DuraStim® hydraulic fracturing pumps were impaired as the carrying value of the DuraStim® hydraulic fracturing pumps was greater than its estimated fair value. Accordingly, an impairment expense of approximately $57.5 million was recorded, in our pressure pumping reportable segment, for the three months ended June 30, 2022. At June 30, 2022, the estimated fair value of the DuraStim® hydraulic fracturing pumps of $11.3 million was determined using the cost approach, which represents a Level 3 in the fair value measurement hierarchy. Our fair value estimates required us to use significant other unobservable inputs, including assumptions related to replacement cost, among others. The carrying value of our DuraStim® hydraulic fracturing pumps prior to the impairment expense was approximately $68.8 million. No impairment of property and equipment was recorded during the six months ended June 30, 2021.

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
          Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with the maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2022, was approximately $120.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the revolving credit facility as of June 30, 2022 and December 31, 2021.
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
          In accordance with the FASB Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. The coiled tubing operating segment and corporate administrative expense (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three and six months ended June 30, 2022 was $7.7 million and $25.0 million, respectively. Total corporate administrative expense for the three and six months ended June 30, 2021 was $6.5 million and $11.6 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 92.9% and 93.2% of our pressure pumping revenue during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, our hydraulic fracturing operating segment revenue approximated 93.7% and 93.5% of our pressure pumping revenue, respectively.
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
          A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Service revenue	$309,445	$5,638	$315,083
Adjusted EBITDA	$86,291	$(10,344)	$75,947
Depreciation and amortization	$30,528	$934	$31,462
Capital expenditures	$83,170	$5,911	$89,081
Total assets at June 30, 2022	$1,025,044	$42,579	$1,067,623

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$213,461	$3,426	$216,887
Adjusted EBITDA	$46,826	$(11,133)	$35,693
Depreciation and amortization	$32,256	$987	$33,243
Capital expenditures	$30,744	$29	$30,773
Total assets December 31, 2021	$1,023,037	$38,199	$1,061,236

	Six Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Service revenue	$586,557	$11,206	$597,763
Adjusted EBITDA	$163,285	$(20,805)	$142,480
Depreciation and amortization	$61,459	$1,858	$63,317
Capital expenditures	$154,773	$6,036	$160,809
Total assets at June 30, 2022	$1,025,044	$42,579	$1,067,623

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$371,652	$6,693	$378,345
Adjusted EBITDA	$78,697	$(22,988)	$55,709
Depreciation and amortization	$64,770	$1,951	$66,721
Capital expenditures	$60,766	$2,334	$63,100
Total assets December 31, 2021	$1,023,037	$38,199	$1,061,236

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$(24,392)	$(8,468)	$(32,860)
Depreciation and amortization	30,528	934	31,462
Impairment expense	57,454	—	57,454
Interest expense	—	669	669
Income tax benefit	—	(8,069)	(8,069)
Loss (gain) on disposal of assets	22,680	(195)	22,485
Stock-based compensation	—	3,458	3,458
Other income	—	(6)	(6)
Other general and administrative expense(1)	21	1,333	1,354
Adjusted EBITDA	$86,291	$(10,344)	$75,947

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(809)	$(7,702)	$(8,511)
Depreciation and amortization	32,256	987	33,243
Interest expense	—	159	159
Income tax benefit	—	(3,697)	(3,697)
Loss (gain) on disposal of assets	15,379	(354)	15,025
Stock-based compensation	—	2,909	2,909
Other expense	—	302	302
Other general and administrative expense, (net)(1)	—	(3,737)	(3,737)
Adjusted EBITDA	$46,826	$(11,133)	$35,693

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Six Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$4,977	$(26,020)	$(21,043)
Depreciation and amortization	61,459	1,858	63,317
Impairment expense	57,454	—	57,454
Interest expense	—	803	803
Income tax benefit	—	(3,932)	(3,932)
Loss (gain) on disposal of assets	39,101	(498)	38,603
Stock-based compensation	—	14,822	14,822
Other income(2)	—	(10,364)	(10,364)
Other general and administrative expense (1)	294	2,526	2,820
Adjusted EBITDA	$163,285	$(20,805)	$142,480

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(14,484)	$(14,402)	$(28,886)
Depreciation and amortization	64,770	1,951	66,721
Interest expense	—	335	335
Income tax benefit	—	(10,360)	(10,360)
Loss (gain) on disposal of assets	28,411	(335)	28,076
Stock-based compensation	—	5,396	5,396
Other income	—	(1,487)	(1,487)
Other general and administrative expense (1)	—	(4,698)	(4,698)
Retention bonus and severance expense	—	612	612
Adjusted EBITDA	$78,697	$(22,988)	$55,709

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation and other legal matters, net of insurance recoveries. During the three and six months ended June 30, 2022, we received reimbursement of approximately $2.4 million and $3.5 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and six months ended June 30, 2021, we received reimbursement of approximately $5.1 million and $6.7 million, respectively.
(2)Includes $10.7 million of net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise, and use tax beginning July 1, 2015 through December 31, 2018.

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
          The table below shows the calculations for the three and six months ended June 30, 2022 and 2021, (in thousands, except for per share data):

	Three Months Ended June 30,
	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(32,860)	$(8,511)

Denominator
Denominator for basic income (loss) per share	104,236	102,398
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted income (loss) per share	104,236	102,398

Basic income (loss) per common share	$(0.32)	$(0.08)
Diluted income (loss) per common share	$(0.32)	$(0.08)

	Six Months Ended June 30,
	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(21,043)	$(28,886)

Denominator
Denominator for basic income (loss) per share	103,961	101,976
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted income (loss) per share	103,961	101,976

Basic income (loss) per share	$(0.20)	$(0.28)
Diluted income (loss) per share	$(0.20)	$(0.28)

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
             As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of June 30, 2022, have not been included in the calculation of diluted income (loss) per common share for the three and six months ended June 30, 2022 and 2021 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share:

(In thousands)	Three Months Ended June 30,
	2022	2021
Stock options	587	995
Restricted stock units	1,207	1,380
Performance stock units	1,788	1,489
Total	3,582	3,864

(In thousands)	Six Months Ended June 30,
	2022	2021
Stock options	587	995
Restricted stock units	1,207	1,380
Performance stock units	1,788	1,489
Total	3,582	3,864
Note 7 - Stock-Based Compensation
Stock Options
          There were no new stock option grants during the six months ended June 30, 2022. As of June 30, 2022, the aggregate intrinsic value for our outstanding stock options was $0.8 million, and the aggregate intrinsic value for our exercisable stock options was $0.8 million. The aggregate intrinsic value for the exercised stock options during the six months ended June 30, 2022 was approximately $1.9 million. The remaining exercise period for both the outstanding and exercisable stock options as of June 30, 2022 was approximately 3.0 years.

          A summary of the stock option activity for the six months ended June 30, 2022 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	798	$9.77
Granted	—	$—
Exercised	(211)	$3.52
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2022	587	$12.02
Exercisable at June 30, 2022	587	$12.02
Restricted Stock Units
         During the six months ended June 30, 2022, we granted 631,233 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
share price of our common stock on the date of grant. As of June 30, 2022, the total unrecognized compensation expense for all RSUs was approximately $10.6 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.
        On March 31, 2022, the Company modified the RSUs previously granted to a former officer in 2019, 2020 and 2021 to accelerate the vesting of such RSUs in connection with his separation agreement. As a result of this modification, we recorded an incremental stock expense of $1.3 million during the six months ended June 30, 2022.
          The following table summarizes RSUs activity during the six months ended June 30, 2022 (in thousands, except for weighted average fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,413	$9.19
Granted	631	$12.59
Vested	(819)	$9.24
Forfeited	(18)	$10.77
Canceled	—	$—
Outstanding at June 30, 2022	1,207	$10.91
Performance Share Units
           During the six months ended June 30, 2022, we granted 327,939 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
         In connection with a former officer’s separation agreement, on March 31, 2022, the Company modified the PSUs previously granted to such former officer in 2020 and 2021 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of March 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. As a result of these modifications, we recorded an incremental stock expense of $3.7 million during the six months ended June 30, 2022.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
 The following table summarizes information about PSUs activity during the six months ended June 30, 2022 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2022	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2022
2019	126	—	(126)	—	—
2020	809	—	—	—	809
2021	651	—	—	—	651
2022	—	328	—	—	328
Total	1,586	328	(126)	—	1,788
Weighted Average FV Per Share	$12.48	$19.99	$27.49	$—	$12.79
          The total stock-based compensation expense for the six months ended June 30, 2022 and 2021 for all stock awards was $14.8 million and $5.4 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2022 was approximately $22.4 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Related-Party Transactions
Operations and Maintenance Yards
           The Company rents five yards from an entity, in which a director of the Company has an equity interest and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively.
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
          Revenue from services provided to Pioneer (including idle fees and Reservation fees) accounted for approximately $115.2 million and $130.7 million of our total revenue during the three months ended June 30, 2022 and 2021, respectively. Revenue from services provided to Pioneer (including idle fees and Reservation fees) accounted for approximately $238.7 million and $217.0 million of our total revenue during the six months ended June 30, 2022 and 2021, respectively.
          As of June 30, 2022, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $69.0 million and the amount due to Pioneer was $0. As of December 31, 2021, the balance due from Pioneer for services we provided amounted to approximately $62.1 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
 Description of Lease
          In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the six months ended June 30, 2022 and 2021, the Company made lease payments of approximately $0.2 million and $0.1 million, respectively. The assets and liabilities under this contract are equally allocated between our cementing and coiled tubing segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change.
         We accounted for our Real Estate Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Lease because we concluded that the accounting effect was insignificant. As of June 30, 2022, the weighted average discount rate and remaining lease term was approximately 6.7% and 0.8 years, respectively.
          As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the six months ended June 30, 2022, the Company made lease payments of approximately $0.1 million. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
         We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of June 30, 2022, the weighted average discount rate and remaining lease term was approximately 3.4% and 1.7 years, respectively.
          As of June 30, 2022, the total operating lease right-of-use asset cost was approximately $1.9 million, and accumulated amortization was approximately $1.1 million. As of December 31, 2021, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.8 million. For the six months ended June 30, 2022 and 2021, we recorded operating lease cost of approximately $0.3 million and $0.2 million, respectively, in our statement of operations.
Maturity Analysis of Lease Liabilities
          The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of June 30, 2022 are as follows:

($ in thousands)	Totals
2022	$360
2023	398
2024	50
Total undiscounted future lease payments	808
Less: amount representing interest	(23)
Present value of future lease payments (lease obligation)	$785
          The total cash paid for amounts included in the measurement of our operating lease liability during the six months ended June 30, 2022 was approximately $0.3 million. The non-cash lease obligation we recorded upon execution of the Maintenance Facility Lease was approximately $0.6 million. During the six months ended June 30, 2021, total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.1 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)

Short-Term Leases
          We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the six months ended June 30, 2022 and 2021 our short-term lease expense was approximately $0.4 million and $0.3 million, respectively.
Note 10 - Commitments and Contingencies
Commitments
          We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At June 30, 2022, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $2.5 million. In August 2022, we entered into a contractual arrangement with our equipment manufacturer to purchase and convert additional Tier IV DGB equipment, with total cost of approximately $43.0 million.
          The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties ("shortfall fees") may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers has a one year take or pay commitment of $23.0 million that will expire on June 12, 2023. During the six months ended June 30, 2022 and 2021, no shortfall fee was recorded. However, one of our Sand Suppliers has filed a suit against us that includes claims related to alleged shortfall fees. The suit is in the early stages, and we are contesting the claims. While we cannot reasonably estimate the outcome of the matter at this time, in the opinion of management, the ultimate disposition of the action will not have a materially adverse effect on the Company.
          As of June 30, 2022, the Company had issued letters of credit of approximately $5.0 million under the revolving credit facility in connection with the Company’s casualty insurance policy.
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
           We are presently unable to predict the duration, scope or result of the Logan Lawsuit, or any other related lawsuit or investigation. As of June 30, 2022, no provision was made by the Company in connection with this pending lawsuit as the final outcome cannot be reasonably estimated.
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
          The Company is self-insured up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at the wellsites. No accrual was recorded in our financial statements in connection with this self-insurance strategy.
Regulatory Audits
           In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of June 30, 2022, the audit is still ongoing and the final outcome cannot be reasonably estimated.
           In January 2022, we entered into a settlement agreement with the Comptroller for a $10.7 million tax refund, net of consulting fees, in connection with certain limited sales, excise and use tax for the audit period July 1, 2015 through December 31, 2018. The net refund to the Company of $10.7 million was recorded as part of other income in our statement of operations during the six months ended June 30, 2022. During the six months ended June 30, 2021, we recorded net refund of approximately $2.1 million.
           In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. As of June 30, 2022, the audit is yet to commence, and as such, the final outcome cannot be reasonably estimated.

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
          Our total available HHP as of June 30, 2022, was 1,315,000 HHP, which was comprised of 197,500 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment and 1,117,500 HHP of conventional Tier II equipment. Our fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing ("Simul-Frac"), in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at the wellsites. In addition, in September 2021 and August 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB. As such, we entered into a conversion and purchase arrangements with our equipment manufacturers for a total of 187,500 HHP of Tier IV DGB equipment and during the period ended June 30, 2022, we received 107,500 HHP of the converted Tier IV DGB equipment and expect to receive the remaining 80,000 HHP at different times through the second half of 2022.
          In 2019, we entered into a purchase commitment for DuraStim® electric powered hydraulic fracturing equipment. Given current market conditions, continued supply chain disruptions, inflation, and other factors impacting further development of DuraStim® technology, we do not currently anticipate deploying our DuraStim® equipment in its current form, and accordingly, we evaluated our DuraStim® equipment in its current form for potential impairment. During the second quarter 2022, we determined that certain DuraStim® equipment is impaired and recorded approximately $57.5 million of impairment expense in our pressure pumping reportable segment. The carrying value of our DuraStim® hydraulic fracturing pumps prior to the impairment expense was approximately $68.8 million. The Company could deploy certain other ancillary DuraStim® assets such as, the blenders, datavans, trailers and tractors to alternative uses, and therefore such assets were not included in our impairment analysis. As of June 30, 2022, the carrying value of the ancillary DuraStim® assets that could be deployed to alternative uses was $18.0 million.
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
          Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Energy Inc., ProFrac Holding Corp., Nextier Oilfield Solutions Inc., Patterson-UTI Energy Inc., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in an E&P company's criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the significant capital investment required for next generation equipment and the current pricing environment with the service industry, which remains in recovery phase. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
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
        The Russia-Ukraine war, and the adverse impacts of the COVID-19 pandemic in recent years, have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. In 2022, global average crude oil prices have exceeded $100 per barrel, which is the highest prices have been in the last ten years. We believe that the recent surge in global crude oil prices is partly due to the lack of reinvestment in the oil and gas industry in the last two years, and increased demand for oil and gas products, coupled with adverse impact of the Russia-Ukraine war, which has led to various sanctions in Russian crude oil supply and businesses. With the significant increase in global crude oil prices, including WTI crude oil prices, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 349 at the end of June 2022, according to Baker Hughes. Following the increase in rig count and WTI crude oil price, the oilfield service industry has experienced increased demand for its pressure pumping services, and improved pricing. As a result of the growing demand for pressure pumping services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers for our pressure pumping services, depending on job design. Although we are currently operating in an improved pricing environment, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability, if we are unable to timely pass-through the cost increases to our customers.

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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$(24,392)	$(8,468)	$(32,860)
Depreciation and amortization	30,528	934	31,462
Impairment expense	57,454	—	57,454
Interest expense	—	669	669
Income tax benefit	—	(8,069)	(8,069)
Loss (gain) on disposal of assets	22,680	(195)	22,485
Stock-based compensation	—	3,458	3,458
Other income	—	(6)	(6)
Other general and administrative expense(1)	21	1,333	1,354
Adjusted EBITDA	$86,291	$(10,344)	$75,947

	Three Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(809)	$(7,702)	$(8,511)
Depreciation and amortization	32,256	987	33,243
Interest expense	—	159	159
Income tax benefit	—	(3,697)	(3,697)
Loss (gain) on disposal of assets	15,379	(354)	15,025
Stock-based compensation	—	2,909	2,909
Other expense	—	302	302
Other general and administrative expense, (net)(1)	—	(3,737)	(3,737)
Adjusted EBITDA	$46,826	$(11,133)	$35,693

	Six Months Ended June 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$4,977	$(26,020)	$(21,043)
Depreciation and amortization	61,459	1,858	63,317
Impairment expense	57,454	—	57,454
Interest expense	—	803	803
Income tax benefit	—	(3,932)	(3,932)
Loss (gain) on disposal of assets	39,101	(498)	38,603
Stock-based compensation	—	14,822	14,822
Other income(2)	—	(10,364)	(10,364)
Other general and administrative expense (1)	294	2,526	2,820
Adjusted EBITDA	$163,285	$(20,805)	$142,480

	Six Months Ended June 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(14,484)	$(14,402)	$(28,886)
Depreciation and amortization	64,770	1,951	66,721
Interest expense	—	335	335
Income tax benefit	—	(10,360)	(10,360)
Loss (gain) on disposal of assets	28,411	(335)	28,076
Stock-based compensation	—	5,396	5,396
Other income	—	(1,487)	(1,487)
Other general and administrative expense (1)	—	(4,698)	(4,698)
Retention bonus and severance expense	—	612	612
Adjusted EBITDA	$78,697	$(22,988)	$55,709

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation and other legal matters, net of insurance recoveries. During the three and six months ended June 30, 2022, we received reimbursement of approximately $2.4 million and $3.5 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and six months ended June 30, 2021, we received reimbursement of approximately $5.1 million and $6.7 million, respectively.

(2)Includes $10.7 million of net tax refund (net of advisory fees) received from the Texas Comptroller of Public Accounts in connection with limited sales, excise, and use tax beginning July 1, 2015 through December 31, 2018.

Results of Operations
          We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category. Total corporate administrative expense for the three and six months ended June 30, 2022 was $7.7 million and $25.0 million, respectively. Total corporate administrative expense for the three and six months ended June 30, 2021 was $6.5 million and $11.6 million, respectively.
          Our hydraulic fracturing operating segment revenue approximated 92.9% and 93.2% of our pressure pumping revenue during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, our hydraulic fracturing operating segment revenue approximated 93.7% and 93.5% of our pressure pumping revenue, respectively.
          The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2022	2021	$	%
Revenue	$315,083	$216,887	$98,196	45.3%
Less (Add):
Cost of services (1)	218,813	162,837	55,976	34.4%
General and administrative expense (2)	25,135	17,529	7,606	43.4%
Depreciation and amortization	31,462	33,243	(1,781)	(5.4)%
Impairment expense	57,454	—	57,454	100.0%
Loss on disposal of assets	22,485	15,025	7,460	49.7%
Interest expense	669	159	510	320.8%
Other expense (income)	(6)	302	308	102.0%
Income tax benefit	(8,069)	(3,697)	4,372	118.3%
Net loss	$(32,860)	$(8,511)	$24,349	286.1%

Adjusted EBITDA (3)	$75,947	$35,693	$40,254	112.8%
Adjusted EBITDA Margin (3)	24.1%	16.5%	7.6%	46.1%

Pressure pumping segment results of operations:
Revenue	$309,445	$213,461	$95,984	45.0%
Cost of services	$213,622	$159,490	$54,132	33.9%
Adjusted EBITDA (3)	$86,291	$46,826	$39,465	84.3%
Adjusted EBITDA Margin (4)	27.9%	21.9%	6.0%	27.4%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation and idle fees of $6.8 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
          Revenues.    Revenues increased 45.3%, or $98.2 million, to $315.1 million during the three months ended June 30, 2022, as compared to $216.9 million during the three months ended June 30, 2021. Our pressure pumping segment revenues increased 45.0%, or $96.0 million, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for pressure pumping services and improved pricing. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 14.8 active fleets during the three months ended June 30, 2022, from approximately 13.1 active fleets for the three months ended June 30, 2021. Included in our revenue for the three months ended June 30, 2022 and 2021 was revenue generated from reservation and idle fees charged to our customer of approximately $6.8 million and $1.0 million, respectively.
          Revenues from services other than pressure pumping increased 64.6%, or $2.2 million, to $5.6 million for the three months ended June 30, 2022, as compared to $3.4 million for the three months ended June 30, 2021. The increase in revenue from services other than pressure pumping was primarily attributable to improved pricing and the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity.
          Cost of Services.    Cost of services increased 34.4%, or $56.0 million, to $218.8 million for the three months ended June 30, 2022, as compared to $162.8 million during the three months ended June 30, 2021. Cost of services in our pressure pumping segment increased $54.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services and the impact of general cost inflation. As a percentage of pressure pumping segment revenues (including reservation and idle fees), pressure pumping cost of services was 69.0% for the three months ended June 30, 2022, as compared to 74.7% for the three months ended June 30, 2021. Excluding reservation and idle fees revenue of $6.8 million and $1.0 million recorded during the three months ended June 30, 2022 and 2021, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 70.6% during the three months ended June 30, 2022, as compared to 75.1% for the three months ended June 30, 2021. The decrease in the percentages was a result of increased operational efficiencies, reduction in operational downtime and improved pricing across our customer base.
          General and Administrative Expenses.   General and administrative expenses increased 43.4%, or $7.6 million, to $25.1 million for the three months ended June 30, 2022, as compared to $17.5 million for the three months ended June 30, 2021. The net increase was primarily attributable to an increase during 2022 in (i) non-recurring legal fees, incurred in connection with pending litigation, of approximately $5.1 million, which was primarily as a result of actual expenses incurred in 2022 compared to net insurance recoveries related to nonrecurring professional fees paid to external consultants in connection with the Company's SEC investigation and shareholder litigation in 2021, (ii) consulting and professional fees of approximately $1.3 million, (iii) property and casualty insurance of approximately $0.8 million, (iv) stock-based compensation of approximately $0.5 and (v) property taxes of approximately $0.5 million, which was partially offset by a net decrease of approximately $0.6 million in other general administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 5.4%, or $1.8 million, to $31.5 million for the three months ended June 30, 2022, as compared to $33.2 million for the three months ended June 30, 2021. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the disposal of certain fixed assets during the period.
          Impairment Expense.    During the three months ended June 30, 2022, we recorded $57.5 million in connection with the impairment of our DuraStim® assets. There was no impairment expense during the three months ended June 30, 2021.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 49.7%, or $7.5 million, to $22.5 million for the three months ended June 30, 2022, as compared to $15.0 million for the three months ended June 30, 2021. The increase was primarily attributable to the significant increase in our utilization levels, resulting in an increase in the operational intensity on our pressure pumping equipment. Upon sale or retirement of property and equipment, including replaced fluid and power ends, the cost and related accumulated depreciation of such assets or components are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    There was no significant change in interest expense. Interest expense slightly increased to approximately $0.7 million for the three months ended June 30, 2022, as compared to $0.2 million for the three months ended June 30, 2021. The increase was primarily attributable to the partial write down of unamortized capitalized loan origination cost in connection with the modification to our credit facility.

          Income Taxes.    For the three months ended June 30, 2022, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax benefit was $8.1 million resulting in an effective tax rate of 19.7% for the three months ended June 30, 2022, as compared to income tax benefit of $3.7 million or an effective tax rate of 30.3% for the three months ended June 30, 2021. The change in income tax benefit recorded during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is primarily attributable to the difference in the estimated pre-tax loss in 2022, as compared to 2021.
         The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2022	2021	$	%
Revenue	$597,763	$378,345	$219,418	58.0%
Less (Add):
Cost of services (1)	416,083	286,215	129,868	45.4%
General and administrative expense (2)	56,842	37,731	19,111	50.7%
Depreciation and amortization	63,317	66,721	(3,404)	(5.1)%
Impairment expense	57,454	—	57,454	100.0%
Loss on disposal of assets	38,603	28,076	10,527	37.5%
Interest expense	803	335	468	139.7%
Other income	(10,364)	(1,487)	8,877	597.0%
Income tax benefit	(3,932)	(10,360)	(6,428)	(62.0)%
Net loss	$(21,043)	$(28,886)	$(7,843)	(27.2)%

Adjusted EBITDA (3)	$142,480	$55,709	$86,771	155.8%
Adjusted EBITDA Margin (3)	23.8%	14.7%	9.1%	61.9%

Pressure pumping segment results of operations:
Revenue	$586,557	$371,652	$214,905	57.8%
Cost of services	$406,255	$279,258	$126,998	45.5%
Adjusted EBITDA (3)	$163,285	$78,697	$84,588	107.5%
Adjusted EBITDA Margin (4)	27.8%	21.2%	6.6%	31.1%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation and idle fees of $13.5 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
          Revenues. Revenues increased 58.0%, or $219.4 million, to $597.8 million during the six months ended June 30, 2022, as compared to $378.3 million during the six months ended June 30, 2021. Our pressure pumping segment revenues increased 57.8%, or $214.9 million, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for pressure pumping services and improved pricing. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 14.3 active fleets during the six months ended June 30, 2022, from approximately 11.7 active fleets for the six months ended June 30, 2021. Included in our revenue for the six months ended

June 30, 2022 and 2021 was revenue generated from reservation and idle fees charged to our customer of approximately $13.5 million and $5.3 million, respectively.

          Revenues from services other than pressure pumping increased 67.4%, or $4.5 million, to $11.2 million for the six months ended June 30, 2022, as compared to $6.7 million for the six months ended June 30, 2021. The increase in revenue from services other than pressure pumping was primarily attributable to improved pricing and the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity.
          Cost of Services.    Cost of services increased 45.4%, or $129.9 million, to $416.1 million for the six months ended June 30, 2022, as compared to $286.2 million during the six months ended June 30, 2021. Cost of services in our pressure pumping segment increased $127.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. These increases were primarily attributable to the significantly increased activity levels and general cost inflation. As a percentage of pressure pumping segment revenues (including reservation and idle fees), pressure pumping cost of services was 69.3% for the six months ended June 30, 2022, as compared to 75.1% for the six months ended June 30, 2021. Excluding reservation and idle fees revenue of $13.5 million and $5.3 million recorded during the six months ended June 30, 2022 and 2021, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 70.9% during the six months ended June 30, 2022, as compared to 76.2% for the six months ended June 30, 2021. The decrease in the percentages was a result of increased operational efficiencies, reduction in operational downtime and improved pricing across our customer base.
          General and Administrative Expenses.   General and administrative expenses increased 50.7%, or $19.1 million, to $56.8 million for the six months ended June 30, 2022, as compared to $37.7 million for the six months ended June 30, 2021. The net increase was primarily attributable to an increase during 2022 in (i) stock-based compensation expense of $9.4 million, which was primarily attributable to the non-recurring incremental stock-based compensation associated with the acceleration of stock awards upon resignation of a former executive, (ii) non-recurring legal fees, incurred in connection with pending litigation, of approximately $7.5 million, which was primarily as a result of actual expenses of approximately $2.8 million incurred in 2022 compared to net insurance recoveries of approximately $4.7 million related to nonrecurring professional fees paid to external consultants in connection with the Company's SEC investigation, shareholder litigation and other legal matters in 2021, and (iii) consulting and professional fees of approximately $2.3 million, which was partially offset by a net decrease of approximately $0.1 million in other general administrative expenses.
          Depreciation and Amortization.    Depreciation and amortization decreased 5.1%, or $3.4 million, to $63.3 million for the six months ended June 30, 2022, as compared to $66.7 million for the six months ended June 30, 2021. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the disposal of certain fixed assets during the period.
          Impairment Expense.    During the six months ended June 30, 2022, we recorded $57.5 million in connection with the impairment of our DuraStim® assets. There was no impairment expense during the six months ended June 30, 2021.
          Loss on Disposal of Assets.    Loss on the disposal of assets increased 37.5%, or $10.5 million, to $38.6 million for the six months ended June 30, 2022, as compared to $28.1 million for the six months ended June 30, 2021. The increase was primarily attributable to the significant increase in our utilization levels, resulting in an increase in the operational intensity on our pressure pumping equipment. Upon sale or retirement of property and equipment, including replaced fluid and power ends, the cost and related accumulated depreciation of such assets or components are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
          Interest Expense.    There was no significant change in interest expense. Interest expense slightly increased to $0.8 million for the six months ended June 30, 2022, as compared to $0.3 million for the six months ended June 30, 2021. The increase was primarily attributable to the partial write down of unamortized capitalized loan origination cost in connection with the modification to our credit facility.
          Other Income.  Other income increased 597.0%, or $8.9 million, to $10.4 million for the six months ended June 30, 2022, as compared to $1.5 million for the six months ended June 30, 2021. The increase was primarily attributable to the net refund to the Company of $10.7 million from sales, excise and use taxes and partially offset by other expense relating to our lender's commitment fees.
          Income Taxes.    For the six months ended June 30, 2022, the Company has utilized the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax benefit was approximately $3.9 million resulting in an effective tax rate of 15.7% for the six months ended June 30, 2022, as compared to income tax benefit of $10.4 million or an effective tax rate of 26.4% for the six months ended June 30, 2021. The change in income tax benefit recorded during the six months ended June 30, 2022, compared to that during the six months ended June 30, 2021, is primarily attributable to the difference in the estimated pre-tax loss in 2022, as compared to 2021. Furthermore, the change in the effective tax rate of 15.7% from 26.4% was due to nondeductible expenses and discrete items such as stock compensation expense recorded during the six months ended June 30, 2021

Liquidity and Capital Resources
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
           As of June 30, 2022, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $185.3 million, consisting of cash and cash equivalents of $69.8 million and $115.5 million of availability under our ABL Credit Facility.
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
          Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base limit), with a maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2022, was approximately $120.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.

          The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the revolving credit facility as of June 30, 2022, and December 31, 2021.
Future Sources and Use of Cash and Contractual Obligations
         Capital expenditures incurred were $89.1 million during the three months ended June 30, 2022, as compared to $30.8 million during the three months ended June 30, 2021. The significant portion of our total capital expenditures incurred were comprised of primarily maintenance and DGB conversion capital expenditures.

         Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2022 are projected to be primarily related to maintenance capital expenditures to support our existing pressure pumping assets, costs to convert some existing equipment to lower emissions pressure pumping equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its fleet over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
         We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
          In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2022. In August 2022, we entered into a contractual arrangement with our equipment manufacturer to purchase and convert additional Tier IV DGB equipment, with total cost of approximately $43.0 million.
Cash and Cash Flows
             The following table sets forth the historical cash flows for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021

Net cash provided by operating activities	$103,308	$61,480
Net cash used in investing activities	$(141,568)	$(50,920)
Net cash used in financing activities	$(3,869)	$(6,631)
Cash Flows From Operating Activities
          Net cash provided by operating activities was $103.3 million for the six months ended June 30, 2022, compared to $61.5 million for the six months ended June 30, 2021. The net increase of approximately $41.8 million was primarily due to the increase in our activity levels resulting from the increase in the demand for our services, driven by increased crude oil prices, net tax refund received, and partially offset with the timing of collections of our receivables from customers and payments to vendors.
Cash Flows From Investing Activities
          Net cash used in investing activities increased to $141.6 million for the six months ended June 30, 2022, from $50.9 million for the six months ended June 30, 2021. The increase was primarily attributable to our investment in lower emissions Tier IV DGB equipment.

Cash Flows From Financing Activities
          Net cash used in financing activities decreased to $3.9 million for the six months ended June 30, 2022, from $6.6 million for the six months ended June 30, 2021. The net decrease in cash used in financing activities during the six months ended June 30, 2022, was primarily a result of the reduction in the amount of net settlement of equity awards and no repayments of insurance financing in 2022, compared to the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of June 30, 2022.
Critical Accounting Policies and Estimates
           There have been no material changes during the six months ended June 30, 2022 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
          Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2022, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
         As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
         There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Date:	August 4, 2022	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)