Form 10-Q
period 2022-09-30
ProPetro Holding Corp.
filed 2022-11-03
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at November 1, 2022, was 114,554,085.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability and future capital expenditures. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•the severity and duration of any world health events and armed conflict, including the coronavirus ("COVID-19") pandemic and the Russian-Ukraine war and associated repercussions to supply and demand for oil and gas and the economy generally;
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
•changes in general economic and geopolitical conditions, including increasing interest rates, the rate of inflation and potential economic recession;
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
•our ability to successfully implement our business plan, including potential mergers and acquisitions;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the effects of consolidation on our customers or competitors;
•the price and availability of debt and equity financing (including increasing interest rates) for the Company and our customers;
•our ability to complete growth projects on time and on budget;
•operational challenges from the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;
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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV DGB and electric hydraulic fracturing equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, which risks may be self-insured, or may not be fully covered under our insurance programs;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere; and
•the effects of current and future litigation.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,208	$111,918
Accounts receivable - net of allowance for credit losses of $217 and $217, respectively	210,522	128,148
Inventories	3,944	3,949
Prepaid expenses	4,026	6,752
Short-term investment, net	8,503	—
Other current assets	30,038	297
Total current assets	300,241	251,064
PROPERTY AND EQUIPMENT - net of accumulated depreciation	841,513	808,494
OPERATING LEASE RIGHT-OF-USE ASSETS	600	409
OTHER NONCURRENT ASSETS:
Other noncurrent assets	1,252	1,269
Total other noncurrent assets	1,252	1,269
TOTAL ASSETS	$1,143,606	$1,061,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$187,381	$152,649
Operating lease liabilities	490	369
Accrued and other current liabilities	65,946	20,767
Total current liabilities	253,817	173,785
DEFERRED INCOME TAXES	59,127	61,052
NONCURRENT OPERATING LEASE LIABILITIES	124	97
Total liabilities	313,068	234,934
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 104,426,520 and 103,437,177 shares issued, respectively	104	103
Additional paid-in capital	860,075	844,829
Accumulated deficit	(29,641)	(18,630)
Total shareholders’ equity	830,538	826,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,143,606	$1,061,236
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE - Service revenue	$333,014	$250,099	$930,776	$628,444
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	224,118	188,690	640,202	474,905
General and administrative (inclusive of stock-based compensation)	28,190	21,348	85,031	59,079
Depreciation and amortization	30,417	33,531	93,734	100,253
Impairment expense	—	—	57,454	—
Loss on disposal of assets	36,636	12,424	75,240	40,500
Total costs and expenses	319,361	255,993	951,661	674,737
OPERATING INCOME (LOSS)	13,653	(5,894)	(20,885)	(46,293)
OTHER INCOME (EXPENSE):
Interest expense	(237)	(143)	(1,040)	(477)
Other income (expense)	(616)	(309)	9,749	1,178
Total other income (expense)	(853)	(452)	8,709	701
INCOME (LOSS) BEFORE INCOME TAXES	12,800	(6,346)	(12,176)	(45,592)
INCOME TAX (EXPENSE) BENEFIT	(2,768)	1,279	1,164	11,639
NET INCOME (LOSS)	$10,032	$(5,067)	$(11,012)	$(33,953)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.10	$(0.05)	$(0.11)	$(0.33)
Diluted	$0.10	$(0.05)	$(0.11)	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	104,372	103,257	104,100	102,408
Diluted	105,070	103,257	104,100	102,408

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income (loss)	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212
Stock-based compensation cost	—	—	3,458	—	3,458
Issuance of equity awards, net	309	—	321	—	321
Tax withholdings paid for net settlement of equity awards	—	—	(1,095)	—	(1,095)
Net income (loss)	—	—	—	(32,860)	(32,860)
BALANCE - June 30, 2022	104,308	$104	$856,605	$(39,673)	$817,036
Stock-based compensation cost	—	—	3,306	—	3,306
Issuance of equity awards, net	118	—	222	—	222
Tax withholdings paid for net settlement of equity awards	—	—	(58)	—	(58)
Net income (loss)	—	—	—	10,032	10,032
BALANCE - September 30, 2022	104,426	$104	$860,075	$(29,641)	$830,538

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock-based compensation cost	—	—	2,487	—	2,487
Issuance of equity awards, net	1,145	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,614)	—	(5,614)
Net income (loss)	—	—	—	(20,375)	(20,375)
BALANCE - March 31, 2021	102,058	$102	$831,987	$15,180	$847,269
Stock-based compensation cost	—	—	2,909	—	2,909
Issuance of equity awards, net	1,169	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(159)	—	(159)
Proceeds from exercise of stock awards	—	—	3,235	—	3,235
Net income (loss)	—	—	—	(8,511)	(8,511)
BALANCE - June 30, 2021	103,227	$103	$837,971	$6,669	$844,743
Stock-based compensation cost	—	—	3,009	—	3,009
Issuance of equity awards, net	33	—	—	—	—
Proceeds from exercise of stock awards	—	—	130	—	130
Net income (loss)	—	—	—	(5,067)	(5,067)
BALANCE - September 30, 2021	103,260	$103	$841,110	$1,602	$842,815
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,012)	$(33,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,734	100,253
Impairment expense	57,454	—
Deferred income tax expense (benefit)	(1,926)	(11,639)
Amortization of deferred debt issuance costs	720	405
Stock-based compensation	18,128	8,405
Provision for credit losses	—	282
Loss on disposal of assets	75,240	40,500
Unrealized loss on short-term investment	3,349	—
Non cash income from settlement with equipment manufacturer	(2,668)	—
Changes in operating assets and liabilities:
Accounts receivable	(82,374)	(65,244)
Other current assets	(29,647)	325
Inventories	6	(747)
Prepaid expenses	2,847	6,027
Accounts payable	7,117	64,237
Accrued and other current liabilities	43,983	408
Net cash provided by operating activities	174,951	109,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(247,164)	(87,700)
Proceeds from sale of assets	7,207	2,151
Net cash used in investing activities	(239,957)	(85,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of insurance financing	—	(5,473)
Payment of debt issuance costs	(824)	—
Proceeds from exercise of equity awards	963	3,365
Tax withholdings paid for net settlement of equity awards	(3,843)	(5,773)
Net cash used in financing activities	(3,704)	(7,881)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,710)	15,829
CASH AND CASH EQUIVALENTS - Beginning of period	111,918	68,772
CASH AND CASH EQUIVALENTS - End of period	$43,208	$84,601

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
All Other— All other consists of coiled tubing operations, which are downhole well completion/remedial services. The performance obligation for these services has a fixed transaction price which is satisfied at a point-in-time upon completion of the service when control is transferred to the customer. Accordingly, we recognize revenue at a point-in-time, upon completion of the service and transfer of control to the customer. Effective September 1, 2022, we shut down our coiled tubing operations, and disposed of all our coiled tubing assets.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
Accounts Receivable
Accounts receivables are stated at the amount billed and billable to customers. At September 30, 2022, and December 31, 2021, accrued revenue (unbilled receivable) included as part of our accounts receivable was $37.1 million and $19.4 million, respectively. At September 30, 2022, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing operations was $42.3 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our pressure pumping reportable segment.
Allowance for Credit Losses
As of September 30, 2022, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic loss experience and the expected impact of any potential deteriorating economic conditions in the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that could be negatively impacted by current economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of the COVID-19 pandemic or potential economic downturn, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the nine months ended September 30, 2022:

(in thousands)

Balance - January 1, 2022	$217
Provision for credit losses during the period	—
Write-off during the period	—
Balance - September 30, 2022	$217
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis as of September 30, 2022 are set forth below:

(In thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2022:
Short-term investment	$8,503	$8,503	$—	$—	$(3,349)
Short-term investment— On September 1, 2022, the Company received 2,616,460 common shares of Step Energy Services, Inc. ("STEP") with an estimated fair value of $11.9 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of September 30, 2022, the fair value of the short-term investment was estimated at $8.5 million, and the unrealized loss resulting from the fluctuation in stock price was $3.3 million. Included in the unrealized loss was a loss of $0.4 million resulting from non-cash foreign currency translation. The unrealized losses resulting from stock price fluctuation and foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations.
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt (if any). The estimated fair value of our financial instruments at September 30, 2022 and December 31, 2021, approximated or equaled their carrying values as reflected in our condensed consolidated balance sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
On September 21, 2022, the Company received equipment inventory from the manufacturer of DuraStim® hydraulic fracturing equipment in connection with its settlement of warranty claims for the DuraStim® hydraulic fracturing equipment acquired from the manufacturer. The fair value of this equipment inventory received from the manufacturer was estimated to be $2.7 million. The estimated fair value was determined using the cost approach, which represents a Level 3 in the fair value measurement hierarchy. Our fair value estimate required us to use significant unobservable inputs, including a third party valuation and assumptions related to replacement cost, among others. Accordingly, we recorded non cash income of $2.7 million, which is presented within other income (expense) in our condensed consolidated statements of operations, and the equipment inventory received included as part of our property and equipment in our condensed consolidated balance sheets. As of September 30, 2022, the remaining carrying value for the equipment inventory was $2.7 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Fair Value Measurement (Continued)
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, we recorded impairment expense of approximately $57.5 million in connection with our electric pressure pumping technology driven DuraStim® hydraulic fracturing pumps that did not meet the manufacturer's specifications or our expectations.
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
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with the maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2022, was approximately $116.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the ABL credit facility or our previous revolving credit facility as of September 30, 2022 and December 31, 2021.
Note 5 - Reportable Segment Information
The Company currently has two operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing) and cementing. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
On September 1, 2022, the Company disposed of its coiled tubing assets (included in the "all other" category) to a subsidiary of STEP as part of a strategic repositioning. The divestiture of our coiled tubing assets did not qualify for presentation and disclosure as discontinued operations, and accordingly, we have recorded the resulting loss of approximately $13.8 million as part of our loss on disposal of assets in our consolidated statement of operations. We received approximately $2.8 million in cash and 2,616,460 common shares of STEP valued at $11.9 million as consideration for the coiled tubing assets, for total consideration of $14.6 million. The divestiture of our coiled tubing assets resulted in a reduction in the number of our current operating segments to two. The change in the number of our operating segments did not impact our reportable segment information reported for the three and nine months ended September 30, 2022 and 2021.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

In accordance with the FASB Accounting Standards Codification ("ASC") 280—Segment Reporting, the Company has one reportable segment (pressure pumping) comprised of the hydraulic fracturing and cementing operating segments. Our coiled tubing results of operations prior to the divestiture and corporate administrative expense (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category in the table below. Total corporate administrative expense for the three and nine months ended September 30, 2022 was $20.4 million and $45.4 million, respectively. Total corporate administrative expense for the three and nine months ended September 30, 2021 was $13.5 million and $25.1 million, respectively.
Our hydraulic fracturing operating segment revenue approximated 91.7% and 92.7% of our pressure pumping revenue during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, our hydraulic fracturing operating segment revenue approximated 93.4% and 93.5% of our pressure pumping revenue, respectively.
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
A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Service revenue	$330,780	$2,234	$333,014
Adjusted EBITDA	$102,550	$(12,550)	$90,000
Depreciation and amortization	$29,736	$681	$30,417
Capital expenditures	$112,865	$2,258	$115,123
Total assets at September 30, 2022	$1,091,796	$51,810	$1,143,606

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$245,641	$4,458	$250,099
Adjusted EBITDA	$53,975	$(11,877)	$42,098
Depreciation and amortization	$32,536	$995	$33,531
Capital expenditures	$52,904	$300	$53,204
Total assets December 31, 2021	$1,023,037	$38,199	$1,061,236

	Nine Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Service revenue	$917,336	$13,440	$930,776
Adjusted EBITDA	$265,835	$(33,355)	$232,480
Depreciation and amortization	$91,194	$2,540	$93,734
Capital expenditures	$267,638	$8,294	$275,932
Total assets at September 30, 2022	$1,091,796	$51,810	$1,143,606

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Service revenue	$617,293	$11,151	$628,444
Adjusted EBITDA	$132,673	$(34,866)	$97,807
Depreciation and amortization	$97,307	$2,946	$100,253
Capital expenditures	$113,670	$2,634	$116,304
Total assets December 31, 2021	$1,023,037	$38,199	$1,061,236
Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$46,805	$(36,773)	$10,032
Depreciation and amortization	29,736	681	30,417
Interest expense	—	237	237
Income tax expense	—	2,768	2,768
Loss (gain) on disposal of assets	22,850	13,786	36,636
Stock-based compensation	—	3,306	3,306
Other (income) expense (3)	(2,668)	3,284	616
Other general and administrative expense (1)	4,775	145	4,920
Severance expense	1,052	16	1,068
Adjusted EBITDA	$102,550	$(12,550)	$90,000

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$9,058	$(14,125)	$(5,067)
Depreciation and amortization	32,536	995	33,531
Interest expense	—	143	143
Income tax benefit	—	(1,279)	(1,279)
Loss on disposal of assets	12,381	43	12,424
Stock-based compensation	—	3,009	3,009
Other expense	—	309	309
Other general and administrative expense, (net) (1)	—	(972)	(972)
Adjusted EBITDA	$53,975	$(11,877)	$42,098

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$51,782	$(62,794)	$(11,012)
Depreciation and amortization	91,194	2,540	93,734
Impairment expense	57,454	—	57,454
Interest expense	—	1,040	1,040
Income tax benefit	—	(1,164)	(1,164)
Loss (gain) on disposal of assets	61,952	13,288	75,240
Stock-based compensation	—	18,128	18,128
Other income (2) (3)	(2,668)	(7,081)	(9,749)
Other general and administrative expense (1)	5,060	2,651	7,711
Severance expense	1,061	37	1,098
Adjusted EBITDA	$265,835	$(33,355)	$232,480

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(5,426)	$(28,527)	$(33,953)
Depreciation and amortization	97,307	2,946	100,253
Interest expense	—	477	477
Income tax benefit	—	(11,639)	(11,639)
Loss (gain) on disposal of assets	40,792	(292)	40,500
Stock-based compensation	—	8,405	8,405
Other income	—	(1,178)	(1,178)
Other general and administrative expense, (net) (1)	—	(5,670)	(5,670)
Severance expense	—	612	612
Adjusted EBITDA	$132,673	$(34,866)	$97,807

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and nine months ended September 30, 2022, we received reimbursement of approximately $3.4 million and $6.9 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and nine months ended September 30, 2021, we received reimbursement of approximately $1.4 million and $8.1 million, respectively.
(2)Includes $10.7 million of net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax beginning July 1, 2015 through December 31, 2018.
(3)Includes $2.7 million non cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer and a $3.3 million unrealized loss on short-term investment.

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
The table below shows the calculations for the three and nine months ended September 30, 2022 and 2021, (in thousands, except for per share data):

	Three Months Ended September 30,
	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$10,032	$(5,067)

Denominator
Denominator for basic income (loss) per share	104,372	103,257
Dilutive effect of stock options	28	—
Dilutive effect of performance share units	498	—
Dilutive effect of restricted stock units	172	—
Denominator for diluted income (loss) per share	105,070	103,257

Basic income (loss) per common share	$0.10	$(0.05)
Diluted income (loss) per common share	$0.10	$(0.05)

	Nine Months Ended September 30,
	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$(11,012)	$(33,953)

Denominator
Denominator for basic income (loss) per share	104,100	102,408
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	—	—
Denominator for diluted income (loss) per share	104,100	102,408

Basic income (loss) per share	$(0.11)	$(0.33)
Diluted income (loss) per share	$(0.11)	$(0.33)

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Net Income (Loss) Per Share (Continued)
As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of September 30, 2022, have not been included in the calculation of diluted income (loss) per common share for the three and nine months ended September 30, 2022 and 2021 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share:

(In thousands)	Three Months Ended September 30,
	2022	2021
Stock options	488	962
Restricted stock units	615	1,435
Performance stock units	—	1,586
Total	1,103	3,983

(In thousands)	Nine Months Ended September 30,
	2022	2021
Stock options	488	962
Restricted stock units	1,189	1,435
Performance stock units	1,758	1,586
Total	3,435	3,983
Note 7 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the nine months ended September 30, 2022. As of September 30, 2022, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of September 30, 2022 was below the cost to exercise these options. The aggregate intrinsic value for the exercised stock options during the nine months ended September 30, 2022 was approximately $2.6 million. The remaining exercise period for both the outstanding and exercisable stock options as of September 30, 2022 was approximately 2.2 years.
A summary of the stock option activity for the nine months ended September 30, 2022 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	798	$9.77
Granted	—	$—
Exercised	(310)	$3.11
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2022	488	$14.00
Exercisable at September 30, 2022	488	$14.00

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
Restricted Stock Units
During the nine months ended September 30, 2022, we granted 680,946 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2022, the total unrecognized compensation expense for all RSUs was approximately $9.1 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
On March 31, 2022, the Company modified the RSUs previously granted to a former officer in 2019, 2020 and 2021 to accelerate the vesting of such RSUs in connection with his separation agreement. As a result of this modification, we recorded an incremental stock expense of $1.3 million during the nine months ended September 30, 2022.
The following table summarizes RSUs activity during the nine months ended September 30, 2022 (in thousands, except for weighted average fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	1,413	$9.19
Granted	681	$12.31
Vested	(845)	$9.20
Forfeited	(60)	$11.04
Canceled	—	$—
Outstanding at September 30, 2022	1,189	$10.88
Performance Share Units
During the nine months ended September 30, 2022, we granted 327,939 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
In connection with a former officer’s separation agreement, on March 31, 2022, the Company modified the PSUs previously granted to such former officer in 2020 and 2021 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of March 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. As a result of these modifications, we recorded an incremental stock expense of $3.7 million during the nine months ended September 30, 2022.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Stock-Based Compensation (Continued)
The following table summarizes information about PSUs activity during the nine months ended September 30, 2022 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2022	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2022
2019	126	—	(126)	—	—
2020	809	—	—	—	809
2021	651	—	—	(18)	632
2022	—	328	—	(12)	316
Total	1,586	328	(126)	(30)	1,757
Weighted Average FV Per Share	$12.48	$19.99	$27.49	$17.19	$12.72
The total stock-based compensation expense for the nine months ended September 30, 2022 and 2021 for all stock awards was $18.1 million and $8.4 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2022 was approximately $18.7 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
Note 8 - Related-Party Transactions
Operations and Maintenance Yards
The Company rents five yards from an entity, in which a director of the Company has an equity interest and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively.
Pioneer
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement"), which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement was effective January 1, 2022 and continues through December 31, 2022. The A&R Pressure Pumping Services Agreement reduced the number of contracted fleets to six fleets from eight fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company will be entitled to receive compensation for all eligible contracted fleets that are made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, where we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement will be effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement will be effective as of January 1, 2023 and will terminate on the one year anniversary of the date on which the fleet dedicated thereunder is able to provide the required services, which is currently expected to be on or before May 1, 2023. Pioneer may elect to extend the term of the Fleet Two Agreement for an additional one year term.
Revenue from services provided to Pioneer (including idle fees and Reservation fees) accounted for approximately $100.2 million and $147.3 million of our total revenue during the three months ended September 30, 2022 and 2021, respectively. Revenue from services provided to Pioneer (including idle fees and Reservation fees) accounted for approximately $338.9 million and $364.3 million of our total revenue during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $53.5 million and the amount due to Pioneer was $0. As of December 31, 2021, the balance due from Pioneer for services we provided amounted to approximately $62.1 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten year real estate lease contract (the "Real Estate Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the nine months ended September 30, 2022 and 2021, the Company made lease payments of approximately $0.3 million and $0.3 million, respectively. The assets and liabilities under this contract are allocated between our operating segments. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Lease because we concluded that the accounting effect was insignificant. As of September 30, 2022, the weighted average discount rate and remaining lease term was approximately 6.7% and 0.5 years, respectively.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the nine months ended September 30, 2022, the Company made lease payments of approximately $0.2 million. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of September 30, 2022, the weighted average discount rate and remaining lease term was approximately 3.4% and 1.4 years, respectively.
In August 2022, we entered into a three year equipment lease (the "Electric Fleet Lease") for two fleets with 60,000 hydraulic horsepower ("HHP") per fleet. The lease has not yet commenced. We currently do not control the assets under the Electric Fleet Lease because they are currently being manufactured by the vendor and we have not taken possession of the assets. The manufacturing and delivery of the electric fleets is estimated to take up to ten months from the lease execution date. Given that the Company has not yet taken possession of the assets under the Electric Fleet Lease, the Company has not accounted for the right of use and lease obligation in its balance sheet as of September 30, 2022.
As of September 30, 2022, the total operating lease right-of-use asset cost was approximately $1.9 million, and accumulated amortization was approximately $1.3 million. As of December 31, 2021, our total operating lease right-of-use asset cost was approximately $1.2 million, and accumulated amortization was approximately $0.8 million. For the nine months ended September 30, 2022 and 2021, we recorded operating lease cost of approximately $0.4 million and $0.3 million, respectively, in our statement of operations.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Leases (Continued)
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of September 30, 2022 are as follows:

($ in thousands)	Totals
2022	$181
2023	398
2024	50
Total undiscounted future lease payments	629
Less: amount representing interest	(15)
Present value of future lease payments (lease obligation)	$614
The total cash paid for amounts included in the measurement of our operating lease liability during the nine months ended September 30, 2022 was approximately $0.5 million. The non-cash lease obligation we recorded upon execution of the Maintenance Facility Lease was approximately $0.6 million. During the nine months ended September 30, 2021, total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.3 million.
Short-Term Leases
We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the nine months ended September 30, 2022 and 2021 our short-term lease expense was approximately $0.6 million and $0.4 million, respectively.
Note 10 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At September 30, 2022, the total remaining lease commitments for all of our short-term leases and lodging commitments was approximately $1.9 million. In August 2022, we entered into a contractual arrangement with our equipment manufacturer to purchase and convert additional Tier IV DGB equipment, with total cost of approximately $43.0 million. The Company also entered into the Electric Fleet Leases to lease electric hydraulic fracturing pumps with capacity of 60,000 HHP per fleet, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments are expected to commence when the Company takes possession of the electric hydraulic fracturing pumps during the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Lease arrangement is approximately $49.3 million, which includes the cost associated with the option to purchase the equipment at the end of the lease.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties ("shortfall fees") may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers has a one year take or pay commitment of $23.0 million that will expire on June 12, 2023. During the nine months ended September 30, 2022 and 2021, no shortfall fee was recorded. However, one of our Sand Suppliers previously filed a suit against us that includes claims related to alleged shortfall fees. On September 21, 2022, the Company agreed to a settlement of the claims in the suit with this Sand Supplier and paid the settlement amount on September 30, 2022. The suit was dismissed in connection with the settlement.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Commitments and Contingencies (Continued)

As of September 30, 2022, the Company had issued letters of credit of approximately $5.0 million under the revolving credit facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
Legal Matters
In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
In July 2020, a third amended class action complaint was filed in the Logan Lawsuit by Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit. Plaintiffs sued individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020 or purchased the Company's common stock pursuant to the Company's initial public offering in March 2017. Plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 against the Company, certain former officers and current and former directors, alleging that the defendants made allegedly inaccurate or misleading statements or omissions about the Company's business, operations and prospects. On September 13, 2021, the Court partially granted and partially denied motions to dismiss filed by the Company and the individual defendants.
On August 11, 2022, the Company agreed to a proposed settlement of the claims in the Logan Lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, the Company's insurers have paid a cash sum into a settlement fund to be distributed to members of the putative class.
In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the "Shareholder Derivative Lawsuit"). In August 2020, the plaintiffs in the Shareholder Derivative Lawsuit filed a consolidated complaint alleging (i) breaches of fiduciary duties, (ii) unjust enrichment and (iii) contribution. The plaintiffs did not quantify any alleged damages in their complaint but, in addition to attorneys’ fees and costs, they sought various forms of relief, including (i) damages sustained by the Company as a result of the alleged misconduct, (ii) punitive damages and (iii) equitable relief in the form of improvements to the Company’s governance and controls. On September 15, 2021, the Court granted the Company's motion to dismiss the complaint in its entirety, without prejudice.
On November 19, 2021, the Company received a demand letter from a law firm representing one of the purported shareholders that previously filed the dismissed Shareholder Derivative Lawsuit. The demand letter alleged facts and claims substantially similar to the Shareholder Derivative Lawsuit. The Company's board of directors (the "Board") constituted a committee to evaluate the demand letter and recommend a course of action to the Board, and the committee retained counsel to assist with its review. The committee concluded its investigation and recommended that the Board reject the demand letter. In October 2022, the Board accepted the committee's recommendation and rejected the demand letter.
The Company incurred legal settlements totaling $34.1 million during the three months ended September 30, 2022, consisting of the Logan Lawsuit and other settlements. The Logan Lawsuit settlement of $30.0 million was fully covered by insurance and was subsequently paid by the insurance company in October 2022. As of September 30, 2022 we recorded a receivable for the insurance recovery in connection with the Logan Lawsuit within other current assets and a liability due to plaintiffs in accrued and other current liabilities in our condensed consolidated balance sheet.

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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of September 30, 2022, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In January 2022, we entered into a settlement agreement with the Comptroller for a $10.7 million tax refund, net of consulting fees, in connection with certain limited sales, excise and use tax for the audit period July 1, 2015 through December 31, 2018. The net refund to the Company of $10.7 million was recorded as part of other income in our statement of operations during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded a net refund of approximately $2.1 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. As of September 30, 2022, the audit is yet to commence, and as such, the final outcome cannot be reasonably estimated.
Note 11 - Subsequent Event
On November 1, 2022, we entered into a purchase and sale agreement with New Silvertip Holdco, LLC, to purchase 100% of equity interest of Silvertip Completion Services Operating, LLC (the "Silvertip Acquisition"). Under the terms of the purchase agreement, we acquired, subject to exceptions in the Silvertip Acquisition, 100% of Silvertip Completion Services Operating, LLC equity interest for a consideration of both cash and shares of our Company. The total consideration paid consisted of 10.1 million shares of our Company, cash of $30.0 million, and certain other closing and transaction costs.

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
Our total available HHP as of September 30, 2022, was 1,315,000 HHP, which was comprised of 215,000 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment and 1,100,000 HHP of conventional Tier II equipment. Our fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing ("Simul-Frac"), in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at the wellsites. In addition, in September 2021 and August 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB equipment. As such, we entered into a conversion and purchase arrangements with our equipment manufacturers for a total of 187,500 HHP of Tier IV DGB equipment and as of September 30, 2022, we have received 125,000 HHP of the converted Tier IV DGB equipment and expect to receive the remaining 62,500 HHP at different times through the second half of 2022. In August 2022, we entered into a three year Electric Fleet Lease for two fleets with 60,000 HHP per fleet. This lease has not yet commenced.
In 2019, we entered into a purchase commitment for DuraStim® electric powered hydraulic fracturing equipment. During the second quarter 2022, we determined that certain DuraStim® equipment was impaired and recorded approximately $57.5 million of impairment expense in our pressure pumping reportable segment.
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
Effective September 1, 2022, we disposed of our coiled tubing assets to a subsidiary of STEP and shut down our coiled tubing operations. We received cash of approximately $2.8 million and 2,616,460 common shares of STEP valued at $11.9 million as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.
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
The global public health crisis associated with the COVID-19 pandemic also has had an adverse effect on global economic activity and the oil and gas industry. Some of the challenges resulting from the COVID-19 pandemic that have impacted our business include restrictions on movement of personnel and associated gatherings, shortage of skilled labor, cost inflation and supply chain disruptions. In light of the COVID-19 pandemic, most companies, including our customers in the Permian Basin, reacted by closely managing their operating budget and exercising capital discipline. In addition, OPEC+ has indicated that they will continue with their plans to manage production levels, including a recent announcement to reduce production levels by 2 million barrels per day.
The Russia-Ukraine war, and the adverse impacts of the COVID-19 pandemic in recent years, including inflation, have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. In 2022, global average crude oil prices have exceeded $98 per barrel, which is the highest prices have been in the last ten years. We believe that the recent surge in global crude oil prices is partly due to the lack of reinvestment in the oil and gas industry in the last two years, and increased demand for oil and gas products, coupled with adverse impact of the Russia-Ukraine war, which has led to various sanctions in Russian crude oil supply and businesses. With the significant increase in global crude oil prices, including WTI crude oil prices, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 344 at the end of September 2022, according to Baker Hughes. Following the increase in rig count and WTI crude oil price, the oilfield service industry has experienced increased demand for its pressure pumping services, and improved pricing. As a result of the growing demand for pressure pumping services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers for our pressure pumping services, depending on job design. Although we are currently operating in an improved pricing environment, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability, if we are unable to timely pass-through the cost increases to our customers.
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
The Permian Basin rig count increase, demand for oil and gas products, WTI crude oil price increase and costs inflation could be indicative of an energy market recovery. If the rig count and market conditions continue to improve, including improved customers' pricing and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. However, if market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$46,805	$(36,773)	$10,032
Depreciation and amortization	29,736	681	30,417
Interest expense	—	237	237
Income tax expense	—	2,768	2,768
Loss (gain) on disposal of assets	22,850	13,786	36,636
Stock-based compensation	—	3,306	3,306
Other (income) expense (3)	(2,668)	3,284	616
Other general and administrative expense (1)	4,775	145	4,920
Severance expense	1,052	16	1,068
Adjusted EBITDA	$102,550	$(12,550)	$90,000

	Three Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$9,058	$(14,125)	$(5,067)
Depreciation and amortization	32,536	995	33,531
Interest expense	—	143	143
Income tax benefit	—	(1,279)	(1,279)
Loss on disposal of assets	12,381	43	12,424
Stock-based compensation	—	3,009	3,009
Other expense	—	309	309
Other general and administrative expense, (net) (1)	—	(972)	(972)
Adjusted EBITDA	$53,975	$(11,877)	$42,098

	Nine Months Ended September 30, 2022
	Pressure Pumping	All Other	Total
Net income (loss)	$51,782	$(62,794)	$(11,012)
Depreciation and amortization	91,194	2,540	93,734
Impairment expense	57,454	—	57,454
Interest expense	—	1,040	1,040
Income tax benefit	—	(1,164)	(1,164)
Loss (gain) on disposal of assets	61,952	13,288	75,240
Stock-based compensation	—	18,128	18,128
Other income (2) (3)	(2,668)	(7,081)	(9,749)
Other general and administrative expense (1)	5,060	2,651	7,711
Severance expense	1,061	37	1,098
Adjusted EBITDA	$265,835	$(33,355)	$232,480

	Nine Months Ended September 30, 2021
	Pressure Pumping	All Other	Total
Net income (loss)	$(5,426)	$(28,527)	$(33,953)
Depreciation and amortization	97,307	2,946	100,253
Interest expense	—	477	477
Income tax benefit	—	(11,639)	(11,639)
Loss (gain) on disposal of assets	40,792	(292)	40,500
Stock-based compensation	—	8,405	8,405
Other income	—	(1,178)	(1,178)
Other general and administrative expense, (net) (1)	—	(5,670)	(5,670)
Severance expense	—	612	612
Adjusted EBITDA	$132,673	$(34,866)	$97,807

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and nine months ended September 30, 2022, we received reimbursement of approximately $3.4 million and $6.9 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and nine months ended September 30, 2021, we received reimbursement of approximately $1.4 million and $8.1 million, respectively.

(2)Includes $10.7 million of net tax refund (net of advisory fees) received from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax beginning July 1, 2015 through December 31, 2018.

(3)Includes $2.7 million non cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer and a $3.3 million unrealized loss on short-term investment.

Results of Operations
We conducted our business through three operating segments: hydraulic fracturing, cementing and coiled tubing. For reporting purposes, the hydraulic fracturing and cementing operating segments are aggregated into our one reportable segment—pressure pumping. However, we disposed of our coiled tubing assets and shut down our coiled tubing operating segment effective September 1, 2022. The coiled tubing operating segment and corporate administrative expenses (inclusive of our total income tax expense (benefit), other (income) and expense and interest expense) are included in the "all other" category. Total corporate administrative expense for the three and nine months ended September 30, 2022 was $20.4 million and $45.4 million, respectively. Total corporate administrative expense for the three and nine months ended September 30, 2021 was $13.5 million and $25.1 million, respectively.
Our hydraulic fracturing operating segment revenue approximated 91.7% and 92.7% of our pressure pumping revenue during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, our hydraulic fracturing operating segment revenue approximated 93.4% and 93.5% of our pressure pumping revenue, respectively.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2022	2021	$	%
Revenue	$333,014	$250,099	$82,915	33.2%
Less (Add):
Cost of services (1)	224,118	188,690	35,428	18.8%
General and administrative expense (2)	28,190	21,348	6,842	32.0%
Depreciation and amortization	30,417	33,531	(3,114)	(9.3)%
Loss on disposal of assets	36,636	12,424	24,212	194.9%
Interest expense	237	143	94	65.7%
Other expense	616	309	307	99.4%
Income tax expense (benefit)	2,768	(1,279)	4,047	316.4%
Net income (loss)	$10,032	$(5,067)	$15,099	298.0%

Adjusted EBITDA (3)	$90,000	$42,098	$47,902	113.8%
Adjusted EBITDA Margin (3)	27.0%	16.8%	10.2%	60.7%

Pressure pumping segment results of operations:
Revenue	$330,780	$245,641	$85,139	34.7%
Cost of services	$220,299	$184,972	$35,327	19.1%
Adjusted EBITDA (3)	$102,550	$53,975	$48,575	90.0%
Adjusted EBITDA Margin (4)	31.0%	22.0%	9.0%	40.9%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation and idle fees of $6.8 million and $0 for the three months ended September 30, 2022 and 2021, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues.    Revenues increased 33.2%, or $82.9 million, to $333.0 million during the three months ended September 30, 2022, as compared to $250.1 million during the three months ended September 30, 2021. Our pressure pumping segment revenues increased 34.7%, or $85.1 million, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for pressure pumping services and improved pricing. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 14.8 active fleets during the three months ended September 30, 2022, from approximately 13.8 active fleets for the three months ended September 30, 2021. Included in our revenue for the three months ended September 30, 2022 and 2021 was revenue generated from reservation and idle fees charged to our customer of approximately $6.8 million and $0, respectively.
Revenues from services other than pressure pumping decreased 49.9%, or $2.2 million, to $2.2 million for the three months ended September 30, 2022, as compared to $4.5 million for the three months ended September 30, 2021. The decrease in revenue from services other than pressure pumping was primarily attributable to the closure of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 18.8%, or $35.4 million, to $224.1 million for the three months ended September 30, 2022, as compared to $188.7 million during the three months ended September 30, 2021. Cost of services in our pressure pumping segment increased $35.3 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services and the impact of general cost inflation. As a percentage of pressure pumping segment revenues (including reservation and idle fees), pressure pumping cost of services was 66.6% for the three months ended September 30, 2022, as compared to 75.3% for the three months ended September 30, 2021. Excluding reservation and idle fees revenue of $6.8 million and $0 recorded during the three months ended September 30, 2022 and 2021, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 68.0% during the three months ended September 30, 2022, as compared to 75.3% for the three months ended September 30, 2021. The decrease in the percentages was a result of increased operational efficiencies and improved pricing across our customer base.
General and Administrative Expenses.   General and administrative expenses increased 32.0%, or $6.8 million, to $28.2 million for the three months ended September 30, 2022, as compared to $21.3 million for the three months ended September 30, 2021. The net increase was primarily attributable to an increase during 2022 in (i) non-recurring legal fees and settlement expenses, incurred in connection with a settlement with a vendor, of approximately $5.3 million, (ii) consulting and professional fees of approximately $2.2 million, (iii) non-recurring severance expense incurred in connection with the terms of the separation agreement of a former employee of approximately $1.1 million and (iv) property taxes of approximately $0.8 million, which was partially offset by (v) a decrease in payroll expenses of $2.5 million and (vi) a net decrease of approximately $0.1 million in other general administrative expenses.
Depreciation and Amortization.    Depreciation and amortization decreased 9.3%, or $3.1 million, to $30.4 million for the three months ended September 30, 2022, as compared to $33.5 million for the three months ended September 30, 2021. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the disposal of certain fixed assets during the period.
Loss on Disposal of Assets.    Loss on the disposal of assets increased 194.9%, or $24.2 million, to $36.6 million for the three months ended September 30, 2022, as compared to $12.4 million for the three months ended September 30, 2021. The increase was primarily attributable to the divestiture of our coiled tubing operations and the significant increase in our utilization levels, resulting in an increase in the operational intensity on our pressure pumping equipment. Upon sale or retirement of property and equipment, including replaced fluid and power ends, the cost and related accumulated depreciation of such assets or components are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
Interest Expense.    There was no significant change in interest expense. Interest expense slightly increased to approximately $0.2 million for the three months ended September 30, 2022, as compared to $0.1 million for the three months ended September 30, 2021.
Other Expense (Income).    There was no significant change in other expense (income). Other expense was approximately $0.6 million for the three months ended September 30, 2022, as compared to other expense of $0.3 million for the three months ended September 30, 2021. However, included in our other expense (income) during the three months ended September 30, 2022 are $2.7 million of non-cash income from equipment parts inventory received from our equipment manufacturer as settlement of our warranty claims, partially offset by a $3.3 million unrealized loss on short-term investment and other expense relating to our lender's commitment fees.

Income Taxes.    For the three months ended September 30, 2022, the Company has utilized the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax benefit was $2.8 million resulting in an effective tax rate of 21.6% for the three months ended September 30, 2022, as compared to income tax benefit of $1.3 million or an effective tax rate of 20.1% for the three months ended September 30, 2021. The change in income tax benefit recorded during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, is primarily attributable to the difference in the estimated pre-tax loss in 2022, as compared to 2021.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2022	2021	$	%
Revenue	$930,776	$628,444	$302,332	48.1%
Less (Add):
Cost of services (1)	640,202	474,905	165,297	34.8%
General and administrative expense (2)	85,031	59,079	25,952	43.9%
Depreciation and amortization	93,734	100,253	(6,519)	(6.5)%
Impairment expense	57,454	—	57,454	100.0%
Loss on disposal of assets	75,240	40,500	34,740	85.8%
Interest expense	1,040	477	563	118.0%
Other income	(9,749)	(1,178)	8,571	727.6%
Income tax benefit	(1,164)	(11,639)	(10,475)	(90.0)%
Net loss	$(11,012)	$(33,953)	$(22,941)	(67.6)%

Adjusted EBITDA (3)	$232,480	$97,807	$134,673	137.7%
Adjusted EBITDA Margin (3)	25.0%	15.6%	9.4%	60.3%

Pressure pumping segment results of operations:
Revenue	$917,336	$617,293	$300,043	48.6%
Cost of services	$626,554	$464,230	$162,324	35.0%
Adjusted EBITDA (3)	$265,835	$132,673	$133,162	100.4%
Adjusted EBITDA Margin (4)	29.0%	21.5%	7.5%	34.9%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation and idle fees of $20.3 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the pressure pumping segment is calculated by taking Adjusted EBITDA for the pressure pumping segment as a percentage of our revenue for the pressure pumping segment.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues. Revenues increased 48.1%, or $302.3 million, to $930.8 million during the nine months ended September 30, 2022, as compared to $628.4 million during the nine months ended September 30, 2021. Our pressure pumping segment revenues increased 48.6%, or $300.0 million, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for pressure pumping services and improved pricing. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 14.4 active fleets during the nine months ended September 30, 2022, from approximately 12.4 active fleets for the nine months ended September 30, 2021. Included in our revenue for the nine months ended September 30, 2022 and 2021 was revenue generated from reservation and idle fees charged to our customer of approximately $20.3 million and $5.3 million, respectively.
Revenues from services other than pressure pumping increased 20.5%, or $2.3 million, to $13.4 million for the nine months ended September 30, 2022, as compared to $11.2 million for the nine months ended September 30, 2021. The increase in revenue from services other than pressure pumping was primarily attributable to improved pricing and the increase in utilization experienced by our coiled tubing operations, which was driven by increased E&P completions activity.
Cost of Services.    Cost of services increased 34.8%, or $165.3 million, to $640.2 million for the nine months ended September 30, 2022, as compared to $474.9 million during the nine months ended September 30, 2021. Cost of services in our pressure pumping segment increased $162.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. These increases were primarily attributable to the significantly increased activity levels and general cost inflation. As a percentage of pressure pumping segment revenues (including reservation and idle fees), pressure pumping cost of services was 68.3% for the nine months ended September 30, 2022, as compared to 75.2% for the nine months ended September 30, 2021. Excluding reservation and idle fees revenue of $20.3 million and $5.3 million recorded during the nine months ended September 30, 2022 and 2021, respectively, our pressure pumping cost of services as a percentage of pressure pumping revenues decreased to 69.8% during the nine months ended September 30, 2022, as compared to 75.9% for the nine months ended September 30, 2021. The decrease in the percentages was a result of increased operational efficiencies, reduction in operational downtime and improved pricing across our customer base.
General and Administrative Expenses.   General and administrative expenses increased 43.9%, or $26.0 million, to $85.0 million for the nine months ended September 30, 2022, as compared to $59.1 million for the nine months ended September 30, 2021. The net increase was primarily attributable to an increase during 2022 in (i) non-recurring legal expenses (net of insurance recoveries) increased by $12.8 million, which were primarily in connection with shareholder litigation and settlement with a vendor, (ii) stock-based compensation expense of $9.7 million, which was primarily attributable to the non-recurring incremental stock-based compensation associated with the acceleration of stock awards upon resignation of a former executive, and (iii) consulting and professional fees of approximately $4.5 million, which was partially offset by a net decrease of approximately $1.0 million in other general administrative expenses.
Depreciation and Amortization.    Depreciation and amortization decreased 6.5%, or $6.5 million, to $93.7 million for the nine months ended September 30, 2022, as compared to $100.3 million for the nine months ended September 30, 2021. The decrease was primarily attributable to the decrease in our fixed asset base, partly attributable to the disposal of certain fixed assets during the period.
Impairment Expense.    During the nine months ended September 30, 2022, we recorded $57.5 million in connection with the impairment of our DuraStim® assets. There was no impairment expense during the nine months ended September 30, 2021.
Loss on Disposal of Assets.    Loss on the disposal of assets increased 85.8%, or $34.7 million, to $75.2 million for the nine months ended September 30, 2022, as compared to $40.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to the divestiture of our coiled tubing operations and the significant increase in our utilization levels, resulting in an increase in the operational intensity on our pressure pumping equipment. Upon sale or retirement of property and equipment, including replaced fluid and power ends, the cost and related accumulated depreciation of such assets or components are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
Interest Expense.    There was no significant change in interest expense. Interest expense slightly increased to $1.0 million for the nine months ended September 30, 2022, as compared to $0.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to the partial write down of unamortized capitalized loan origination cost in connection with the modification to our credit facility.
Other Income.  Other income increased 727.6%, or $8.6 million, to $9.7 million for the nine months ended September 30, 2022, as compared to $1.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to the net refund to the Company of $10.7 million from sales, excise and use taxes, $2.7 million of non-cash income from equipment parts inventory received from our equipment manufacturer as settlement of our warranty claims, partially offset by a $3.3 million unrealized loss on short-term investment and other expense relating to our lender's commitment fees.
Income Taxes.    For the nine months ended September 30, 2022, the Company has utilized the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes - Interim Reporting to calculate its interim tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. Total income tax benefit was approximately $1.2 million resulting in an effective tax rate of 9.6% for the nine months ended September 30, 2022, as compared to income tax benefit of $11.6 million or an effective tax rate of 25.5% for the nine months ended September 30, 2021. The change in income tax benefit recorded during the nine months ended September 30, 2022, compared to that during the nine months ended September 30, 2021, is primarily attributable to the difference in the estimated pre-tax loss in 2022, as compared to 2021. Furthermore, the change in the effective tax rate of 9.6% from 25.5% was due to nondeductible expenses and discrete items such as stock compensation expense recorded during the nine months ended September 30, 2021.
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
As of September 30, 2022, we had no borrowings under our ABL Credit Facility, and our total liquidity was approximately $154.5 million, consisting of cash and cash equivalents of $43.2 million and $111.3 million of availability under our ABL Credit Facility.
As of October 31, 2022, our borrowing under our ABL Credit Facility was $30.0 million and our total liquidity was approximately $185.6 million, consisting of cash and cash equivalents of $88.3 million and $97.3 million of remaining availability under our ABL Credit Facility.
In 2020, when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions, the Company experienced a significant decrease in its liquidity. However, with the gradual recovery in the energy industry and the reduced impact of the COVID-19 pandemic, we have seen improvements in the demand for our services and pricing, and our liquidity position gradually improved. However, we expect our overall liquidity to decline if we make additional or accelerate our capital investments. Moreover, the current market conditions may be impacted by increasing interest rates and potential economic slowdown or a new outbreak of a COVID-19 variant or other health crisis, which could negatively impact our future operations, revenue, profitability and cash flows.
The industry transition to lower emissions pressure pumping equipment could require us to make additional investment in DGB or electric solutions in order to continue to meet our current and future customers' equipment demand. If we are unable to timely reinvest in lower emissions equipment, the future demand for our pressure pumping services may be adversely impacted, which could negatively impact our future operations, revenue, profitability and cash flows.
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
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base limit), with a maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2022, was approximately $116.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company. Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. There were no borrowings under the revolving credit facility as of September 30, 2022, and December 31, 2021.

Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $115.1 million during the three months ended September 30, 2022, as compared to $53.2 million during the three months ended September 30, 2021. The significant portion of our total capital expenditures incurred were comprised of primarily maintenance and DGB conversion capital expenditures.
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
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers. In addition, our cash flows could be improved by prepayments received from certain customers in connection with our pressure pumping services contractual arrangements, as applicable.
In August 2022, we entered into a contractual arrangement with our equipment manufacturer to purchase and convert additional Tier IV DGB equipment, with total cost of approximately $43.0 million. In August 2022, we entered into the Electric Fleet Lease to lease electric hydraulic fracturing pumps with capacity of 60,000 HHP per fleet, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments are expected to commence when the Company takes possession of the electric hydraulic fracturing pumps during the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Lease is approximately $49.3 million, which includes the cost associated with the option to purchase the equipment at the end of the lease.
On November 1, 2022, we entered into a purchase and sale agreement with New Silvertip Holdco, LLC, to purchase 100% of equity interest of Silvertip Completion Services Operating, LLC (the "Silvertip Acquisition"). Under the terms of the purchase agreement, we acquired, subject to exceptions in the Silvertip Acquisition, 100% of Silvertip Completion Services Operating, LLC equity interest for a consideration of both cash and shares of our Company. The total consideration paid consisted of 10.1 million shares of our Company, cash of $30.0 million, and certain other closing and transaction costs.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2022.
Cash and Cash Flows
The following table sets forth the historical cash flows for the nine months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Net cash provided by operating activities	$174,951	$109,259
Net cash used in investing activities	$(239,957)	$(85,549)
Net cash used in financing activities	$(3,704)	$(7,881)

Cash Flows From Operating Activities
Net cash provided by operating activities was $175.0 million for the nine months ended September 30, 2022, compared to $109.3 million for the nine months ended September 30, 2021. The net increase of approximately $65.7 million was primarily due to the increase in our activity levels and improved pricing resulting from the increase in the demand for our services, driven by higher crude oil prices, net sales tax refund received, and partially offset with the timing of collections of our receivables from customers and payments to vendors.
Cash Flows From Investing Activities
Net cash used in investing activities increased to $240.0 million for the nine months ended September 30, 2022, from $85.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to our investment in lower emissions Tier IV DGB equipment and increased cost to rebuild a portion of our Tier II equipment.
Cash Flows From Financing Activities
Net cash used in financing activities decreased to $3.7 million for the nine months ended September 30, 2022, from $7.9 million for the nine months ended September 30, 2021. The net decrease in cash used in financing activities during the nine months ended September 30, 2022, was primarily a result of the reduction in the amount of net settlement of equity awards and no repayments of insurance financing in 2022, compared to the nine months ended September 30, 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2022.
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2022 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 10 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
ITEM 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, President Biden signed the Inflation Reduction Act of 2021 (“IRA 2022”) into law. The IRA 2022 contains hundreds of billions in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.
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

SIGNATURES

Date:	November 3, 2022	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)