Form 10-K
period 2022-12-31
ProPetro Holding Corp.
filed 2023-02-23
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s Common Stock held by nonaffiliates on June 30, 2022, determined using the per share closing price on the New York Stock Exchange Composite tape of $10.00 on that date, was approximately $726.8 million.
The number of the registrant’s common shares, par value $0.001 per share, outstanding at February 20, 2023, was 115,055,432.

i

FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") contains forward‑looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," and other expressions that are predictions of, or indicate, future events and trends and that do not relate to historical matters identify forward‑looking statements. Our forward‑looking statements include, among other matters, statements about our business strategy, industry, future profitability, including statements about our expected growth from the Silvertip Acquisition, expected capital expenditures and the impact of such expenditures on our performance and capital programs.
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
•the severity and duration of any world events and armed conflict, like the Russian-Ukraine war and associated repercussions to supply and demand for oil and gas and the economy generally;
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
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us, our suppliers and our customers;
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
•our ability to successfully implement our business plan, including integrating the recently acquired wireline business from the Silvertip Acquisition and execution of other potential mergers and acquisitions;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the effects of consolidation on our customers or competitors;
•the price and availability of debt and equity financing (including increasing interest rates) for the Company and our customers;
•our ability to complete growth projects on time and on budget;
i

•increases in tax rates or types of taxes enacted that specifically impact E&P operations resulting in changes in the amount of taxes owed by us;
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
•exposure to cyber-security events which could cause operational disruptions or reputational harm;
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
Unless the context indicates otherwise, all references to "ProPetro Holding Corp.," "the Company," "we," "our" or "us" or like terms refer to ProPetro Holding Corp. and its consolidated subsidiaries, ProPetro Services, Inc. and Silvertip Completion Services Operating, LLC.

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
•The Inflation Reduction Act of 2022 ("IRA 2022") could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
•The COVID-19 outbreak has negatively impacted, and may continue to negatively impact crude oil prices and demand for our products and services.
•Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
•Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
•Our indebtedness and liquidity needs could restrict our operations and make us more vulnerable to adverse economic conditions.
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
•Certain provisions of our certificate of incorporation, and bylaws, as well as Delaware law, may discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
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

PART I
Item 1.     Business.
Our Company
We are a leading integrated oilfield services company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline, and other complementary oilfield completion services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC (the "Silvertip Acquisition"), which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. The Silvertip Acquisition positions the Company as a leading completions-focused oilfield services provider headquartered in the Permian Basin.
Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Energy Inc., ProFrac Holding Corp., Nextier Oilfield Solutions Inc., Patterson-UTI Energy Inc., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the capital requirements, lack of large scale deployment of certain new technology such as electric powered equipment, and the pricing for our services and expected return on invested capital. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Our operational focus has primarily been in the Permian Basin's Midland sub-basin, where our customers have operated. However, we have increased our operations in the Delaware sub-basin and are well-positioned to support further increases to our activity in this area in response to demand from our customers. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.
We primarily provide hydraulic fracturing, wireline, and cementing completion services to E&P companies in the Permian Basin. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region's increasingly high-intensity well completions (including Simul-Frac, which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well.
Effective September 1, 2022, we disposed of our coiled tubing assets to STEP Energy Services (USA) Ltd. ("STEP") and shut down our coiled tubing operations. We received approximately $2.8 million in cash and 2.6 million common shares of STEP, which have an estimated fair value of $11.8 million, as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.
Commodity Price and Other Economic Conditions
The oil and gas industry has traditionally been volatile and is characterized by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as supply chain disruptions and inflation, war and political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.
The global public health crisis associated with the COVID-19 pandemic has had an adverse effect on global economic activity and the oil and gas industry in 2020 and 2021. Some of the challenges resulting from the COVID-19 pandemic that have impacted our business include restrictions on movement of personnel and associated gatherings, shortage of skilled labor, cost inflation and supply chain disruptions. In light of the COVID-19 pandemic, most companies, including our customers in the Permian Basin, reacted by closely managing their operating budget and exercising capital discipline in 2020 and 2021.
In February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private sectors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, have contributed to significant increases and volatility in the prices for oil and natural gas. The geopolitical and macroeconomic consequences of this invasion and associated sanctions remain uncertain, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and the oil and gas industry and may adversely affect our financial condition.
The Russia-Ukraine war, and the adverse impacts of the COVID-19 pandemic in recent years, including inflation, have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. In 2022, West Texas Intermediate ("WTI") average crude oil price was approximately $94 per barrel, which is the highest average price in the last nine years. We believe that the recent surge in global crude oil prices is partly due to the lack of reinvestment in the oil and gas industry in the last two years, and increased demand for oil and gas products, coupled with the adverse impact of the Russia-Ukraine war, which has led to various sanctions on Russian crude oil supply and businesses. With the significant increase in global crude oil prices, including WTI crude oil prices, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of December 2022, according to Baker Hughes. Following the increase in rig count and WTI crude oil price, the oilfield service industry has experienced increased demand for its oil well completion services, and improved pricing. As a result of the growing demand for oil well completion services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers for our oil well completion services, depending on job design. Although we are currently operating in an improved pricing environment compared to 2020 and 2021, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability. The U.S. inflation rate has been steadily increasing since 2021. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass-through the cost increases to our customers, would negatively impact our business, financial condition and results of operations. See Part II, Item 1A. "Risk Factors—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise."
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the upstream and oilfield services companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV Dynamic Gas Blending ("DGB"), electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our active hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022, and expect to increase to approximately 65% in 2023.
The Permian Basin rig count increase, demand for oil and gas products, WTI crude oil price increase and costs inflation could be indicative of an energy market recovery. If the rig count and market conditions continue to improve, including improved customers' pricing and labor availability, and we are able to continue to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. However, if market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.

Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to the holiday season, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating and financial results in November and December, even in a stable commodity price and operations environment.
Our Services
We have historically conducted our business through five operating segments: hydraulic fracturing, cementing, coiled tubing, drilling and flowback. For reporting purposes, the hydraulic fracturing and cementing operating segments were aggregated into one reportable segment—"Pressure Pumping" while coiled tubing, drilling and flowback operating segments, and corporate administrative expenses were aggregated into the "All Other" category. In connection with the Silvertip Acquisition, we now have a wireline operating segment which has been aggregated with Pressure Pumping. Additionally, the divestitures of our coiled tubing operations in September 2022 and our drilling and flowback operations in 2020 resulted in the "All Other" category having no operating segments and therefore in 2022, our corporate administrative expenses were aggregated into "Pressure Pumping", and prior periods have been restated accordingly. During the fourth quarter of 2022, we renamed our "Pressure Pumping" reportable segment to "Completion Services" since the Company is now positioned to provide highly complementary completion services to its customers and has significant cross-selling opportunities across its combined customer base. For additional financial information on our reportable segments presentation, please see reportable segment information in Part II - Item 8, "Financial Statements and Supplementary Data."
Completion Services
Hydraulic Fracturing
We provide hydraulic fracturing services to E&P companies in the Permian Basin. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. We have significant expertise in multi‑stage fracturing of horizontal oil‑producing wells in unconventional geological formations. Our total available hydraulic horsepower ("HHP") at December 31, 2022 was 1,315,000 HHP, which was comprised of 252,500 HHP of our Tier IV DGB equipment and 1,062,500 HHP of conventional Tier II equipment. An individual fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. During the year ended December 31, 2022, we recorded an impairment with respect to our DuraStim® hydraulic fracturing pumps (108,000 HHP) that did not meet the manufacturer’s specifications or our expectations and have remained idled. With the industry transition to lower emissions equipment and simultaneous hydraulic fracturing ("Simul-Frac"), in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in September 2021, August 2022 and December 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 362,500 HHP of Tier IV DGB equipment and as of December 31, 2022, we have received 192,500 HHP of the converted and new Tier IV DGB equipment and expect to receive the remaining 170,000 HHP by the second quarter of 2023. In August 2022 and December 2022, we entered into leases for four electric fleets of 60,000 HHP per fleet. We expect to take delivery of the electric fleets at different times during the second half of 2023. We have entered into a contract with a customer for the use of one of our electric hydraulic fracturing fleets to provide committed services for a period of three years after we take delivery of the fleet.
The hydraulic fracturing process consists of pumping fracturing fluid into a well at sufficient pressure to fracture the formation. Materials known as proppants, which in our business are comprised primarily of sand, are suspended in the fracturing fluid and are pumped into the fracture to prop it open. The fracturing fluid is designed to break, or loosen viscosity, and be forced out of the formation by its pressure, leaving the proppants suspended in the fractures created, thereby increasing the mobility of the hydrocarbons. As a result of the fracturing process, production rates are usually enhanced substantially, thus increasing the rate of return of hydrocarbons for the operator.
We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment to perform fracturing services. We also refer to all of our fracturing units, other equipment and vehicles necessary to perform a fracturing job as a "fleet" and the personnel assigned to each fleet as a "crew." Our hydraulic fracturing units consist primarily of a high pressure hydraulic pumps, diesel or dual gas engines, transmissions and various hoses, valves, tanks and other supporting equipment like blenders, irons, hoses and datavans.
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
Wireline
We provide wireline and ancillary services such as pumpdown on new oil well completions in the Permian Basin. Wireline utilizes equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, it is ready to be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy or push the perforating guns attached to wireline through the lateral section of a well.
We own and operate a fleet of mobile wireline units and other auxiliary equipment to perform well completion services. We also refer to our wireline units, pressure control equipment, other equipment and vehicles necessary to perform a job as a "spread" and the personnel assigned to the spread as a "crew." On average, one wireline spread consists of a wireline tractor truck with a large cab functioning as mobile office where the engineer controls the wireline spooled drum along with associated pressure control iron and equipment, trailers and vehicles. We currently have 23 wireline units.

Other Services
Coiled Tubing
Coiled tubing services involve injecting coiled tubing into wells to perform various completion well intervention operations. Coiled tubing is a flexible steel pipe with a diameter of typically less than three inches and manufactured in continuous lengths of thousands of feet. It is wound or coiled on a truck‑mounted reel for onshore applications. Due to its small diameter, coiled tubing can be inserted into existing production tubing and used to perform a variety of services (including drillout of plugs) to enhance the flow of oil or natural gas. Effective September 1, 2022, we shut down our coiled tubing operations and disposed of all of the assets.
Our Customers
Our customers consist primarily of oil and natural gas producers in North America. Our top five customers accounted for approximately 84.0%, 85.7% and 86.5% of our revenue, for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, Pioneer Natural Resources USA Inc. ("Pioneer"), Endeavor Energy Resources and XTO Energy accounted for 33.1%, 28.3% and 15.0%, respectively, of total revenue. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2022.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement") with Pioneer, which was initially entered into in connection with our purchase of certain pressure pumping assets and real property from Pioneer and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). The A&R Pressure Pumping Services Agreement, which was effective from January 1, 2022 to December 31, 2022, reduced the number of contracted fleets to six fleets from eight fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible contracted fleets that were made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. The A&R Pressure Pumping Services Agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and the Fleet Two Agreement described below.

On October 31, 2022, we entered into two pressure pumping services agreements with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel Simul-Frac fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release Fleet Two effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 (the “Release Date”) and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date.
Competition
The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services and equipment that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies’ criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company’s selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the oilfield service industry because of the capital requirements. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment portfolio and quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
We provide our services primarily in the Permian Basin, and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield services companies, including the largest integrated oilfield services companies. Our major competitors include Halliburton Company, Liberty Energy Inc., ProFrac Holding Corp., Nextier Oilfield Solutions Inc., Patterson‑UTI Energy Inc., RPC, Inc., and a number of private and locally-oriented businesses.
Seasonality
Our results of operations have historically reflected seasonal tendencies, generally in the fourth quarter, relating to the conclusion of our customers’ annual capital expenditure budgets, the holidays and inclement winter weather during which we may experience declines in our operating and financial results.
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
Despite our efforts to maintain safety standards, we have suffered accidents from time to time in the past and anticipate that we could experience accidents in the future. In addition to the property damage, personal injury and other losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability and our relationships with customers, employees, regulatory agencies and other parties. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

We maintain commercial general liability, workers’ compensation, business automobile, commercial property, umbrella liability, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. Further, we have pollution legal liability coverage for our business entities, which would cover, among other things, third party liability and costs of clean up relating to environmental contamination on our premises while our equipment is in transit and on our customers’ job site. With respect to our operations, coverage would be available under our pollution legal liability policy for any surface or subsurface environmental clean‑up and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our hydraulic fracturing and wireline services.
We maintain directors and officers insurance; however, our insurance coverage is subject to certain exclusions (including, for example, any required SEC disgorgement or penalties) and we are responsible for meeting certain deductibles under the policies. Moreover, we cannot assure you that our insurance coverage will adequately protect us from all future claims.
Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. Further, insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us. See "Risk Factors" for a description of certain risks associated with our insurance policies.
Environmental and Occupational Health and Safety Regulations
Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. For example, following the election of President Biden and passage of laws such as the IRA 2022, it is possible that our operations may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing and wireline, permitting and greenhouse gases ("GHG") emissions. We have not experienced any material adverse effect from compliance with current requirements; however, this trend may not continue in the future.
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
Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. Additionally, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of certain pollutants from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation ("DOT"), implementing GHG emissions limits on vehicles manufactured for operation in the United States. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, the EPA has proposed more recent rules covering the standards of performance for methane and volatile organic compounds emissions for oil and gas facilities, including leak detection, monitoring and repair, and a "super-emitter" response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties. Certain of these requirements are currently subject to public comment, and the rule is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenge.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas such as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions ("NDCs") every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Some countries, including the United States, have additionally made commitments to reduce global methane emissions through initiatives such as the Global Methane Pledge, and have been called upon to phase out inefficient fossil fuel subsidies. However, the impacts of these actions are unclear at this time. For more information, see our risk factors titled "Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide" and "The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations."
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
Endangered and Threatened Species. Environmental laws such as the Endangered Species Act ("ESA") and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service ("FWS") may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was a candidate species for listing under the ESA by the FWS for many years. As a result of a recent settlement with certain environmental groups, the FWS, in July 2020, acted on a petition to list the dunes sagebrush lizard finding sufficient information to warrant a formal one-year review to consider listing the species. While that deadline has been missed, the listing review is reportedly ongoing and a decision is expected in June 2023; additionally, FWS has also solicited comments on a proposed conservation agreement that would implement certain protective practices for the species and authorize incidental take of the species resulting from certain covered activities, including exploration and development of oil and gas fields. However, to the extent any protections are implemented for this or any other species, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.
Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. Although several of these rulemakings have been rescinded, modified or subjected to legal challenges, new or more stringent regulations may be promulgated by the Biden administration. For example, the Bureau of Land Management (“BLM”) recently proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The Department of the Interior ("DOI") has also issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have previously been proposed in Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission’s well completion seismicity guidelines for operators in the SCOOP and STACK require hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has previously issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission ("TRRC") has adopted similar rules including the indefinite suspension of all deep oil and gas produced water injection wells in certain areas covered by the TRRC’s seismic response program.
Increased regulation of hydraulic fracturing and related activities could subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and record keeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers, and reduce the demand for our services. For more information on each of these items, see our risk factor titled "Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays."
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
Human Capital
Our employees are our key asset. Our primary human capital management objectives are to effectively engage, develop, retain and reward our employees. As of December 31, 2022, we employed approximately 2,000 people, none of which are unionized. All of our employees work for or support our Completion Services reportable segment. Our employees are a key component of our ability to attract and retain customers as a result of their operational excellence in the field.
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
•Training and Safety. We offer in-depth, role-appropriate safety training upon hiring and as part of the continuous development of our employees. The safety of our employees, our customers, and the communities in which we operate is paramount. We track and evaluate safety incidents at wellsites and offices, and if an accident does occur, we take actions to mitigate similar incidents from reoccurring in the future. The Company incentivizes employees to focus on conducting operations in accordance with our strict safety standards and encourages employees to immediately report any breach of safety protocol. Ten percent of our executive officers’ annual target bonuses under the 2022 annual incentive program were based upon the Company’s achievement of certain safety goals, including a target total recordable incident rate of less than 0.65.
•Professional Development. In 2022, ProPetro launched a leadership training initiative for all positions that are responsible for supervision and oversight of other employees. This effort includes development of 255 frontline and above leadership positions over a seven month period. In 2021, ProPetro introduced a Tuition Reimbursement Program to encourage employees to pursue professional development interests that will help strengthen skills and competencies required for their current position or future roles in the business.

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
We periodically review of our health-related benefits program to ensure that our offerings are market competitive and effectively utilized by employees. Based on our recent review, we made comprehensive adjustments to our health-related benefits programs, which improved the cost and quality of coverage. We significantly increased the number of employee meetings to provide education and encourage individuals to maximize the value of benefits offered, resulting in an overall increase in participation and positive feedback from employees.

In 2022, we implemented improvements to our 401(k) plan with a focus on improving plan structure, allowing for immediate vesting of employer’s contributions, reducing program administration, providing employee education and increasing plan participation. We also implemented an hourly bonus structure in 2022 to provide greater reward and recognition and improve employee retention. For hydraulic fracturing field employees and related field support positions, a performance element was included to drive key operating metrics.

Availability of Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our internet website at www.propetroservices.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report or the documents incorporated by reference in this Annual Report.

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
Demand for most of our services depends substantially on the level of capital expenditures in the Permian Basin by companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of capital spending and activity in oil and gas exploration, development and production. Demand for our services is largely dependent on oil and natural gas prices, and our customers’ completion budgets and rig count. Prolonged low oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the completion services that we provide. Historically, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. WTI oil price declined significantly in 2015 and 2016 to approximately $30 per barrel, but subsequently recovered in 2017. Furthermore, in March 2020, WTI oil price declined to a low of approximately $20 per barrel and then subsequently recovered. The average WTI oil prices per barrel were approximately $94, $68 and $39 for the years ended December 31, 2022, 2021 and 2020, respectively. In the last three years, the highly volatile and unpredictable nature of oil and natural gas prices caused a reduction in our customers’ spending and associated drilling and completion activities, which has had and may continue to have an adverse effect on our revenue and cash flows, if WTI oil prices remain highly volatile or decline in the future.
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
•the supply of and demand for drilling and hydraulic fracturing and wireline equipment, including the supply and demand for lower emissions hydraulic fracturing and wireline equipment;
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, in 2020, Saudi Arabia and Russia failed to agree on a plan to cut production of oil and gas within OPEC and Russia. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. In 2022, Russia launched a large-scale invasion of Ukraine, leading to armed hostilities and imposition of sanctions on Russian economic trades. These events, combined with the COVID-19 pandemic which have impacted the economic activity and disrupted the global supply chain dynamics, have contributed to the unpredictable nature of crude oil prices.

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
Our operations are geographically concentrated in the Permian Basin. For the years ended December 31, 2022, 2021 and 2020, approximately 98.3%, 98.7% and 99.5%, respectively, of our revenues were attributable to our operations in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Permian Basin caused by significant governmental regulation, processing or transportation capacity constraints, market limitations, curtailment of production or interruption of the processing or transportation of oil and natural gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse operations.
The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 provides for hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.
The COVID-19 outbreak has negatively impacted, and may continue to negatively impact crude oil prices and demand for our products and services.
The outbreak of COVID-19 has adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our products and services. The COVID-19 pandemic also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected the economies and financial markets of many countries resulting in an economic downturn that affected demand for our products and services. In response to the initial outbreak of COVID-19, many state and local jurisdictions imposed quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. In an effort to minimize the spread of illness, we and our customers implemented various worksite restrictions as well as quarantining in order to minimize the chances of a potential COVID-19 outbreak.

During 2021 and 2022, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. While the prices of and demand for crude oil have recovered, further outbreaks or the emergence of new strains of the COVID-19 virus, could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for our products and services, as well as delays in or inability to fulfill our contractual obligations to customers, logistic constraints, increases in our costs, and workforce and raw material shortages. The effects of the COVID-19 pandemic and related economic, business and market disruptions thus could continue and adversely affect us.
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
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. The transition to lower emissions equipment is capital intensive and could require us to convert all our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted. For example, many E&P companies, including our customers, are transitioning to a lower emissions operating environment and may require us to invest in equipment with lower emissions profile. Further, we may face competitive pressure to develop, implement or acquire and deploy certain technology improvements at a substantial cost, such as our DuraStim® fleets or the cost of implementing or purchasing a technology like DuraStim® may be substantially higher than anticipated, and we may not be able to successfully implement the DuraStim® fleets or other technologies we may purchase. As of December 31, 2022 we recorded an impairment of $57.5 million on our DuraStim® equipment because they did not meet our expectations and remained idled with no near term plans to deploy the equipment to customers’ wellsites. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies could have a material adverse effect on our business, financial condition, prospects or results of operations.
Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
The oilfield services industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $365.3 million, $165.2 million and $81.2 million during the years ended December 31, 2022, 2021 and 2020. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment (including equipment with a lower emissions profile) or properly maintaining our existing equipment. Any disruptions or volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. Our borrowing base changed from $102.3 million as of December 31, 2022 to approximately $143.3 million as of February 20, 2023 due to a change in our eligible accounts receivable. If our customer activity levels decline in the future resulting in a decrease in our eligible accounts receivable, our borrowing base could decline. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of liquidity we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, geopolitical issues (including the Russia-Ukraine war), public health crises (including the COVID-19 pandemic), interest rates, inflation, the availability and cost of credit in the United States and foreign financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, could precipitate an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. The historically unpredictable nature of oil and natural gas prices, and particularly the volatility over the past two years have caused a reduction in our customers’ spending and associated drilling and completion activities, which had and may continue to have an adverse effect on our revenue and cash flows. If the economic climate in the United States or abroad deteriorates or remains uncertain, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids can be sold, which could affect the ability of our customers to continue operations and adversely impact our results of operations, liquidity and financial condition.
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
Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, is tied to 85.0% to 90.0% of eligible accounts receivable. Changes to our operational activity levels or customer concentration levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. For example, our borrowing base changed from $102.3 million as of December 31, 2022 to approximately $143.3 million as of February 20, 2023 due to a change in our eligible accounts receivable. If our customer activity declines in the future, our borrowing base could decline. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements."
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
We may record losses or impairment charges related to goodwill and long-lived assets including intangible assets.
Changes in future market conditions and prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses in our results of operations. These events could result in the recognition of impairment charges or losses from asset sales that negatively impact our financial results. Significant impairment charges or losses from asset sales as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods. For example, in 2021, we recorded loss on disposal of asset $3.5 million in connection with the sale of our two turbines. In 2022, we recorded impairment charges of $57.5 million in connection with our DuraStim®

equipment, which remained idled with no near term plans to deploy the equipment to customers’ wellsites. If oil and natural gas prices trade at depressed price levels as experienced in the first half of 2020, and our equipment remains idle or under-utilized, the estimated fair value of such equipment may decline, which will result in additional impairment expense in the future.

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
Our insurance may not be adequate to cover all losses or liabilities we may suffer. We are also self-insured up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at wellsites. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub‑limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position.
Since hydraulic fracturing activities are part of our operations, they are covered by our insurance against claims made for bodily injury, property damage and clean‑up costs stemming from a sudden and accidental pollution event. However, we may not have coverage if we are unaware of the pollution event and unable to report the "occurrence" to our insurance company within the time frame required under our insurance policy. In addition, these policies do not provide coverage for all liabilities, and the insurance coverage may not be adequate to cover claims that may arise, or we may not be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
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

Generally, our customers also agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our hydraulic fracturing operations, their employees are injured or their properties are damaged by such operations, unless resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our customers for liabilities arising from personal injury to or death of any of our employees, unless resulting from gross negligence or willful misconduct of the customer. In addition, our customers generally agree to indemnify us for loss or destruction of customer‑owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into an MSA with terms that vary from the above allocations of risk. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in us being named as a defendant in lawsuits asserting large claims. As a result, we may incur substantial losses which could materially and adversely affect our financial condition and results of operation.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record operational and accounting data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings indicating that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses (including potential reputational loss) we may experience as a result of the realization of such risks. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate the effects of cyber incidents.
We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.
We have completed and may in the future pursue, asset acquisitions or acquisitions of businesses. Any acquisition of assets or businesses involves potential risks, including the failure to realize expected profitability, growth or accretion; environmental or regulatory compliance matters or liability; title or permit issues; the incurrence of significant charges, such as impairment of goodwill, property and equipment or intangible assets or restructuring charges; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources and may divert management’s attention from existing operations or other priorities. For example, in 2022, we consummated the Silvertip Acquisition, and we are in the process of fully integrating all parts of the acquired business into our operations.
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
We may be adversely affected by the effects of inflation.
The U.S. inflation rate has been steadily increasing since 2021 and through 2022. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass-through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.
Risks Related to Customers, Suppliers and Competition
Reliance upon a few large customers may adversely affect our revenue and operating results.
The majority of our revenue is generated from our hydraulic fracturing services. Due to the large percentage of our revenue historically derived from our hydraulic fracturing services with recurring customers and the limited availability of our fracturing units, we have had some degree of customer concentration. Our top ten customers represented approximately 91.2%, 91.4% and 97.3% of our consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be harmed.
Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels. One customer, Pioneer, accounted for 33.1% of our revenue for the year ended December 31, 2022. The revenue generated from our relationship with Pioneer is largely derived from the A&R Pressure Pumping Services Agreement, which reduced our committed fleet to six through December 31, 2022. On October 31, 2022, we entered into the Fleet One Agreement and the Fleet Two Agreement with Pioneer to provide two committed fleets with terms ranging from eight to twelve month periods. Each agreement was effective January 1, 2023 and is subject to certain termination and release rights. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release Fleet Two effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date. If Pioneer elects to terminate the remaining committed fleet and we are unable to redeploy such fleet to another customer, it could have a material adverse effect on our financial condition, results of operations and cash flows. See "Part I, Item 1. Business — Customers" for further information regarding the agreements with Pioneer.
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
Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. The amount of equipment available may exceed demand, which could result in active price competition. In addition, some E&P companies have commenced completing their wells using their own hydraulic fracturing equipment and personnel. Any increase in the development and utilization of in‑house fracturing capabilities by our customers could decrease the demand for our services and have a material adverse impact on our business.
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
We purchase specialized equipment, parts and raw materials (including, for example, frac sand, chemicals and fluid ends) from third party suppliers and affiliates. In some cases, our customers are responsible for supplying necessary raw materials (including frac sand), parts and/or equipment. At times during the business cycle, there is a high demand for hydraulic fracturing and other oilfield services and extended lead times to obtain equipment and raw materials needed to provide these services. For example, in 2021 and 2022, we have seen significant disruption in supply chains around the world caused by the COVID-19 pandemic that have impacted our operations. Should our current suppliers (or our customers’ suppliers where applicable) be unable or unwilling to provide the necessary equipment, parts or raw materials or otherwise fail to deliver the products timely and/or in the quantities required, any resulting delays in the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, future price increases for this type of equipment, parts and raw materials could negatively impact our ability to purchase new equipment, to update or expand our existing fleets, to timely repair equipment in our existing fleets or meet the current demands of our customers.
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
Disruption of our supply chain could adversely impact our ability to provide our services.
Our suppliers use multiple forms of transportation to bring their products to market, including truck, ocean and air-cargo shipments. Disruption to the timely supply of raw materials, parts and finished goods or increases in the cost of transportation services, including due to general inflationary pressures, cost of fuel and labor, labor disputes, governmental regulation or governmental restrictions limiting specific forms of transportation, could have an adverse effect on our ability to provide our services, which would adversely affect our results of operations, cash flows and financial position

Risks Related to Employees
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
The delivery of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield services industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a less challenging work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled workers. As a result of the COVID-19 pandemic and the physical nature of our operations, we have experienced difficulties in attracting and retaining skilled workers. If demand for our services increases, we may experience difficulty in hiring or re-hiring skilled and unskilled workers in the future to meet that demand. At times, the demand for skilled workers in our geographic areas of operations is high, and the supply is limited. As a result, competition for experienced oilfield services personnel is intense, and we face significant challenges in competing for crews and management with large and well‑established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Furthermore, if we are unable to adjust wages to account for rapidly rising inflationary cost, there could be a reduction in the available skilled labor force we could attract or retain. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
Risks Related to Regulatory Matters
We are subject to environmental laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.
The nature of our operations, including the handling, storing, transporting and disposing of a variety of fluids and substances, including hydraulic fracturing fluids, which can contain substances such as hydrochloric acid, and other regulated substances, air emissions and wastewater discharges exposes us to some risks of environmental liability, including the release of pollutants from oil and natural gas wells and associated equipment to the environment. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. Environmental laws and regulations have changed in the past, and they may change in the future and become more stringent. For example, following the election of President Biden, President Biden has made climate change a focus of his administration. For more information, see our risk factor titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.” Separately, current and future claims and liabilities may have a material adverse effect on us because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. The ultimate costs of these liabilities are difficult to determine and may exceed any reserves we may have established. If existing environmental requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. Additionally, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of certain pollutants from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation ("DOT"), implementing GHG emissions limits on vehicles manufactured for operation in the United States. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb new source and OOOOc first-time existing source of standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair equipment, and reduction of emissions by 95% through capture and control systems. In November 2022, the EPA published a supplemental methane proposal, which, among other items, sets forth specific revisions strengthening the first nationwide emission guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a "super-emitter" response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that these requirements will be subject to legal challenge. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas such as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions ("NDCs") every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties ("COP26") in Glasgow in November 2021, the United States and the European Union jointly announced the launch of the Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At COP27 in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The US also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. However, the impacts of these actions are unclear at this time.
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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by certain candidates for public office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The executive order also suspends the issuance of new leases for oil and gas development on federal land; for more information, see our risk factor titled "Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays."
Other actions that the Biden Administration may take include the imposition of more restrictive requirements for the development of pipeline infrastructure or liquefied natural gas export facilities, or more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies operating in the United States in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts to their investors or customers.
There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. In January 2023, the Federal Reserve launched a pilot climate scenario analysis exercise, with six of the United States’ largest banks participating to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Additionally, the United States Securities and Exchange Commission has announced a proposed rule that would require climate disclosures, including registrants’ Scope 1 and 2 emissions and, in some cases, Scope 3 emissions. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. We also cannot predict how financial institutions and investors might consider any information disclosed under the final rule when making investment decisions, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.
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
Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment. Separately, the BLM finalized a rule governing hydraulic fracturing on federal lands but this rule was subsequently rescinded. Although several of these rulemakings have been rescinded, modified or subjected to legal challenges, new or more stringent regulations may be promulgated by the Biden Administration. For example, the BLM recently proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. In January 2021, President Biden issued an executive order suspending new leasing activities, but not operations under existing leases, for oil and gas exploration and production on non-Indian federal lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the leasing pause was effectively halted by a permanent injunction in August 2022, in response to the executive order, the DOI issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completion seismicity guidelines for operators in the SCOOP and STACK require hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has previously issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The TRRC has adopted similar rules and, in September 2021, issued a notice to disposal well operators in the Gardendale Seismic Response Area near Midland, Texas to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18 month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. The Gardendale Seismic Response area has since been expanded in response to an additional earthquake in December 2022, covering 17 additional wells. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our customers’ costs or require them to suspend operations, which may adversely impact demand for our products and services
Increased regulation of hydraulic fracturing and related activities could subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers, and reduce the demand for our services.

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
Increased attention to environmental, social and governance ("ESG") matters, conservation measures, commercial development and technological advances could reduce demand for oil and natural gas and our services.
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
The commercial development of economically‑viable alternative energy sources and related products (such as electric vehicles, wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. The IRA 2022 appropriates significant federal funding for renewable energy initiatives, which could accelerate the use and commercial viability of alternative energy sources and decrease demand for oil and natural gas. The IRA 2022 has incentivized the further development of and investment in clean energy through the use of tax credits, and future legislation could expand these benefits for alternative energy sources. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development, including the allowance of percentage depletion for oil and natural gas properties, may be eliminated as a result of proposed legislation. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.
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
The Tax Cuts and Jobs Act (the "TCJA") included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the TCJA, U.S. federal net operating loss carryforwards ("NOLs") generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2022, we had approximately $421.7 million of U.S. federal NOLs, some of which will begin to expire in 2035. Approximately $219.5 million of our U.S. federal NOLs relate to pre-2018 periods. As of December 31, 2022, our state net operating losses were approximately $50.4 million and will begin to expire in 2024.
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
We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. In addition, we may issue common stock as consideration in future mergers and acquisitions, as we did in the Silvertip Acquisition. Any issuance of additional shares of our common stock or convertible securities will dilute the ownership interest of our common stockholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.
None.
Item 2.     Properties
Our corporate headquarters is located at 1706 S. Midkiff, Midland, Texas 79701. In addition to our headquarters, we also own and lease other properties that are used for field offices, yards or storage in the Permian Basin. We believe that our facilities are adequate for our current operations.
Item 3.     Legal Proceedings.
Disclosure concerning legal proceedings is incorporated by reference to "Note 17. Commitments and Contingencies— Contingent Liabilities" of our Consolidated Financial Statements contained in this Annual Report.
From time to time, we may be subject to various other legal proceedings and claims incidental to or arising in the ordinary course of our business.
Item 4.     Mine and Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On March 22, 2017, we consummated our initial public offering ("IPO") of our common stock at a price of $14.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol "PUMP."
Holders
As of December 31, 2022, there were 114,515,008 shares of common stock outstanding, held of record by six holders. The number of record holders of our common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
Performance Graph
The annual changes for the periods shown in the following graph are based on the assumption that $100 had been invested in our common stock, the Russell 2000 Index ("Russell 2000") and a self-constructed peer group index of comparable companies ("Peer Group") on March 17, 2017 (the first trading date of our common stock), and that all dividends were reinvested at the closing prices of the dividend payment dates. The relevant companies included in our Peer Group consists of Liberty Energy Inc., Nextier Oilfield Solutions Inc., RPC, Inc., Calfrac Well Services Ltd., Patterson-UTI Energy, Inc. and Mammoth Energy Services, Inc. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on the last trading date of 2022. The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Peer Group	Russell 2000	ProPetro Holding Corp.
12/31/2017	$100.0	$100.0	$100.0
12/31/2018	$45.5	$89.0	$61.1
12/31/2019	$32.8	$111.7	$55.8
12/31/2020	$20.0	$134.0	$36.7
12/31/2021	$24.2	$153.9	$40.2
12/31/2022	$48.6	$122.4	$51.4

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
Basis of Presentation
This discussion of our results omits our results of operations and cash flows for the year ended December 31, 2020 and the comparison of our results of operations for the years ended December 31, 2021 and 2020, which may be found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
Unless otherwise indicated, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to "ProPetro Holding Corp.," "the Company," "we," "our," "us" or like terms refer to ProPetro Holding Corp. and its subsidiaries.
Overview
Our Business
We are a leading integrated oilfield services company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline and other complementary oilfield completion services to leading upstream oil and gas companies engaged in the E&P of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region.
Our hydraulic fracturing operations account for approximately 89.3% of our total revenues and operations. Our total available hydraulic horsepower ("HHP") in our hydraulic fracturing operations at December 31, 2022 was 1,315,000 HHP, which was comprised of 252,500 HHP of our Tier IV DGB equipment and 1,062,500 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsites. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including Simul-Frac, which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in September 2021, August 2022 and December 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB equipment. As such, we entered into conversion and purchase arrangements with our equipment manufacturers for a total of 362,500 HHP of Tier IV DGB equipment and as of December 31, 2022, we have received 192,500 HHP of the converted and new Tier IV DGB equipment and expect to receive the remaining 170,000 HHP by the second quarter of 2023. In August 2022 and December 2022, we entered into three-year electric fleet leases for a total of four fleets with 60,000 HHP per fleet. We expect to take delivery of the electric fleets at different times during the second half of 2023.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC, which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At December 31, 2022, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more resilient and diversified completions-focused oilfield services provider headquartered in the Permian Basin.

Our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity in the region. Primarily, our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have operated. However, we have increased our operations in the Delaware sub-basin and are well-positioned to support further increases to our activity in this area in response to demand from our customers. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.

Our hydraulic fracturing, wireline and cementing operations have been aggregated into one reportable segment: "Completion Services." In connection with our divestiture of our coiled tubing operations and the Silvertip Acquisition, we have revised our reportable segment presentation from Pressure Pumping to Completion Services and have restated prior periods accordingly. Our now discontinued coiled tubing, drilling and flowback operations were aggregated into the "All Other" category. For additional financial information on our reportable segments presentation, please see reportable segment information in Part II - Item 8, "Financial Statements and Supplementary Data."

Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of pressure pumping and related assets of Pioneer and Pioneer Pumping Services, LLC in the Pioneer Pressure Pumping Acquisition. In connection with the acquisition, we became a long-term service provider to Pioneer under the Pioneer Services Agreement, with a term of up to 10 years for providing pressure pumping and related services, with Pioneer having the right to terminate the agreement, in whole or part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026 and the right to increase the number of committed fleets prior to December 31, 2022. Under the agreement, the Company was entitled to receive compensation if Pioneer were to idle committed fleets ("idle fees"); however, we were first required to use all economically reasonable efforts to deploy the idled fleets to another customer. This agreement was superseded by the agreement below.
On March 31, 2022, we entered into an amended and restated A&R Pressure Pumping Services Agreement in place of the Pioneer Services Agreement. The A&R Pressure Pumping Services Agreement, which was effective from January 1, 2022 to December 31, 2022, reduced the number of contracted fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible contracted fleets that were made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into the Fleet One Agreement and the Fleet Two Agreement with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel Simul-Frac fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release Fleet Two effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date.
Commodity Price and Other Economic Conditions
The oil and gas industry has traditionally been volatile and is characterized by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as supply chain disruptions and inflation, political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, and other factors that are beyond our control.
The global public health crisis associated with the COVID-19 pandemic has had an adverse effect on global economic activity and the oil and gas industry in 2020 and 2021. Some of the challenges resulting from the COVID-19 pandemic that have impacted our business include restrictions on movement of personnel and associated gatherings, shortage of skilled labor, cost inflation and supply chain disruptions. In light of the COVID-19 pandemic, most companies, including our customers in the Permian Basin, reacted by closely managing their operating budget and exercising capital discipline in 2020 and 2021.

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
The Russia-Ukraine war, and the adverse impacts of the COVID-19 pandemic in recent years, including inflation, have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. In 2022, WTI average crude oil price was approximately $94 per barrel, which is the highest average price in the last nine years. We believe that the recent surge in global crude oil prices is partly due to the lack of reinvestment in the oil and gas industry in the last two years, and increased demand for oil and gas products, coupled with the adverse impact of the Russia-Ukraine war, which has led to various sanctions on Russian crude oil supply and businesses. With the significant increase in global crude oil prices, including WTI crude oil prices, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of December 2022, according to Baker Hughes. Following the increase in rig count and WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. As a result of the growing demand for completion services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers for our completion services, depending on job design. Although we are currently operating in an improved pricing environment compared to 2020 and 2021, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability. The U.S. inflation rate has been steadily increasing since 2021. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass-through the cost increases to our customers, would negatively impact our business, financial condition and results of operations. See Part II, Item 1A. Risk Factors—"Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise."
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the upstream and oilfield services companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022, and expect to increase to approximately 65% in 2023.
The Permian Basin rig count increase, demand for oil and gas products, WTI crude oil price increase and cost inflation could be indicative of an energy market recovery. If the rig count and market conditions continue to improve, including improved customers' pricing and labor availability, and we are able to continue to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. However, if market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to the holiday season, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating and financial results in November and December, even in a stable commodity price and operations environment.

2022 Operational Highlights
Over the course of the year ended December 31, 2022:
•improved pricing and increased operational efficiency at wellsites;
•our average effectively utilized fleet count was approximately 15 active fleets, a 25% increase from approximately 12 active fleets in 2021;
•we entered into a lease agreement for four electric fleets with 60,000 HHP per fleet, and we transitioned 162,500 HHP of our equipment portfolio to lower emissions, Tier IV DGB equipment. In 2023, our equipment portfolio is expected to be comprised of approximately 65% lower emissions (electric and Tier IV DGB), and 35% conventional diesel equipment;
•we entered into a contract with a customer for the use of one of our electric hydraulic fracturing fleets to provide committed services for a period of three years after we take delivery of the fleet; and
•on November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC, which provides wireline perforation and ancillary services solely in the Permian Basin.
2022 Financial Highlights
Financial highlights for the year ended December 31, 2022:
•revenue increased $405.2 million, or 46.3%, to $1,279.7 million, as compared to $874.5 million for the year ended December 31, 2021;
•cost of services (exclusive of depreciation and amortization) increased $220.6 million or 33.3% to $882.8 million, as compared to $662.3 million for the year ended December 31, 2021; cost of services as a percentage of revenue decreased to 69.0% in 2022 compared to 75.7% for the year ended December 31, 2021;
•general and administrative expenses, inclusive of stock-based compensation, increased $28.8 million, or 34.8% to $111.8 million, as compared to $82.9 million for the year ended December 31, 2021;
•the total impairment expense recorded during the year December 31, 2022 was approximately $57.5 million related to our DuraStim® equipment, compared to no impairment expense recorded during the year ended December 31, 2021;
•net income was $2.0 million, compared to a net loss of $54.2 million for the year ended December 31, 2021. Diluted net income per common share was $0.02, compared to diluted net loss per common share of $0.53 for the year ended December 31, 2021. Adjusted EBITDA of approximately $316.6 million increased 134.5%, compared to $135.0 million for the year ended December 31, 2021 (see reconciliation of Adjusted EBITDA to net income (loss) in the subsequent section "How We Evaluate Our Operations") and margins increased 930 basis points;
•our total liquidity was $155.2 million, consisting of cash, cash equivalents and restricted cash of $88.9 million and remaining availability of $66.3 million under our ABL Credit Facility; and
•$30.0 million of borrowings as of December 31, 2022 under our ABL Credit Facility.
Our Assets and Operations
Through our Completion Services segment, which includes our hydraulic fracturing, cementing and wireline operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. During the year ended December 31, 2022, our hydraulic fracturing, cementing and wireline operations accounted for 89.3%, 7.2% and 2.4% of our total revenue, respectively. Our equipment has been designed to handle Permian Basin specific operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.

In addition to our core Completion Services segment operations, we also offer a suite of complementary services, which we believe create operational efficiencies for our customers and could allow us to capture a greater portion of their capital spending across the lifecycle of a well in the future. In September 2022, we discontinued our coiled tubing operations and disposed of the coiled tubing assets.
How We Generate Revenue
We generate revenue primarily through our Completion Services segment, and more specifically, by providing hydraulic fracturing services to our customers. We own and operate a fleet of mobile hydraulic fracturing, wireline and cementing units and other auxiliary equipment to perform completion services to E&P companies. We also provide personnel and services that are tailored to meet each of our customers’ needs.
Hydraulic fracturing operations account for a significant portion of our total revenue. We charge our customers on a per‑job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant and chemicals to be used and other parameters of the job.
In addition to hydraulic fracturing services, we generate revenue through other completion services that we provide to our customers, including cementing, wireline and other related services. These completion services are provided through various contractual arrangements, including on a turnkey contract basis, in which we set a price to perform a particular job, or a daywork contract basis, in which we are paid a set price per day for our services. We are also sometimes paid by the hour for these complementary services.
Demand for our services is largely dependent on oil and natural gas prices, and our customers’ well completion budgets and rig count. Our revenue, profitability and cash flows are highly dependent upon prevailing crude oil prices and expectations about future prices. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. The average WTI oil prices per barrel were approximately $94, $68 and $39 for the years ended December 31, 2022, 2021 and 2020, respectively. In February 2023, the WTI oil price was approximately $78 per barrel. If the WTI oil price declines in the future or remains highly volatile, demand for our services may be negatively impacted, which could result in a significant decrease in our future profitability and cash flows. We monitor the oil and natural gas prices and the Permian Basin rig count to enable us to more effectively plan our business and forecast the demand for our services.
The historical weekly average Permian Basin rig count based on the Baker Hughes Company rig count information was as follows:

	Year Ended December 31,
Drilling Rig Type (Permian Basin)	2022	2021	2020
Directional	3	2	1
Horizontal	318	227	212
Vertical	14	11	8
Total	335	240	221

Average Permian Basin rig count to U.S rig count	46.3%	50.5%	51.0%
Costs of Conducting our Business
The principal direct costs involved in operating our business are direct labor, expendables and other direct costs.
Direct Labor Costs. Payroll and benefit expenses related to our crews and other employees that are directly or indirectly attributable to the effective delivery of services are included in our operating costs. Direct labor costs amounted to 27.7% and 22.4% of total costs of service for the years ended December 31, 2022 and 2021, respectively. The increase in our direct labor costs percentage is driven by wage adjustments and higher headcount to support current activity levels.
Expendables. Expendables include the product and freight costs associated with proppant, chemicals and other consumables used in our completion services and other operations. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand and chemicals demanded when providing hydraulic fracturing services. Expendable product costs comprised approximately 33.6%, and 41.8% of total costs of service for the years ended December 31, 2022 and 2021, respectively. The percentage decrease in our expendables in 2022 was primarily attributable to certain customers electing to directly source sand and the associated logistics.

Other Direct Costs. We incur other direct expenses related to our service offerings, including the costs of fuel, repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Fuel is consumed both in the operation and movement of our equipment. Repairs and maintenance costs are expenses directly related to upkeep of equipment, which have been amplified by the demand for higher horsepower jobs. Capital expenditures to upgrade or extend the useful life of equipment are capitalized and are not included in other direct costs. Other direct costs were 38.7% and 35.8% of total costs of service for the years ended December 31, 2022 and 2021, respectively. The percentage increase in 2022 was primarily driven by higher recurring repairs and maintenance costs in 2022 compared to 2021.
How We Evaluate Our Operations
Our management uses Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, severance, costs related to asset acquisitions, insurance recoveries, costs related to nonrecurring legal settlement and one-time professional and advisory fees. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
Note Regarding Non‑GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP ("non-GAAP"), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods and our peer group by removing the effects of our capital structure, asset base, nonrecurring (income) expenses and items outside the control of the Company. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA and Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of net income (loss) to Adjusted EBITDA ($ in thousands):

	Completion Services	All Other	Total
Year ended December 31, 2022
Net income (loss)	$19,754	$(17,724)	$2,030
Depreciation and amortization	125,867	2,241	128,108
Interest expense	1,605	—	1,605
Income tax expense	5,356	—	5,356
Loss on disposal of assets	88,145	14,005	102,150
Impairment expense	57,454	—	57,454
Stock‑based compensation	21,881	—	21,881
Other income (2) (3)	(11,582)	—	(11,582)
Other general and administrative expense (1)	8,460	—	8,460
Severance expense	1,111	17	1,128
Adjusted EBITDA	$318,051	$(1,461)	$316,590

	Completion Services	All Other	Total
Year ended December 31, 2021
Net loss	$(51,189)	$(2,996)	$(54,185)
Depreciation and amortization	129,780	3,597	133,377
Interest expense	614	—	614
Income tax benefit	(14,252)	—	(14,252)
Loss on disposal of assets	64,549	97	64,646
Stock‑based compensation	11,519	—	11,519
Other income	(873)	—	(873)
Other general and administrative expense (1)	(6,471)	—	(6,471)
Severance expense	632	—	632
Adjusted EBITDA	$134,309	$698	$135,007

	Completion Services	All Other	Total
Year ended December 31, 2020
Net loss	$(99,830)	$(7,190)	$(107,020)
Depreciation and amortization	148,936	4,354	153,290
Interest expense	2,383	—	2,383
Income tax benefit	(27,480)	—	(27,480)
Loss on disposal of assets	56,584	1,552	58,136
Impairment expense	36,907	1,095	38,002
Stock‑based compensation	9,100	—	9,100
Other expense	874	—	874
Other general and administrative expense (1)	13,038	—	13,038
Retention bonus and severance expense	1,140	—	1,140
Adjusted EBITDA	$141,652	$(189)	$141,463
____________________
(1)During the years ended December 31, 2022, 2021 and 2020, other general and administrative expense (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the years ended December 31, 2022, 2021 and 2020, we received reimbursement of approximately $10.4 million, $9.8 million and $0.6 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
(2)Includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period from July 1, 2015 through December 31, 2018.
(3)Includes $2.7 million non-cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer and a $1.6 million unrealized loss on short-term investment.

Results of Operations
In 2022, we conducted our business through four operating segments: hydraulic fracturing, cementing, wireline and coiled tubing. For reporting purposes, the hydraulic fracturing, cementing and wireline operating segments are aggregated into our one reportable segment—Completion Services. We disposed of our coiled tubing assets and shut down our coiled tubing operations effective September 1, 2022. The results of our coiled tubing operations prior to September 1, 2022 are reflected in the "All Other" category.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

($ in thousands, except percentages)
	Year Ended December 31,		Change
	2022	2021	Variance	%

Revenue	$1,279,701	$874,514	$405,187	46.3%
Less (Add):
Cost of services (1)	882,820	662,266	220,554	33.3%
General and administrative expense (2)	111,760	82,921	28,839	34.8%
Depreciation and amortization	128,108	133,377	(5,269)	(4.0)%
Impairment expense	57,454	—	57,454	100.0%
Loss on disposal of assets	102,150	64,646	37,504	58.0%
Interest expense	1,605	614	991	161.4%
Other expense (income)	(11,582)	(873)	10,709	1,226.7%
Income tax expense (benefit)	5,356	(14,252)	19,608	137.6%
Net income (loss)	$2,030	$(54,185)	$56,215	103.7%

Adjusted EBITDA (3)	$316,590	$135,007	$181,583	134.5%
Adjusted EBITDA Margin (3)	24.7%	15.4%	9.3%	60.4%

Completion Services segment results of operations:
Revenue	$1,266,261	$857,642	$408,619	47.6%
Cost of services	$869,053	$647,570	$221,483	34.2%
Adjusted EBITDA	$318,051	$134,309	$183,742	136.8%
Adjusted EBITDA Margin (4)	25.1%	15.7%	9.4%	59.9%
____________________
(1)    Exclusive of depreciation and amortization.
(2)    Inclusive of stock‑based compensation.
(3)    For definitions of the non‑GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations." Included in our Adjusted EBITDA is reservation and idle fees of $27.0 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively.
(4)    The non‑GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenues for the Completion Services segment.

Revenue.  Revenue increased 46.3%, or $405.2 million, to $1,279.7 million for the year ended December 31, 2022, as compared to $874.5 million for the year ended December 31, 2021. Our Completion Services segment revenues increased 47.6%, or $408.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services and improved pricing, and the additional revenue of $31.2 million following the Silvertip Acquisition. The increase in demand for our completion services resulted in an approximately 25% increase in our average effectively utilized fleet count to 15 active fleets in 2022 from 12 active fleets in 2021. Our revenue for the year ended December 31, 2022 included reservation fees charged to a customer of approximately $27.0 million and our revenue for the year ended December 31, 2021 included idle fees charged to a customer of approximately $9.5 million. The increase in these fees was driven by the A&R Pressure Pumping Services Agreement with Pioneer that required six dedicated fleets throughout 2022.
Revenues from services other than completion services decreased 20.3%, or approximately $3.4 million, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease in revenues from services other than completion services during the year ended December 31, 2022, was primarily attributable to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.  Cost of services increased 33.3%, or $220.6 million, to $882.8 million for the year ended December 31, 2022, from $662.3 million during the year ended December 31, 2021. Cost of services in our Completion Services segment increased $221.5 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services, the Silvertip Acquisition and the impact of general cost inflation. As a percentage of Completion Services segment revenues (including idle fees), Completion Services cost of services decreased to 68.6% for the year ended December 31, 2022, as compared to 75.5% for the year ended December 31, 2021. Excluding idle fees revenue of $27.0 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively, our Completion Services cost of services as a percentage of Completion Services revenues for the years ended December 31, 2022 and 2021 was approximately 70.1% and 76.4%, respectively. The decrease in the percentages was a result of increased operational efficiencies, reduction in operational downtime and improved pricing across our customer base.
General and Administrative Expenses.  General and administrative expenses increased 34.8%, or $28.8 million, to $111.8 million for the year ended December 31, 2022, as compared to $82.9 million for the year ended December 31, 2021. The net increase was primarily attributable to (i) an increase in non-recurring legal expenses (net of insurance recoveries) by $11.1 million incurred primarily in connection with shareholder litigation and settlement with a vendor, (ii) an increase in stock-based compensation expense by $10.4 million, primarily attributable to the non-recurring incremental stock-based compensation associated with the acceleration of stock awards upon resignation of former executives, (iii) an increase in consulting and professional fees by $5.2 million, and (iv) the transaction costs related to the Silvertip Acquisition of approximately $2.2 million, partially offset by a net decrease of approximately $0.1 million in other general and administrative expenses.
Depreciation and Amortization.  Depreciation and amortization decreased 4.0%, or $5.3 million, to $128.1 million for the year ended December 31, 2022, as compared to $133.4 million for the year ended December 31, 2021. The decrease was primarily attributable to the decrease in our fixed asset base as of December 31, 2022, partly attributable to the disposal and impairment of certain fixed assets during the period.
Impairment Expense.  During the year ended December 31, 2022, we recorded $57.5 million in connection with the impairment of our DuraStim® assets, which is included in our Completion Services reportable segment. There was no impairment expense during the year ended December 31, 2021.
Loss on Disposal of Assets.  Loss on the disposal of assets increased 58.0%, or $37.5 million, to $102.1 million for the year ended December 31, 2022, as compared to $64.6 million for the year ended December 31, 2021. The increase was primarily attributable to the divestiture of our coiled tubing operations. We recorded a loss of $13.8 million in connection with the divestiture of our coiled tubing operations. In addition, upon replacement of certain property and equipment, including certain major components like fluid ends and power ends of our completion services equipment, the cost and related accumulated depreciation are removed from the balance sheet and the net amount is recognized as loss on disposal of assets.
Interest Expense.  Interest expense increased 161.4%, or $1.0 million, to $1.6 million for the year ended December 31, 2022, as compared to $0.6 million for the year ended December 31, 2021. The increase was primarily attributable to the partial write down of unamortized capitalized loan origination cost in connection with the modification to our credit facility and interest on borrowings under our ABL Credit Facility. We had $30.0 million in borrowings under our ABL Credit Facility at the end of 2022 compared to zero at the end of 2021.

Other (Income) Expense.  Other income increased to approximately $11.6 million for the year ended December 31, 2022, as compared to $0.9 million in income for the year ended December 31, 2021. The increase in other income is primarily attributable to the net tax refund to the Company of $10.7 million of sales, excise and use taxes, $2.7 million of non-cash income from equipment parts inventory received from an equipment manufacturer as settlement of our warranty claims, partially offset by a $1.6 million unrealized loss on short-term investment.
Income Taxes.  Income tax expense was $5.4 million for the year ended December 31, 2022, as compared to income tax benefit of $14.3 million for the year ended December 31, 2021. The reduction in income tax benefit recorded during the year ended December 31, 2022 is primarily attributable to the Company recording pre-tax income in 2022 as compared to pre-tax loss in 2021.

Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our cash is primarily used to fund our operations, support growth opportunities and satisfy future debt payments. Our restricted cash, which was received from a customer will be used solely for the construction or operation of certain electric hydraulic fracturing equipment. Our Borrowing Base (as defined below), as redetermined monthly, is tied to 85.0% to 90.0% of eligible accounts receivable. Changes to our operational activity levels and our customers’ credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and, therefore, our availability under our ABL Credit Facility.
As of December 31, 2022, our borrowings under our ABL Credit Facility were $30.0 million and our total liquidity was $155.2 million, consisting of cash, cash equivalents and restricted cash of $88.9 million and $66.3 million of availability under our ABL Credit Facility.
As of February 20, 2023, our borrowings under our ABL Credit Facility were $30.0 million and our total liquidity was approximately $142.8 million, consisting of cash and cash equivalents of $35.4 million and $107.4 million of availability under our ABL Credit Facility.
In 2020 when demand for our services was significantly depressed following the rapidly rising health crisis associated with the COVID-19 pandemic and the energy industry disruptions, the Company experienced a significant decrease in its liquidity. However, with the gradual recovery in the energy industry and the reduced impact of the COVID-19 pandemic, we have seen improvements in the demand for our services and improved pricing, and our liquidity position gradually improved. However, we expect our overall liquidity to decline if we make additional or accelerate our future capital investments. Moreover, the current market conditions may be impacted by increasing interest rates and potential economic slowdown or a new outbreak of a COVID-19 variant or other health crisis, which could negatively impact our future operations, revenue, profitability and cash flows.
There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business, strategy or meet our future long-term liquidity requirements.
Cash, Restricted Cash and Cash Flows
The following table sets forth our net cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
($ in thousands)	2022	2021

Net cash provided by operating activities	$300,429	$154,714
Net cash used in investing activities	$(349,745)	$(104,292)
Net cash provided by (used in) financing activities	$26,260	$(7,276)
Operating Activities
Net cash provided by operating activities was $300.4 million for the year ended December 31, 2022, as compared to $154.7 million for the year ended December 31, 2021. The net increase of $145.7 million was primarily due to the improvement in our net income, resulting from the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services and improved pricing. The net increase in cash provided by operating activities was also impacted by timing of our receivable collections from our customers and payment to our vendors.
Investing Activities
Net cash used in investing activities increased to $349.7 million for the year ended December 31, 2022, from $104.3 million for the year ended December 31, 2021. The net increase in our cash used in investing activities was primarily attributable to our investment in Tier IV DGB equipment (conversion of Tier II equipment to Tier IV DGB equipment and new Tier IV DGB equipment). The remaining cash payments in 2022 were incurred in connection with our maintenance capital expenditures, acquisition of our wireline business and other growth initiatives.
Financing Activities
Net cash provided by financing activities was $26.3 million for the year ended December 31, 2022, compared to net cash used of $7.3 million for the year ended December 31, 2021. The net increase in cash flow from financing activities during the year ended December 31, 2022 was primarily driven by borrowings of $30.0 million under our ABL Credit Facility during 2022 compared to no borrowings during the year ended December 31, 2021. During the year ended December 31, 2022, there was no cash inflow or outflow in connection with insurance financing, whereas during the year ended December 31, 2021 we had net cash outflow of approximately $5.5 million.
Credit Facility and Other Financing Arrangements
Our amended and revolving credit facility, as amended in 2018, had a total borrowing capacity of $300.0 million (subject to the borrowing base limit), with a maturity date of December 19, 2023. The revolving credit facility had a borrowing base of 85% of monthly eligible accounts receivable less customary reserves, as redetermined monthly. The revolving credit facility included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $22.5 million. Borrowings under the revolving credit facility accrued interest based on a three-tier pricing grid tied to availability, and we had the option to elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranged from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, the "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with the maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of December 31, 2022, was approximately $102.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. As of December 31, 2022, we had borrowings of $30.0 million outstanding under our ABL Credit Facility.
Off Balance Sheet Arrangements
We had no material off balance sheet arrangements as of December 31, 2022.
Capital Requirements, Future Sources and Use of Cash
Capital expenditures incurred were $365.3 million during the year ended December 31, 2022, as compared to $165.2 million during the year ended December 31, 2021. During the year ended December 31, 2022, we increased our capital expenditures to support the increase in our existing and new customers’ activity levels and the transition of our hydraulic fracturing equipment to lower emissions equipment. The significant portion of our total capital expenditures in 2022 comprised of maintenance capital expenditures and conversion of our hydraulic fracturing equipment to lower emissions equipment.
Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2023 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2023, we expect our capital expenditures to range between $250 million to $300 million. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continues to adversely impact on our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.

We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2022:

($ in thousands)	Period
	Total	1 year or less	More than 1 year
ABL Credit Facility (1)	$30,000	$—	$30,000
Operating leases (2)(3)	105,398	16,101	89,297
Sand commitment (4)	31,680	31,680	—
Equipment purchase commitments (5)	59,862	59,862	—
Total	$226,940	$107,643	$119,297
____________________
(1)Exclusive of future commitment fees, amortization of deferred financing costs, interest expense or other fees on our ABL Credit Facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments of future interest rates to be changed. However, assuming a weighted average interest rate of 5.43%, and that our ABL Credit Facility debt balance remains the same, our estimated annual interest payment will be $1.6 million.
(2)Operating leases exclude short-term leases and other commitments (see Note 16. Leases and Note 17. Commitments and Contingencies in the financial statements for additional disclosures).
(3)Includes our leases for electric fracturing equipment (240,000 HHP), and power equipment to support electric equipment (70 MW). This equipment is expected to be delivered in 2023.
(4)Relates to a take-or-pay sand commitment with one of our sand vendors.
(5)Relates to commitments to purchase Tier IV DGB equipment.

We enter into other purchase agreements with Sand suppliers to secure supply of sand in the normal course of our business. The agreements with the Sand suppliers require that we purchase minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our current agreements with Sand suppliers expire at different times prior to December 31, 2025. Our agreed upon sand requirements or minimum volumes are based on certain future events such as our customer demand, which cannot be reasonably estimated. If the activity level of our customers declines and the future demand for our services is materially and adversely affected, we may be required to pay for more sand from one of our Sand suppliers than we need in the performance of our services, regardless of whether we take physical delivery of such sand. In such an event, we may be required to pay shortfall fees or other penalties under the purchase agreement, which could have a material adverse effect on our business, financial condition, or results of operations.
In January 2023, we entered into an equipment lease (the "Power Equipment Lease") for certain power generation equipment. The Power Equipment Lease has not yet commenced. We currently do not control the assets under the lease and have not taken possession of the assets. Therefore, the Company has not accounted for the right of use and lease obligation in its balance sheet as of December 31, 2022. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
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
We primarily retired certain components of equipment such as fluid ends and power ends, rather than the entire pieces of equipment, and the associated loss is recorded in our statement of operations as part of net loss on disposal of assets, which was $102.1 million, $64.6 million and $58.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The estimated useful lives and salvage values of property and equipment is subject to key assumptions such as maintenance, utilization and job variation. Unanticipated future changes in these assumptions could negatively or positively impact our net income (loss). A 10% change in the useful lives of our property and equipment would have resulted in approximately $12.7 million impact on pre-tax loss during the year ended December 31, 2022. Depreciation of property and equipment is provided on the straight‑line method over estimated useful lives as shown in the table below.

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 22 years
Leasehold improvements	5 ‑ 20 years

Impairment of Long-Lived Assets
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360 regarding Accounting for the Impairment or Disposal of Long‑Lived Assets, we review the long‑lived assets including intangible assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the assets is less than the carrying amount of such assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. Our cash flow forecasts require us to make certain judgments regarding long‑term forecasts of future revenue and costs and cash flows related to the assets subject to review. The significant assumption in our cash flow forecasts is our estimated equipment utilization and profitability. The significant assumption is uncertain in that it is driven by future demand for our services and utilization, which could be impacted by crude oil market prices, future market conditions and technological advancements. Our fair value estimates for certain long‑lived assets require us to use significant other observable inputs, including assumptions related to market based on recent auction sales or selling prices of comparable equipment. The estimates of fair value are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.
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
In 2022, we recorded impairment expense of $57.5 million on our DuraStim® equipment because it remained idled and there were no near term plans to deploy the DuraStim® equipment to the customers’ wellsite.
Goodwill and Other Intangible Assets
Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill is not amortized. We perform an annual impairment test of goodwill and intangible assets as of December 31, or more frequently if circumstances indicate that impairment may exist.
In connection with the Silvertip Acquisition, we added $23.6 million of goodwill during the year ended December 31, 2022. There was no write-off of goodwill during the year ended December 31, 2022. We performed our annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other, on December 31, 2022, at which time, we determined that the fair value of our wireline reporting unit was substantially in excess of its carrying value. The wireline operating segment is the only segment which has goodwill at December 31, 2022. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted equipment utilization, pricing and cost assumptions. Our discounted cash flow analysis includes significant assumptions regarding discount rates, utilization, expected profitability margin, forecasted maintenance capital expenditures, and the timing of expected cash flow. As such, our goodwill analysis incorporates inherent uncertainties that are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecast. The carrying value of goodwill in our balance sheet as of December 31, 2022 was $23.6 million.
Intangible assets consist of customer relationships and trademark/trade name. In connection with the Silvertip Acquisition, we added intangible assets consisting of $46.5 million of customer relationships and $10.8 million of trademark/trade name. Intangible assets are amortized on a straight‑line basis with an estimated useful life of ten years. Our estimated useful life could be sensitive to changes in market conditions and management’s judgment, and are likely to change in the future if certain events occur. Presently, there are no events or circumstances that will cause us to believe that our estimated useful life for our intangible assets are likely to change.
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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would not be able to fully realize our deferred tax assets in the future in excess of their net recorded amount, we would record a valuation allowance, which would increase our provision for income taxes. In determining our need for a valuation allowance as of December 31, 2022, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to record additional valuation allowances for our deferred tax assets and the ultimate realization of tax assets depends on the generation of sufficient taxable income.
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
Our operations are currently conducted entirely within the U.S; therefore, we had no significant exposure to foreign currency exchange risk in 2022.
Commodity Price Risk
Our materials and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our completion services such as proppants, perforating guns, chemicals, guar, trucking and fluid supplies. Our fuel costs consist primarily of diesel and natural gas used by our various trucks and other motorized equipment. The prices for fuel and materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically, we have generally been able to pass along a significant portion of our commodity price risk to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities.
Interest Rate Risk
We may be subject to interest rate risk on variable rate borrowings under our ABL Credit Facility. We do not currently engage in interest rate derivatives to hedge our interest rate risk. The impact of a 1% increase in interest rates on our variable rate debt would have resulted in an increase in interest expense and corresponding decrease/(increase) in pre‑tax income/(loss) of approximately $0.1 million, $0 and $0.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProPetro Holding Corp. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively, referred to as, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Long-Lived Assets — Refer to Note 2 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Company reviews the carrying value of long-lived assets such as property and equipment and other assets, whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company’s evaluation of the recoverability of assets involves the comparison of undiscounted future cash flows attributable to the asset over the Company’s estimated carrying amount of such asset. As a result of a triggering event for the quarter ended June 30, 2022, management deemed it necessary to assess the recoverability of its DuraStim® hydraulic fracturing equipment. The Company determined that the DuraStim® hydraulic fracturing equipment was impaired and an impairment expense of approximately $57.5 million was recorded for the three months ended June 30, 2022. The estimated fair value of the DuraStim® hydraulic fracturing equipment was determined using the cost approach and significant unobservable inputs, including cost Index curve selection, trend factor calculation, replacement cost, normal useful life, functional obsolescence selections, and minimum percent good, among others.
We identified the impairment of DuraStim® hydraulic fracturing equipment as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to cost index curve selection, trend factor calculation, replacement cost, normal useful life, functional obsolescence selection, and minimum percent good.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of DuraStim® hydraulic fracturing equipment included the following, among others:
•We tested the operating effectiveness of controls over management’s evaluation of the recoverability of long-lived assets.
•With the assistance of our fair value specialists:
–We evaluated the reasonableness of the valuation analysis, including estimates of cost index curve selection, trend factor calculation, replacement cost, normal useful life, functional obsolescence selections, and minimum percent good by (1) evaluating the source information and assumptions used by management, (2) testing the mathematical accuracy of the valuation analysis, and (3) developing independent estimates and comparing our estimates to those used by management.

•We considered any events occurring after the impairment date that may indicate a different valuation for the assets impaired.
•We considered events and circumstances and performed procedures to ensure the accuracy of the triggering event date.
Acquisition — Silvertip Completion Services Operating, LLC — Fair value of assets acquired and liabilities assumed - Refer to Notes 1, 2, and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Silvertip Completion Operating Services, LLC ("Silvertip") for a total purchase consideration of $148.1 million on November 1, 2022 (the "Acquisition"). The Company accounted for the Acquisition using the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired include property and equipment consisting mainly of pumpdown pumps, pumpdown wireline trucks, vehicles, pressure control and wireline equipment, and intangible assets consisting of customer relationships and trademark/trade name. The method for determining fair value varied depending on the type of the asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rate, attrition rate, royalty rate, cost index curve selection, trend factor calculation, replacement cost, normal useful life, and minimum percent good.
We identified the valuation of property and equipment and intangible assets arising out of the Acquisition as a critical audit matter because of the estimates and assumptions management makes to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows, discount rate, attrition rate, royalty rate, cost index curve selection, trend factor calculation, replacement cost, normal useful life, and minimum percent good.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of property and equipment and intangible assets acquired as part of the Acquisition included the following, among others:
•We tested the effectiveness of controls over business combinations.
•With the assistance of our fair value specialists:

–For property and equipment, we evaluated the reasonableness of the valuation methodology and significant assumptions including estimates of cost index curve selection, trend factor calculation, replacement cost, normal useful life, and minimum percent good by (1) evaluating the source information and assumptions used by management, (2) testing the mathematical accuracy of the calculation, and (3) comparing our estimates to those used by management.
–For intangible assets, we evaluated the reasonableness of the valuation methodology and significant assumptions including discount rate, attrition rate, and royalty rate by (1) evaluating the source information and assumptions used by management, (2) testing the mathematical accuracy of the calculation, and (3) comparing our estimates to those used by management.
–For intangible assets, we evaluated whether the estimated future cash flows used in the income approach were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit
•We considered any events or transactions occurring after the Acquisition date that may indicate a different valuation for the assets acquired and liabilities assumed.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 23, 2023
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ProPetro Holding Corp. and Subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Silvertip Completion Services Operating, LLC, which was acquired on November 1, 2022 and whose financial statements constitute 13.0% and 2.4% of total assets and revenue, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Silvertip Completion Services Operating, LLC.
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
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 23, 2023

PROPETRO HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
(In thousands, except share data)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$88,862	$111,918
Accounts receivable - net of allowance for credit losses of $419 and $217, respectively	215,925	128,148
Inventories	5,034	3,949
Prepaid expenses	8,643	6,752
Short-term investment, net	10,283	—
Other current assets	38	297
Total current assets	328,785	251,064
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	922,735	808,494
OPERATING LEASE RIGHT-OF-USE ASSETS	3,147	409
OTHER NONCURRENT ASSETS:
Goodwill	23,624	—
Intangible assets - net of amortization	56,345	—
Other noncurrent assets	1,150	1,269
Total other noncurrent assets	81,119	1,269
TOTAL ASSETS	$1,335,786	$1,061,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$234,299	$152,649
Accrued and other current liabilities	49,027	20,767
Operating lease liabilities	854	369
Total current liabilities	284,180	173,785
DEFERRED INCOME TAXES	65,265	61,052
LONG-TERM DEBT	30,000	—
NONCURRENT OPERATING LEASE LIABILITIES	2,308	97
Total liabilities	381,753	234,934
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 114,515,008 and 103,437,177 shares issued, respectively	114	103
Additional paid-in capital	970,519	844,829
Accumulated deficit	(16,600)	(18,630)
Total shareholders’ equity	954,033	826,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,335,786	$1,061,236
See notes to consolidated financial statements. 52

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands, except per share data)

	2022	2021	2020
REVENUE - Service revenue	$1,279,701	$874,514	$789,232
COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization)	882,820	662,266	584,279
General and administrative (inclusive of stock‑based compensation)	111,760	82,921	86,768
Depreciation and amortization	128,108	133,377	153,290
Impairment expense	57,454	—	38,002
Loss on disposal of assets	102,150	64,646	58,136
Total costs and expenses	1,282,292	943,210	920,475
OPERATING INCOME (LOSS)	(2,591)	(68,696)	(131,243)
OTHER INCOME (EXPENSE):
Interest expense	(1,605)	(614)	(2,383)
Other income (expense)	11,582	873	(874)
Total other income (expense)	9,977	259	(3,257)
INCOME (LOSS) BEFORE INCOME TAXES	7,386	(68,437)	(134,500)
INCOME TAX (EXPENSE) BENEFIT	(5,356)	14,252	27,480
NET INCOME (LOSS)	$2,030	$(54,185)	$(107,020)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.53)	$(1.06)
Diluted	$0.02	$(0.53)	$(1.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	105,868	102,655	100,829
Diluted	106,939	102,655	100,829

See notes to consolidated financial statements. 53

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid‑In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2020	100,624	$101	$826,629	$142,575	$969,305
Stock‑based compensation cost	—	—	9,100	—	9,100
Issuance of equity award—net	289	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(614)	—	(614)
Net loss	—	—	—	(107,020)	(107,020)
BALANCE - December 31, 2020	100,913	$101	$835,115	$35,555	$870,771
Stock‑based compensation cost	—	—	11,519	—	11,519
Issuance of equity awards—net	2,524	2	4,015	—	4,017
Tax withholdings paid for net settlement of equity awards	—	—	(5,820)	—	(5,820)
Net loss	—	—	—	(54,185)	(54,185)
BALANCE - December 31, 2021	103,437	$103	$844,829	$(18,630)	$826,302
Stock‑based compensation cost	—	—	21,881	—	21,881
Issuance of equity—net	11,078	11	107,688	—	107,699
Tax withholdings paid for net settlement of equity awards	—	—	(3,879)	—	(3,879)
Net income	—	—	—	2,030	2,030
BALANCE - December 31, 2022	114,515	$114	$970,519	$(16,600)	$954,033

See notes to consolidated financial statements. 54

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,030	$(54,185)	$(107,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128,108	133,377	153,290
Impairment expense	57,454	—	38,002
Deferred income tax expense (benefit)	4,213	(14,288)	(27,701)
Amortization of deferred debt issuance costs	785	542	543
Stock‑based compensation	21,881	11,519	9,100
Provision for credit losses	202	282	448
Loss on disposal of assets	102,150	64,646	58,136
Unrealized loss on short-term investment	1,570	—	—
Non-cash income from settlement with equipment manufacturer	(2,668)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(66,900)	(43,742)	127,491
Other current assets	354	310	1,978
Inventories	124	(1,220)	(293)
Prepaid expenses	743	4,463	(232)
Accounts payable	27,428	51,764	(95,697)
Accrued and other current liabilities	22,602	1,246	(18,527)
Accrued interest	353	—	(394)
Net cash provided by operating activities	300,429	154,714	139,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(319,683)	(143,523)	(100,603)
Silvertip Acquisition, net of cash acquired	(38,639)	—	—
Proceeds from sale of assets	8,577	39,231	6,386
Net cash used in investing activities	(349,745)	(104,292)	(94,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,000	—	—
Repayments of borrowings	—	—	(130,000)
Payment of finance lease obligation	—	—	(30)
Proceeds from insurance financing	—	—	6,821
Repayments of insurance financing	—	(5,473)	(1,348)
Payment of debt issuance costs	(824)	—	—
Proceeds from exercise of equity awards	963	4,017	—
Tax withholdings paid for net settlement of equity awards	(3,879)	(5,820)	(614)
Net cash provided by (used in) financing activities	26,260	(7,276)	(125,171)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23,056)	43,146	(80,264)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	111,918	68,772	149,036
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$88,862	$111,918	$68,772

See notes to consolidated financial statements. 55

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

	2022	2021	2020
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$78,862	$111,918	$68,772
Restricted cash	10,000	—	—
Total cash, cash equivalents and restricted cash — End of year	$88,862	$111,918	$68,772
See notes to consolidated financial statements. 56

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY
ProPetro Holding Corp. ("Holding"), a Texas corporation was formed on April 14, 2007, and it is a holding company for its wholly owned subsidiaries ProPetro Services, Inc., a Texas corporation ("Services"), and Silvertip Completion Services Operating, LLC, a Delaware limited liability company ("Silvertip"). Services and Silvertip together offer hydraulic fracturing, wireline, cementing and other complementary services to oil and gas producers, located primarily in Texas, New Mexico and Utah. Holding was converted and incorporated as a Delaware Corporation on March 8, 2017.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip, which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs ("the Silvertip Acquisition").
Unless otherwise indicated, references in these notes to consolidated financial statements to "ProPetro Holding Corp.," "the Company," "we," "our," "us" or like terms refer to ProPetro Holding Corp., Services, and Silvertip.
On December 31, 2018, we consummated the purchase of certain pressure pumping and related assets of Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition"). The pressure pumping assets acquired were used to provide integrated well completion services in the Permian Basin to Pioneer’s completion and production operations. The acquisition cost of the assets was comprised of $110.0 million of cash and 16.6 million shares of our common stock. The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 hydraulic horsepower ("HHP"), four coiled tubing units and the associated equipment maintenance facility. In connection with the acquisition, we became a long-term service provider to Pioneer under a pressure pumping services agreement (the "Pioneer Services Agreement"), providing pressure pumping and related services for a term of up to 10 years, with eight committed fleets; provided, with Pioneer having the right to terminate the Pioneer Services Agreement, in whole or in part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026 and the right to increase the number of committed fleets prior to December 31, 2022. Under the Pioneer Services Agreement, the Company was entitled to receive compensation if Pioneer were to idle committed fleets ("idle fees"); however, we were first required to use all economically reasonable effort to deploy the idled fleets to another customer. This agreement was superseded by the agreement below.
On March 31, 2022, we entered into an amended and restated A&R Pressure Pumping Services Agreement in place of the Pioneer Services Agreement. The A&R Pressure Pumping Services Agreement, which was effective from January 1, 2022 to December 31, 2022, reduced the number of committed fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible committed fleets that were made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and the Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel simultaneous hydraulic fracturing ("Simul-Frac") fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release Fleet Two effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 (the "Release Date") and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Holding and its wholly owned subsidiaries, Services and Silvertip. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation — The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and in conformity with accounting principles generally accepted in the United States of America ("GAAP").
Use of Estimates — Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, useful lives for depreciation of property and equipment, estimates of fair value of property and equipment, estimates related to fair value of reporting units for purposes of assessing goodwill, intangible assets, estimates related to deferred tax assets and liabilities, including any related valuation allowances, and estimates of fair value of stock‑based compensation. Actual results could differ from those estimates.
Revenue Recognition — The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, aggregated into our one reportable segment—"Completion Services," from which the Company generates its revenues and "All Other" category.
Completion Services — Completion services consists of downhole pumping services, which includes hydraulic fracturing, cementing and wireline operations.
Hydraulic fracturing is an oil well completion technique, which is part of the overall well completions process. It is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment may be entitled to reservation or idle fee charges if a customer were to reserve or idle committed hydraulic fracturing equipment. The Company recognizes revenue related to reservation or idle fee charges on a daily basis as the performance obligations are met.
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
Wireline services (including pumpdown) are oil well completion techniques, which are part of the well completions services. Our wireline services utilize equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, the well can be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy perforating guns attached to wireline through the lateral section of a well. Our wireline contracts with our customers have one performance obligation, which is the

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed faithfully depicts how our wireline services are transferred to our customers over time. In addition, certain of our wireline equipment is entitled to daily equipment charges while the equipment is on the customer’s locations. The Company recognizes revenue related daily equipment charges on a daily basis as the performance obligations are met.
The transaction price for each performance obligation for all our completion services is fixed per our contracts with our customers.
All Other— All Other consists of other complementary services such as coiled tubing, drilling and flowback operations, which are downhole well completion/remedial services. The performance obligation for these services had a fixed transaction price which was satisfied at a point-in-time upon completion of the service when control was transferred to the customer. Accordingly, we recognized revenue at a point-in-time, upon completion of the service and transfer of control to the customer.
Cash, Cash Equivalents and Restricted Cash — All highly liquid investments with an original maturity of three months or less. Our restricted cash relates to cash received from a customer in connection with our contract with the customer to provide electric hydraulic fracturing services. The restricted cash advance from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period.
Accounts Receivable — Accounts receivables are stated at the amount billed and billable to customers. At December 31, 2022 and 2021 accrued revenue (unbilled receivable) included as part of our accounts receivable was $51.9 million and $19.4 million, respectively. At December 31, 2022, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $38.7 million, which is expected to be completed and recognized within one month following the current period balance sheet date, in our Completion Services reportable segment. At December 31, 2021 the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $16.8 million, which was recorded as part of our Completion Services segment revenue for the year ended December 31, 2022.
As of December 31, 2022, the Company had $0.4 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the year ended December 31, 2022:

($ in thousands)
	2022	2021	2020

Balance - January 1, 2022	$217	$1,497	$1,049
Provision for credit losses during the period	202	282	448
Write-off during the period	—	(1,562)	—
Balance - December 31, 2022	$419	$217	$1,497
Inventories — Inventories, which consists only of raw materials, are stated at lower of average cost and net realizable value.
Property and Equipment — The Company’s property and equipment are recorded at cost, less accumulated depreciation.
Depreciation — Depreciation of property and equipment is provided on the straight‑line method over the following estimated useful lives:

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 22 years
Leasehold improvements	5 ‑ 20 years
Upon sale or retirement of property and equipment, including certain major components of our completion services equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is recognized as a gain or loss in the statement of operations. A significant portion of our loss on disposal of assets relates to replacement of major components like fluid and power ends. The Company recorded a loss on disposal of assets of $102.1 million, $64.6 million and $58.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Impairment of Long‑Lived Assets — In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, Accounting for the Impairment or Disposal of Long‑Lived Assets, the Company reviews its long‑lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the asset group is less than the carrying amount of such asset group. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the year ended December 31, 2022, we recorded impairment expense of approximately $57.5 million in connection with our DuraStim® hydraulic fracturing equipment which remained idle because the pumps did not meet the manufacturer's specifications or our expectations. No impairment expense was recorded during the year ended December 31, 2021. Property and equipment impairment loss of $27.5 million and $1.1 million was recorded during the year ended December 31, 2020 relating to our completions and drilling assets, respectively.
The Company accounts for long‑lived assets to be disposed of at the lower of their carrying amount or fair value, less cost to sell once management has committed to a plan to dispose of the assets.
Goodwill — Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill is not amortized. We perform an annual impairment test of goodwill as of December 31, or more frequently if circumstances indicate that impairment may exist. The determination of impairment is made by comparing the carrying amount of a reporting unit with its fair value, which is generally calculated using a combination of market and income approaches. If the fair value of the reporting unit exceeds the carrying value, no further testing is performed. If the fair value of the reporting unit is less than the carrying value, we consider goodwill to be impaired, and the amount of impairment loss is calculated and recorded in the statement of operations.
In 2011, we acquired Technology Stimulation Services, LLC ("TSS") for $24.4 million. The assets acquired from TSS were recorded as $15.0 million of equipment with the excess of the purchase price over fair value of the assets recorded as goodwill of $9.4 million. The acquisition complemented our existing business. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets and liabilities assumed were recorded at their fair values as of the acquisition date. In the first quarter of 2020, we performed an interim impairment test and concluded that goodwill was fully impaired. As a result of our interim impairment test during the first quarter of 2020, we recorded goodwill impairment expense of $9.4 million during the year ended December 31, 2020, which fully wrote off our goodwill carrying value.
On November 1 2022, we acquired Silvertip for $148.1 million. We accounted for the Silvertip Acquisiton as a business combination using the acquisition method of accounting. Goodwill of $23.6 million was recorded as of the Silvertip Acquisition Date (as defined below), which represents the excess of the purchase price over the fair value of the assets and liabilities assumed. The acquisition complemented our existing business. Based on our goodwill impairment test as of December 31, 2022, we concluded that the goodwill related to the Silvertip Acquisition was not impaired. The goodwill related to the Silvertip Acquisition of $23.6 million is recorded in our wireline operating segment.
There were no goodwill impairment losses during the years ended December 31, 2022 and 2021.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Intangible Assets — Intangible assets consist of customer relationships and trademark/trade name purchased in connection with the Silvertip Acquisition. In connection with the Silvertip Acquisition, we added intangible assets consisting of $46.5 million of customer relationships and $10.8 million of trademark/trade name. Intangible assets are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized on a straight‑line basis over the asset’s estimated useful life, which is ten years. No significant residual value is estimated for intangible assets.
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
Deferred Loan Costs — The Company capitalized certain costs in connection with the amendment and restatement of its revolving credit facility, including lender, legal, and accounting fees. These costs are being amortized over the term of the related loan using the straight‑line method. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are expensed in the period in which such an event occurs. Deferred loan costs are classified as a reduction of long‑term debt or in certain instances as an asset in the consolidated balance sheet. Amortization of deferred loan costs is recorded as interest expense in the statement of operations, and during the years ended December 31, 2022, 2021 and 2020, the amount of expense recorded was $0.8 million, $0.5 million and $0.5 million, respectively.
Stock-Based Compensation — The Company recognizes the cost of stock‑based awards on a straight‑line basis over the requisite service period of the award, which is usually the vesting period under the fair value method. Total compensation cost is measured on the grant date or modification date, as applicable, using fair value estimates.
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
Recently Issued Accounting Standards Adopted in 2022
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate ("LIBOR"). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance was effective upon issuance and expired on December 31, 2022. Effective January 1, 2022, we adopted this guidance, and the adoption did not materially affect the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted in 2022
There were no recently issued ASUs the have not yet been adopted.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUPPLEMENTAL CASH FLOWS INFORMATION

($ in thousands)
	Year Ended December 31,
	2022	2021	2020

Supplemental cash flows disclosures
Interest paid	$467	$72	$2,207
Income taxes paid	$129	$196	$1,786
Supplemental disclosure of non‑cash investing and financing activities
Capital expenditures included in accounts payable and accrued liabilities	$82,452	$36,818	$14,803
Common stock issued for Silvertip Acquisition	$106,736	$—	$—
Non-cash purchases of property and equipment	$2,668	$—	$—
Equity securities received in exchange for sale of assets	$11,853	$—	$—
4. SILVERTIP ACQUISITION
On November 1, 2022 (the "Silvertip Acquisition Date"), the Company entered into a purchase and sale agreement with New Silvertip Holdco, LLC, pursuant to which the Company acquired 100% of the outstanding limited liability company interests of Silvertip, a wireline services company in the Permian Basin, in exchange for total consideration of $148.1 million (the "Silvertip Purchase Price") consisting of 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of $4.1 million of certain closing and transaction costs. The Silvertip Acquisition positions the Company as a more integrated completions-focused oilfield services provider headquartered in the Permian Basin.
The Company accounted for the Silvertip Acquisition using the acquisition method of accounting. The Silvertip Purchase Price was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair value at the Silvertip Acquisition Date. The estimated fair values of certain assets and liabilities, including accounts receivable, require significant judgments and estimates. The measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs.
The following table summarizes the fair value of the consideration transferred in the Silvertip Acquisition and the Silvertip Purchase Price to the fair value of the assets acquired and liabilities assumed (which are included within the accompanying consolidated balance sheet as of December 31, 2022) as of November 1, 2022, the Silvertip Acquisition Date:

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SILVERTIP ACQUISITION (Continued)

($ in thousands)
Total Purchase Consideration:
Cash consideration	$30,000
Equity consideration	106,736
Debt payments and closing costs	11,320
Total consideration	$148,056

Cash and cash equivalents	$2,681
Accounts receivable and unbilled revenue	21,079
Inventories	1,209
Prepaid expenses	2,476
Other current assets	1,059
Property and equipment (1)	52,478
Intangible assets:
Trademark/trade name (2)	10,800
Customer relationships (2)	46,500
Goodwill	23,624
Operating lease right-of-use asset	2,783
Total identifiable assets acquired	164,689
Accounts payable	7,659
Accrued and other current liabilities	6,178
Operating lease liability	2,796
Total liabilities assumed	16,633
Total purchase consideration	$148,056
(1)Remaining useful lives ranging from less than one to 22 years.
(2)Definite lived intangibles with amortization period of 10 years.
The goodwill arising from the Silvertip Acquisition is attributable to the expected operational synergies resulting from our integrated service offerings. The goodwill arising from the Silvertip Acquisition has been allocated to our wireline operations, and are included in our wireline operating segment.
The Company’s transaction costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Silvertip Acquisition, and were expensed as incurred. These costs are included within general and administrative expenses in our consolidated statements of operations.
The following combined pro forma information assumes the Silvertip Acquisition occurred on January 1, 2021. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2022 or any operating efficiencies or inefficiencies that may result from the Silvertip Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled Silvertip during the periods presented.

(unaudited, $ in thousands)
	Year Ended December 31,
	2022	2021
Revenue	$1,428,282	$1,013,261
Net income ( loss) (1)	26,716	(43,957)
(1)The nonrecurring acquisition costs of $2.2 million were included in our pro forma results for the year ended December 31, 2021.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SILVERTIP ACQUISITION (Continued)
The Company’s consolidated statement of operations for the year ended December 31, 2022 includes 61 days of Silvertip operations as the Silvertip Acquisition closed on November 1, 2022.
5. FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of December 31, 2022 and 2021 and have been excluded from the table below.
Assets measured at fair value on a recurring basis as of December 31, 2022 are set forth below:

(In thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
December 31, 2022:
Short-term investment	$10,283	$10,283	$—	$—	$(1,570)
December 31, 2021:
Short-term investment	$—	$—	$—	$—	$—
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services (USA) Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our consolidated balance sheets. As of December 31, 2022, the fair value of the short-term investment was estimated at $10.3 million, and the unrealized loss resulting from the fluctuation in stock price was $1.6 million. Included in the unrealized loss was a loss of $0.3 million resulting from non-cash foreign currency translation. The unrealized losses resulting from stock price fluctuation and foreign currency translation are included in other income (expense) in our consolidated statements of operations.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. FAIR VALUE MEASUREMENTS (Continued)
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the Silvertip Acquisition, which are required to be measured at fair value on the acquisition date according to ASC Topic 805, Business Combinations (see Note 4. Silvertip Acquisition).
During the year ended December 31, 2022, we recorded impairment expense of approximately $57.5 million in connection with our DuraStim® hydraulic fracturing pumps that did not meet the manufacturer's specifications or our expectations. There was no impairment of assets during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded property and equipment impairment loss of approximately $28.6 million in connection with the depressed utilization of our completions (pressure pumping) and drilling assets.
On September 21, 2022, the Company received equipment inventory from the manufacturer of DuraStim® hydraulic fracturing equipment in connection with its settlement of warranty claims for the DuraStim® hydraulic fracturing equipment acquired from the manufacturer. The fair value of this equipment inventory received from the manufacturer was estimated to be $2.7 million. The estimated fair value was determined using the cost approach, which represents a Level 3 in the fair value measurement hierarchy. Our fair value estimate required us to use significant unobservable inputs, including a third party valuation and assumptions related to replacement cost, among others. Accordingly, we recorded non-cash income of $2.7 million, which is presented within other income (expense) in our consolidated statements of operations, and the equipment inventory received included as part of our property and equipment in our consolidated balance sheets.
We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill, if any. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies’ market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. We added $23.6 million of goodwill during the year ended December 31, 2022 (see Note 4. Silvertip Acquisition). There were no additions to goodwill during the years ended December 31, 2021 and 2020. There were no write-offs of goodwill during the years ended December 31, 2022, 2021 and 2020. We conducted our annual impairment test of goodwill as of December 31, 2022 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required. There were no goodwill impairment losses during the years ended December 31, 2022 and 2021. In the first quarter of 2020, the depressed crude oil prices and crude oil storage challenges faced in the U.S. oil and gas industry triggered the Company to perform an interim goodwill impairment test, and as a result, we compared the carrying value of the goodwill in our hydraulic fracturing reporting unit with the estimated fair value. Our interim impairment test also considered other relevant factors, including market capitalization and market participants’ view of the oil and gas industry in reaching our conclusion that the carrying value of our goodwill in our Completion Services reportable segment of $9.4 million was fully impaired during the first quarter of 2020. Accordingly, we recorded a goodwill impairment expense of $9.4 million in March 2020.
The wireline operating segment is the only segment which has goodwill at December 31, 2022. The table below sets forth the changes in the carrying amount of goodwill for the year ended December 31, 2022.

($ in thousands)
Goodwill as of January 1, 2021 — net	$—
Goodwill addition during the year	—
Less impairment losses	—
Goodwill as of December 31, 2021 — net	—
Goodwill addition during the year	23,624
Less impairment losses	—
Goodwill as of December 31, 2022 — net	$23,624

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following:

($ in thousands)
	December 31,
	2022	2021
Land	$11,793	$10,551
Buildings	34,298	30,045
Equipment and vehicles	1,397,727	1,248,464
Leasehold improvements	8,573	8,159
Subtotal	1,452,391	1,297,219
Less accumulated depreciation	(529,656)	(488,725)
Property and equipment — net	$922,735	$808,494
During the years ended December 31, 2022 and 2021 and 2020, our depreciation expense was $127.2 million, $133.4 million and $153.3 million respectively.
In December 2021, the Company disposed of two turbine generators, which were included in our Completion Services reportable segment, for total cash proceeds of approximately $36.0 million. The net book value of the two turbines prior to the disposal was approximately $39.5 million, resulting in loss on disposal of approximately $3.5 million.
7. INTANGIBLE ASSETS
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense included in net income (loss) for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $0 and $0, respectively. The Company’s intangible assets subject to amortization consisted of the following:

($ in thousands)
	December 31,
	2022	2021
Intangible assets acquired:
Trademark/trade name	$10,800	$—
Customer relationships	46,500	—
Total intangible assets acquired	57,300	—

Accumulated amortization:
Trademark/trade name	(180)	—
Customer relationships	(775)	—
Total accumulated amortization	(955)	—

Intangible assets — net	$56,345	$—

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS (Continued)
Estimated remaining amortization expense subsequent fiscal years is expected to be as follows:

($ in thousands)
Year	Estimated future amortization expense
2023	$5,730
2024	5,730
2025	5,730
2026	5,730
2027 and beyond	33,425
Total	$56,345
The average amortization period remaining is approximately 9.8 years.
8. LONG‑TERM DEBT
Asset-Based Loan ("ABL") Credit Facility
Our revolving credit facility, as amended in 2018, had a total borrowing capacity of $300 million (subject to the borrowing base limit), with a maturity date of December 19, 2023. The revolving credit facility had a borrowing base of 85% of monthly eligible accounts receivable less customary reserves, as redetermined monthly. The revolving credit facility, included a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $22.5 million. Borrowings under this revolving credit facility accrued interest based on a three-tier pricing grid tied to availability, and we had the option to elect for loans to be based on either LIBOR or base rate, plus the applicable margin, which ranged from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with the maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of December 31, 2022, was approximately $102.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. The weighted average interest rate for our ABL Credit Facility for the year ended December 31, 2022 was 5.43%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the balance sheet. As of December 31, 2022, we had borrowings of $30.0 million outstanding under our ABL Credit Facility. There were no borrowings under the ABL Credit Facility as of December 31, 2021.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

($ in thousands)
	December 31,
	2022	2021
Accrued insurance	517	—
Accrued payroll and related expenses	14,137	6,816
Deferred revenue (advance from customer)	10,000	—
Capital expenditure, taxes and others accruals	24,373	13,951
Total	$49,027	$20,767
10. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan, modified effective January 1, 2019, and the Company matches 100% of the employee contributions up to 6% of gross salary, up to the annual limit. The employees vest in the Company contributions to the 401(k) plan 25% per year, beginning in the employee’s first year of service, with full vesting occurring after four years of service. The employees are fully vested in their contributions when made. Effective April 1, 2022, the Company modified its 401(k) plan to allow for immediate vesting of the Company’s contributions. During the years ended December 31, 2022, 2021 and 2020, the recorded expense under the plan was $4.6 million, $2.8 million and $2.1 million, respectively.
11. REPORTABLE SEGMENT INFORMATION
The Company currently has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and wireline. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
In March 2020, the Company shut down its flowback operating segment and subsequently disposed of the assets for approximately $1.6 million. In September 2020, the Company shut down its drilling operations and disposed of all of its drilling rigs and ancillary assets for approximately $0.5 million. On September 1, 2022, the Company shut down its coiled tubing operations and disposed of its coiled tubing assets to STEP as part of a strategic repositioning, and recorded a loss on disposal of $13.8 million. The divestiture of our flowback, drilling and coiled tubing assets did not qualify for presentation and disclosure as discontinued operations, and accordingly, we have recorded the resulting losses from the disposal as part of our loss on disposal of assets in our consolidated statement of operations. Our flowback, drilling and coiled tubing operations were included in our "All Other" category.
The divestiture of our flowback, drilling and coiled tubing operations that were historically included in the "All Other" category and the Silvertip Acquisition, which resulted in our new wireline operations in 2022, resulted in a net change in the number of operating segments to three. All three remaining operating segments are now aggregated into Completion Services, which is our only reportable segment.
In accordance with FASB ASC 280—Segment Reporting, the Company has one reportable segment (Completion Services) comprised of the hydraulic fracturing, cementing and wireline operating segments. The Silvertip Acquisition which resulted in the addition of a new wireline operating segment, and the disposal of our flowback, drilling and coiled tubing operations (previously included in the "All Other" category), collectively resulted in a change to the structure and composition of our reportable segment and "All Other" category. Our previous Pressure Pumping reportable segment is now renamed to "Completion Services" because of the inclusion of the new wireline completion services. In addition, we have reclassified all our corporate overhead costs (inclusive of income taxes and interest expense) previously included in the "All other" category to Completion Services reportable segment. As a result of the change in the structure and composition of our reportable segment, we have restated our segment disclosure for the years ended December 31, 2022, 2021 and 2020 to include corporate costs in our Completion Services reportable segment.
Our hydraulic fracturing operating segment revenue approximated 90.3%, 93.3% and 94.2% of our Completion Services revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Our cementing operating segment revenue approximated 7.3%, 6.7% and 5.8% of our Completion Services revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue from our wireline operating segment (resulting from the acquisition of Silvertip in 2022)

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
approximated 2.4% of our Completion Services revenue for the year ended December 31, 2022.
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
A reconciliation from segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

	Completion Services	All Other	Total

Year ended and as of December 31, 2022
Service revenue	$1,266,261	$13,440	$1,279,701
Adjusted EBITDA	$318,051	$(1,461)	$316,590
Depreciation and amortization	$125,867	$2,241	$128,108
Impairment expense	$57,454	$—	$57,454
Capital expenditures	$362,467	$2,849	$365,316
Goodwill	$23,624	$—	$23,624
Total assets	$1,335,501	$285	$1,335,786

	Completion Services	All Other	Total
Year ended and as of December 31, 2021
Service revenue	$857,642	$16,872	$874,514
Adjusted EBITDA	$134,309	$698	$135,007
Depreciation and amortization	$129,780	$3,597	$133,377
Capital expenditures	$162,222	$2,936	$165,158
Total assets	$1,029,992	$31,244	$1,061,236

	Completion Services	All Other	Total
Year ended and as of December 31, 2020
Service revenue	$773,474	$15,758	$789,232
Adjusted EBITDA	$141,652	$(189)	$141,463
Depreciation and amortization	$148,936	$4,354	$153,290
Impairment expense	$36,907	$1,095	$38,002
Capital expenditures	$80,410	$835	$81,245
Total assets	$1,018,536	$32,203	$1,050,739

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Completion Services	All Other	Total
Year ended December 31, 2022
Net income (loss)	$19,754	$(17,724)	$2,030
Depreciation and amortization	125,867	2,241	128,108
Interest expense	1,605	—	1,605
Income tax expense	5,356	—	5,356
Loss on disposal of assets	88,145	14,005	102,150
Impairment expense	57,454	—	57,454
Stock‑based compensation	21,881	—	21,881
Other income (2) (3)	(11,582)	—	(11,582)
Other general and administrative expense (1)	8,460	—	8,460
Severance expense	1,111	17	1,128
Adjusted EBITDA	$318,051	$(1,461)	$316,590

	Completion Services	All Other	Total
Year ended December 31, 2021
Net loss	$(51,189)	$(2,996)	$(54,185)
Depreciation and amortization	129,780	3,597	133,377
Interest expense	614	—	614
Income tax benefit	(14,252)	—	(14,252)
Loss on disposal of assets	64,549	97	64,646
Stock‑based compensation	11,519	—	11,519
Other income	(873)	—	(873)
Other general and administrative expense (1)	(6,471)	—	(6,471)
Severance expense	632	—	632
Adjusted EBITDA	$134,309	$698	$135,007

	Completion Services	All Other	Total
Year ended December 31, 2020
Net loss	$(99,830)	$(7,190)	$(107,020)
Depreciation and amortization	148,936	4,354	153,290
Interest expense	2,383	—	2,383
Income tax benefit	(27,480)	—	(27,480)
Loss on disposal of assets	56,584	1,552	58,136
Impairment expense	36,907	1,095	38,002
Stock‑based compensation	9,100	—	9,100
Other expense	874	—	874
Other general and administrative expense (1)	13,038	—	13,038
Retention bonus and severance expense	1,140	—	1,140
Adjusted EBITDA	$141,652	$(189)	$141,463
(1)During the years ended December 31, 2022, 2021 and 2020, other general and administrative expense (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the years ended December 31, 2022, 2021 and 2020, we received reimbursement of approximately $10.4 million, $9.8 million and $0.6 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
(2)Includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period from July 1, 2015 through December 31, 2018.
(3)Includes $2.7 million non-cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer and a $1.6 million unrealized loss on short-term investment.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
Major Customers
The Company had revenue from the following significant customers that accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,
	2022	2021	2020
Customer A	33.1%	54.2%	42.5%
Customer B	28.3%	14.6%	20.3%
Customer C	15.0%	8.8%	9.3%
Customer D	4.7%	4.4%	8.6%
Customer E	2.9%	3.8%	5.8%
The above significant customers’ revenue that relates to Completion Services reportable segment is below:

	Year Ended December 31,
	2022	2021	2020
Customer A	99.8%	99.6%	99.8%
Customer B	99.9%	100.0%	97.6%
Customer C	100.0%	99.7%	99.9%
Customer D	99.1%	87.6%	99.7%
Customer E	99.4%	100.0%	85.7%
12. NET (LOSS) INCOME PER SHARE
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

(In thousands, except for per share data)
	Year Ended December 31,
	2022	2021	2020
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$2,030	$(54,185)	$(107,020)

Denominator
Denominator for basic net income (loss) per share	105,868	102,655	100,829
Dilutive effect of stock options	80	—	—
Dilutive effect of performance stock units	506	—	—
Dilutive effect of restricted stock units	484	—	—
Denominator for diluted net income (loss) per share	106,939	102,655	100,829

Basic net income (loss) per common share	$0.02	$(0.53)	$(1.06)
Diluted net income (loss) per common share	$0.02	$(0.53)	$(1.06)

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. NET (LOSS) INCOME PER SHARE (Continued)
As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of December 31, 2022, 2021 and 2020 have not been included in the calculation of diluted (loss) income per common share for the years ended December 31, 2022, 2021 and 2020 because they would be anti-dilutive to the calculation of diluted net (loss) income per common share:

(In thousands)
	2022	2021	2020
Stock options	491	798	4,200
Restricted stock units	12	1,413	1,165
Performance stock units	—	1,586	1,019
Total	503	3,797	6,384
13. STOCK‑BASED COMPENSATION
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
The 2017 Incentive Plan and the 2020 Incentive Plan are herein collectively referred to as the "Incentive Plans."
Stock Options
On March 16, 2017, we granted 793,738 stock option awards to certain key employees, officers and directors pursuant to the 2017 Incentive Plan which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of December 31, 2022 was below the cost to exercise the options. The aggregate intrinsic value for the exercised stock options during the year ended December 31, 2022 was $2.6 million. The weighted average remaining contractual term for the outstanding and exercisable stock options as of December 31, 2022, was 1.9 years and 1.9 years, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. STOCK‑BASED COMPENSATION (Continued)
A summary of the stock option activity during the year ended December 31, 2022 is presented below (in thousands, except for exercise price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	798	$9.77
Granted	—	$—
Exercised	(310)	$3.11
Forfeited	—	$—
Expired	—	$—
Outstanding at December 31, 2022	488	$14.00
Exercisable at December 31, 2022	488	$14.00
Restricted Stock Units
In 2022, we granted 863,433 RSUs to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan, which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. For the years ended December 31, 2022, 2021 and 2020, the Company recognized stock compensation expense for RSUs of approximately $11.1 million, $6.2 million and $5.1 million, respectively.
On March 31, 2022, the Company modified the RSUs previously granted to a former officer in 2019, 2020 and 2021 to accelerate the vesting of such RSUs in connection with his separation agreement. On December 31, 2022, the Company modified the RSUs previously granted to a former officer in 2020, 2021 and 2022 to accelerate the vesting of such RSUs in connection with his separation agreement. As a result of these modifications, we recorded a net incremental stock expense of $1.2 million during the year ended December 31, 2022.
As of December 31, 2022, the total unrecognized compensation expense for all RSUs was approximately $8.8 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.
The following table summarizes the RSUs activity during the year December 31, 2022 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value ("FV")
Outstanding at January 1, 2022	1,413	$9.19
Granted	863	$12.00
Vested	(935)	$9.31
Forfeited	(74)	$11.06
Canceled	—	$—
Outstanding at December 31, 2022	1,268	$10.91
Performance Stock Units
In 2022, we granted 327,939 PSUs to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to the fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. STOCK‑BASED COMPENSATION (Continued)
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
In connection with a former officer’s separation agreement, on March 31, 2022, the Company modified the PSUs previously granted to such former officer in 2020 and 2021 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of March 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. In connection with a former officer’s separation agreement, on December 31, 2022, the Company modified the PSUs previously granted to such former officer in 2021 and 2022 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of December 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to a designated peer group over the applicable performance period. As a result of these modifications, we recorded a net incremental stock expense of $2.6 million during the year ended December 31, 2022.
For the years ended December 31, 2022, 2021 and 2020 the Company recognized stock compensation expense for the PSUs of approximately $10.8 million, $5.5 million and $1.7 million, respectively.
The following table summarizes information about PSUs activity during the year ended December 31, 2022 (in thousands, except for fair value):

Period Granted	Target Shares Outstanding at January 1, 2022	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at December 31, 2022
2019	126	—	(126)	—	—
2020	809	—	—	—	809
2021	651	—	—	(18)	632
2022	—	328	—	(12)	316
Total	1,586	328	(126)	(30)	1,757
Weighted Average FV Per Share	$12.48	$19.99	$27.49	$17.19	$12.72
The total stock compensation expense for the years ended December 31, 2022, 2021 and 2020 for all stock awards was approximately $21.9 million, $11.5 million and $9.1 million, respectively. The total unrecognized stock-based compensation expense as of December 31, 2022 was approximately $15.7 million, and is expected to be recognized over a weighted-average period of approximately 1.5 years.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES
The components of the provision for income taxes are as follows:

($ in thousands)
	Year Ended December 31,
	2022	2021	2020
Federal:
Current	$—	$(52)	$—
Deferred	4,157	(15,143)	(27,104)
	4,157	(15,195)	(27,104)
State:
Current	1,143	88	221
Deferred	56	855	(597)
	1,199	943	(376)
Total income tax expense	$5,356	$(14,252)	$(27,480)
Reconciliation between the amounts determined by applying the federal statutory rate of 21% for years ended December 31, 2022, 2021 and 2020 to income tax (benefit) expense is as follows:

($ in thousands)
	Year Ended December 31,
	2022	2021	2020
Taxes at federal statutory rate	$1,551	$(14,372)	$(28,245)
State taxes, net of federal benefit	709	61	154
Section 162(m) limitation	3,423	616	3
Stock-based compensation	(767)	(2,549)	751
Valuation allowance	(336)	825	868
Other	776	1,167	(1,011)
Total income tax (benefit) expense	$5,356	$(14,252)	$(27,480)

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. INCOME TAXES (Continued)
Deferred tax assets and liabilities are recognized for estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The significant items giving rise to deferred tax assets (liabilities) are as follows:

($ in thousands)
	December 31,
	2022	2021
Deferred Income Tax Assets
Accrued liabilities	$1,280	$911
Allowance for credit losses	88	46
Goodwill and other intangible assets	2,451	2,161
Stock‑based compensation	3,658	3,382
Net operating losses	90,397	87,822
Other	490	56
Total deferred tax assets	98,364	94,378
Valuation allowance	(1,357)	(1,693)
Total deferred tax assets — net	$97,007	$92,685
Deferred Income Tax Liabilities
Property and equipment	$(161,195)	$(152,624)
Prepaid expenses	(1,077)	(1,113)
Total deferred tax liabilities	$(162,272)	$(153,737)
Net deferred tax liabilities	$(65,265)	$(61,052)
The Tax Cuts and Jobs Act (the "TCJA") included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which modified the TCJA, U.S. federal net operating loss carryforwards ("NOLs") generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. As of December 31, 2022, the Company had approximately $421.7 million of U.S.federal NOLs, some of which will begin to expire in 2035. Approximately $219.5 million of the Company’s U.S. federal NOLs relate to pre-2018 periods. As of December 31, 2022, the Company’s state NOLs were approximately $50.4 million and will begin to expire in 2024. Utilization of NOLs carryforwards may be limited due to past or future ownership changes. As of December 31, 2022, we determined that $1.4 million valuation allowance was necessary against our state deferred tax assets.
The Company’s U.S. federal income tax returns for the year ended December 31, 2019, and through the most recent filing remain open to examination by the Internal Revenue Service under the applicable U.S. federal statute of limitations provisions. The various states in which the Company is subject to income tax are generally open to examination for the tax years ended December 31, 2018, and through the most recent filing.
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2022, 2021 and 2020, no uncertain tax positions were recorded. The Company will continue to evaluate its tax positions in accordance with ASC 740 and will recognize any future effect as either a benefit or charge to income in the applicable period.
Income tax penalties and interest assessments recognized under ASC 740 are accrued as a tax expense in the period that the Company’s taxes are in an uncertain tax position. Any accrued tax penalties or interest assessments will remain until the uncertain tax position is resolved with the taxing authorities or until the applicable statute of limitations has expired.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED-PARTY TRANSACTIONS
Operations and Maintenance Yards
The Company rents five yards from an entity, in which a director of the Company has an equity interest and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million, and $0.2 million, respectively.
Pioneer
On December 31, 2018, we consummated the Pioneer Pressure Pumping Acquisition with Pioneer and Pioneer Pumping Services. In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement"), which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement was effective January 1, 2022 through December 31, 2022. The A&R Pressure Pumping Services Agreement reduced the number of contracted fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company will be entitled to receive compensation for all eligible contracted fleets that are made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, where we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel Simul-Frac fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release Fleet Two effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date.
Revenue from services provided to Pioneer (including reservation and idle fees) accounted for approximately $423.7 million, $473.8 million and $335.4 million of our total revenue during the years ended December 31, 2022, 2021 and 2020, respectively.
In connection with the Pioneer Pressure Pumping Acquisition, the Company agreed to reimburse Pioneer for a certain portion of the retention bonuses paid to former Pioneer employees that were subsequently employed by the Company. During years ended December 31, 2022, 2021 and 2020, the Company fully reimbursed Pioneer approximately $0, $0 and $2.7 million respectively.
As of December 31, 2022, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services (including reservation fees) we provided, amounted to $46.2 million and the amount due to Pioneer was $0. As of December 31, 2021, the balance due from Pioneer for services (including idle fees) we provided amounted to approximately $62.1 million and the amount due to Pioneer was $0.
16. LEASES
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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. LEASES (Continued)
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. For the years ended December 31, 2022, 2021 and 2020, the Company made lease payments of approximately $0.4 million, $0.4 million and $0.4 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years, and in management’s judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate One Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate leases because we concluded that the accounting effect was insignificant. As of December 31, 2022, the weighted average discount rate and remaining lease term was 6.7% and 0.3 years, respectively.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the year ended December 31, 2022 the Company made lease payments of approximately $0.3 million. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of December 31, 2022, the weighted average discount rate and remaining lease term was approximately 3.4% and 1.2 years, respectively.
In August 2022 and December 2022, we entered into three year equipment leases (the "Electric Fleet Lease") for a total of four fleets with 60,000 HHP per fleet. The Electric Fleet Lease contains an option to purchase the equipment at any time during the period of the lease. The leases have not yet commenced. We currently do not control the assets under the Electric Fleet Lease because they are currently being manufactured by the vendor and we have not taken possession of the assets. The manufacturing and delivery of the electric fleets is estimated to take up to ten months from the lease execution date. Given that the Company has not yet taken possession of the assets under the Electric Fleet Lease, the Company has not accounted for the right of use and lease obligation in its balance sheet as of December 31, 2022.
In October 2022, we entered into a real estate lease contract for five years, four months (the "Real Estate Two Lease"), expected to commence in March 2023. Since the lease had not commenced because the Company has not taken possession of the asset as of December 31, 2022, the Company has not accounted for the right of use and lease obligation in its balance sheet as of December 31, 2022. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management’s judgment the exercise of the renewal options is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate One Lease does not contain variability in payments resulting from either an index change or rate change.
As part of the Silvertip Acquisition, we assumed two real estate leases (the "Silvertip Leases") with remaining terms of four years, nine months and six years, one month, respectively, from the Silvertip Acquisition Date. During the period from November 1, 2022 to December 31, 2022, the Company made lease payments of approximately $0.03 million and $0.05 million, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for our Silvertip Leases as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate leases because we concluded that the accounting effect was insignificant. As of December 31, 2022, the weighted average discount rate and remaining lease term was 2.1% and 5.5 years, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. LEASES (Continued)
As of December 31, 2022, our total operating lease right-of-use asset cost was $4.6 million, and accumulated amortization was $1.5 million. As of December 31, 2021, our total operating lease right-of-use asset cost was $1.2 million, and accumulated amortization was $0.8 million. For the years ended December 31, 2022, 2021 and 2020 we recorded operating lease cost of $0.7 million, $0.3 million and $0.3 million respectively, in our statement of operations.
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
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating leases as of December 31, 2022 are as follows:

($ in thousands)	Totals
2023	$912
2024	570
2025	526
2026	533
2027	463
2028	322
Total undiscounted future lease payments	3,326
Amount representing interest	(164)
Present value of future lease payments (lease obligation)	$3,162
The total cash paid for amounts included in the measurement of our operating lease liability during the year ended December 31, 2022 was approximately $0.7 million. The non-cash lease obligation we recorded upon execution of the Maintenance Facility Lease was approximately $0.6 million. During the year ended December 31, 2021, the total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.4 million.
Short-Term Leases
We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the years ended December 31, 2022, 2021 and 2020, our short-term asset lease expense was approximately $0.8 million, $0.6 million and $1.0 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The Company entered into contractual arrangements with our equipment manufacturers to purchase and convert Tier IV DGB equipment, with total cost of approximately $59.9 million. The Company also entered into the Electric Fleet Lease, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments are expected to commence when the Company takes possession of the electric hydraulic fracturing pumps during the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Lease arrangements is approximately $99.2 million, which excludes the cost associated with the option to purchase the equipment at the end of the lease. In January 2023, we entered into an equipment lease (the "Power Equipment Lease") for certain power generation equipment. The Power Equipment Lease has not yet commenced. We currently do not control the assets under the lease and have not taken possession of the assets. Therefore, the Company has not accounted for the right of use and lease obligation in its balance sheet as of December 31, 2022. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers has a one year take or pay commitment of $31.7 million that will expire on June 12, 2023. During the years ended December 31, 2022, 2021 and 2020, no shortfall fee was recorded.
As of December 31, 2022 and 2021, the Company had issued letters of credit of $6.0 million and $3.7 million, respectively, under the ABL Credit Facility in connection with the Company's casualty insurance policy.
Contingent Liabilities
Legal Matters
In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas.
In July 2020, a third amended class action complaint was filed in the Logan Lawsuit by Lead Plaintiffs Nykredit Portefølje Administration A/S, Oklahoma Firefighters Pension and Retirement System, Oklahoma Law Enforcement Retirement System, Oklahoma Police Pension and Retirement System, and Oklahoma City Employee Retirement System, and additional named plaintiff Police and Fire Retirement System of the City of Detroit. Plaintiffs sued individually and on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020 or purchased the Company’s common stock pursuant to the Company’s initial public offering in March 2017. Plaintiffs alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 against the Company, certain former officers and current and former directors, alleging that the defendants made allegedly inaccurate or misleading statements or omissions about the Company's business, operations and prospects. On September 13, 2021, the Court partially granted and partially denied motions to dismiss filed by the Company and the individual defendants.
On August 11, 2022, the Company agreed to a proposed settlement of the claims in the Logan Lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, the Company's insurers have paid a cash sum into a settlement fund to be distributed to members of the putative class. A final approval hearing before the court is scheduled for April 11, 2023.
In May 2020, the U.S. District Court for the Western District of Texas consolidated two shareholder derivative lawsuits previously filed against the Company and certain of its current and former officers and directors into a single lawsuit captioned In re ProPetro Holding Corp. Derivative Litigation (the "Shareholder Derivative Lawsuit"). In August 2020, the plaintiffs in the

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. COMMITMENTS AND CONTINGENCIES (Continued)
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
The Company incurred legal settlements totaling $34.1 million during the year December 31, 2022, consisting of the Logan Lawsuit and other settlements. The Logan Lawsuit settlement of $30.0 million was fully covered by insurance and was subsequently paid by the insurance company in October 2022.
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
The Company is self-insured up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at wellsites. No accrual was recorded in our financial statements in connection with this self-insurance strategy because the occurrence of fire and/or explosion cannot be reasonably estimated.
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the “Comptroller”) commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of December 31, 2022, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In January 2022, we entered into a settlement agreement with the Comptroller for a $10.7 million tax refund, net of consulting fees, in connection with certain limited sales and use tax for the audit period July 1, 2015 through December 31, 2018. The net refund to the company of $10.7 million was recorded as part of other income in our statement of operations during the year December 31, 2022. During the year December 31, 2021, we recorded a net refund of approximately $2.1 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company’s gross receipt taxes, which will routinely cover up to a four-year period. As of December 31, 2022, the audit is still ongoing and the final outcome cannot be reasonably estimated.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022. As noted in Management’s Report on Internal Control over Financial Reporting, management’s evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Silvertip Completion Services Operating, LLC, which was acquired on November 1, 2022. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We are in the process of integrating Silvertip’s internal controls with our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2022 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that ProPetro Holding Corp. maintained effective internal control over financial reporting as of December 31, 2022. Management’s evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the Silvertip Completion Services Operating, LLC, which was acquired on November 1, 2022 and whose financial statements constitute 13.0% and 2.4% of total assets and revenue, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2022. The independent registered public accounting firm, Deloitte & Touche LLP, Houston, Texas, United States, Auditor Firm ID #34, has audited the consolidated financial statements as of and for the year ended December 31, 2022, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this Annual Report under Part II, Item 8 above.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, we acquired Silvertip Completion Services Operating, LLC and integrated its financial reporting processes with ours. Other than such changes, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2023.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2023.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2023.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2023.

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
2.1
Purchase and Sale Agreement, dated as of November 1, 2022, between ProPetro Holding Corp. and New Silvertip Holdco, LLC (incorporated by reference herein to Exhibit 2.1 to ProPetro Holding Corp.’s Current Report on Form 8-K dated October 31, 2022).

3.1
Amended and Restated Certificate of Incorporation of ProPetro Holding Corp., dated as of June 19, 2019 (incorporated by reference herein to Exhibit 3.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated June 19, 2019).

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

4.6
Registration Rights and Lock-Up Agreement, dated as of November 1, 2022 by and between ProPetro Holding Corp. and New Silvertip Holdco, LLC (incorporated by reference herein to Exhibit 4.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 31, 2022).

10.1#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan (incorporated by reference herein to Exhibit 10.18 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated March 7, 2017 (Registration No. 333-215940)).

10.2#	ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).
10.3#
Form of ProPetro Holding Corp. Senior Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.19 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.4#
Form of ProPetro Holding Corp. 2017 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference herein to Exhibit 10.22 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.5#
Form of ProPetro Holding Corp. Amendment to Non‑Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.23 to ProPetro Holding Corp.’s Registration Statement on Form S-1/A, dated February 23, 2017 (Registration No. 333-215940)).

10.6#
2017 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.7#
2017 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.8#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.26 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.9#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.27 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.10#
2019 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors) (incorporated by reference herein to Exhibit 10.28 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.11#
2020 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors). (incorporated by reference herein to Exhibit 10.29 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.12#
Letter Agreement, dated October 4, 2019, by and between Phillip Gobe and ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 9, 2019).

10.13#	ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.3 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).
10.14#
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.15#
Participation Agreement pursuant to the ProPetro Services, Inc. Executive Severance Plan, between Phillip A. Gobe and ProPetro Services, Inc., dated March 13, 2020 (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 16, 2020).

10.16#
Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 18, 2020).

10.17#
Amendment No. 1 to Credit Agreement, dated as of February 22, 2018 by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 27, 2018).

10.18#
Amendment No. 2 to Credit Agreement, dated as of December 19, 2018, by and among ProPetro Holding Corp., ProPetro Services, Inc., the Incremental Lenders therein, the Required Lenders and Barclays Bank PLC, as Administrative Agent for the Lenders (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated December 21, 2018).

10.19#
Amended and Restated Pressure Pumping Services Agreement, dated March 31, 2022, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 31, 2022).

10.20#
Form of Indemnification Agreement for Pioneer Designated Directors (incorporated by reference herein to Exhibit 10.32 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.21#
Form of Indemnification Agreement for Officers and Directors of ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.33 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.22#	ProPetro Services, Inc. Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 10, 2020).
10.23#
ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.24#
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.25#
Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated January 23, 2023).

10.26#
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

10.29#
2021 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.30#
Resignation From Employment, effective as of March 31, 2022, by and between Phillip A. Gobe, ProPetro Services Inc. and, solely for purposes set forth therein, ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 31, 2022).

10.31
Restatement Agreement, dated as of April 13, 2022, by and among ProPetro Holding Corp., and ProPetro Services, Inc., Barclays Bank PLC, as the Administrative Agent, the Collateral Agent, a Letter of Credit Issuer and the Swingline Lender, and each of the Lenders and Letter of Credit Issuers from time to time party thereto (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated April 13, 2022).

10.32#
Pressure Pumping Services Agreement – Fleet One Simulfrac, dated as of October 31, 2022, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 31, 2022).

10.33#
Pressure Pumping Services Agreement - Fleet Two, dated as of October 31, 2022, between Pioneer Natural Resources USA, Inc. and ProPetro Services, Inc. (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 31, 2022).

10.34#
Resignation From Employment, effective as of December 31, 2022, by and between Newton W. Wilson III, ProPetro Services Inc. and, solely for purposes set forth therein, ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated December 31, 2022).

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

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.
                        ProPetro Holding Corp.

/s/ Samuel D. Sledge
Samuel D. Sledge Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Samuel D. Sledge	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Samuel D. Sledge
/s/ David S. Schorlemer	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
David S. Schorlemer
/s/ Elo Omavuezi	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Elo Omavuezi
/s/ Phillip A. Gobe	Chairman of the Board	February 23, 2023
Phillip A. Gobe
/s/ Spencer D. Armour, III	Director	February 23, 2023
Spencer D. Armour, III
/s/ Mark Berg	Director	February 23, 2023
Mark Berg
/s/ Anthony Best	Director	February 23, 2023
Anthony Best
/s/ G. Larry Lawrence	Director	February 23, 2023
G. Larry Lawrence
/s/ Michele Vion	Director	February 23, 2023
Michele Vion
/s/ Alan E. Douglas	Director	February 23, 2023
Alan E. Douglas
/s/ Jack Moore	Director	February 23, 2023
Jack Moore
/s/ Mary Ricciardello	Director	February 23, 2023
Mary Ricciardello