Form 10-Q
period 2023-03-31
ProPetro Holding Corp.
filed 2023-05-04
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at May 1, 2023, was 115,231,367.

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
•central bank policy actions, bank failures and associated liquidity risks and other factors;
•the severity and duration of any world events and armed conflict, including the Russian-Ukraine war and associated repercussions to supply and demand for oil and gas and the economy generally;
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
•our ability to successfully implement our business plan, including integrating the recently acquired wireline business from the Silvertip Acquisition (as defined herein) and execution of other potential mergers and acquisitions;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the effects of consolidation on our customers or competitors;
•the price and availability of debt and equity financing (including increasing interest rates) for the Company and our customers;
•our ability to complete growth projects on time and on budget;
•increases in tax rates or types of taxes enacted that specifically impact E&P and related operations resulting in changes in the amount of taxes owed by us;
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
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, such as fires, which risks may be self-insured, or may not be fully covered under our insurance programs;
•exposure to cyber-security events which could cause operational disruptions or reputational harm;
•acts of terrorism, war or political or civil unrest in the United States or elsewhere; and
•the effects of current and future litigation.
Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2022, filed with the SEC (the "Form 10-K") and elsewhere throughout that report, and other risks, many of which are beyond our control.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$44,793	$88,862
Accounts receivable - net of allowance for credit losses of $202 and $419, respectively	290,125	215,925
Inventories	17,732	5,034
Prepaid expenses	9,211	8,643
Short-term investment, net	6,489	10,283
Other current assets	343	38
Total current assets	368,693	328,785
PROPERTY AND EQUIPMENT - net of accumulated depreciation	941,200	922,735
OPERATING LEASE RIGHT-OF-USE ASSETS	4,654	3,147
OTHER NONCURRENT ASSETS:
Goodwill	23,624	23,624
Intangible assets - net of amortization	54,913	56,345
Other noncurrent assets	1,067	1,150
Total other noncurrent assets	79,604	81,119
TOTAL ASSETS	$1,394,151	$1,335,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$246,141	$234,299
Accrued and other current liabilities	57,352	49,027
Operating lease liabilities	986	854
Total current liabilities	304,479	284,180
DEFERRED INCOME TAXES	73,073	65,265
LONG-TERM DEBT	30,000	30,000
NONCURRENT OPERATING LEASE LIABILITIES	3,676	2,308
Total liabilities	411,228	381,753
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 115,170,545 and 114,515,008 shares issued, respectively	115	114
Additional paid-in capital	970,675	970,519
Retained earnings (accumulated deficit)	12,133	(16,600)
Total shareholders’ equity	982,923	954,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,394,151	$1,335,786
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE - Service revenue	$423,570	$282,680
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	280,486	197,271
General and administrative (inclusive of stock-based compensation)	28,746	31,707
Depreciation and amortization	50,798	31,854
Loss on disposal of assets	22,080	16,117
Total costs and expenses	382,110	276,949
OPERATING INCOME	41,460	5,731
OTHER INCOME (EXPENSE):
Interest expense	(667)	(134)
Other income (expense)	(3,704)	10,357
Total other income (expense)	(4,371)	10,223
INCOME BEFORE INCOME TAXES	37,089	15,954
INCOME TAX EXPENSE	(8,356)	(4,137)
NET INCOME	$28,733	$11,817

NET INCOME PER COMMON SHARE:
Basic	$0.25	$0.11
Diluted	$0.25	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	114,881	103,683
Diluted	115,331	105,384

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2023	114,515	$114	$970,519	$(16,600)	$954,033
Stock-based compensation cost	—	—	3,536	—	3,536
Issuance of equity awards, net	656	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,379)	—	(3,379)
Net income	—	—	—	28,733	28,733
BALANCE - March 31, 2023	115,171	$115	$970,675	$12,133	$982,923

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,733	$11,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,798	31,854
Deferred income tax expense	7,807	3,826
Amortization of deferred debt issuance costs	64	134
Stock-based compensation	3,536	11,364
Loss on disposal of assets	22,080	16,117
Unrealized loss on short-term investment	3,794	—
Changes in operating assets and liabilities:
Accounts receivable	(74,199)	(44,032)
Other current assets	(468)	156
Inventories	(6,366)	1,653
Prepaid expenses	(548)	1,707
Accounts payable	29,823	(10,035)
Accrued and other current liabilities	7,978	609
Accrued interest	28	—
Net cash provided by operating activities	73,060	25,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114,839)	(64,323)
Proceeds from sale of assets	1,089	275
Net cash used in investing activities	(113,750)	(64,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of equity awards	—	419
Tax withholdings paid for net settlement of equity awards	(3,379)	(2,691)
Net cash used in financing activities	(3,379)	(2,272)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(44,069)	(41,150)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	88,862	111,918
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$44,793	$70,768

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,498	$70,768
Restricted cash	18,295	—
Total cash, cash equivalents and restricted cash — End of period	$44,793	$70,768

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiaries (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Form 10-K filed with the SEC (our "Form 10-K").
Revenue Recognition
The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, aggregated into our one reportable segment—"Completion Services," from which the Company generates its revenue and "All Other" category.
Completion Services — Completion services consists of downhole pumping services, which includes hydraulic fracturing, cementing and wireline operations.
Hydraulic fracturing is an oil well completion technique, which is part of the overall well completion process. It is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed accurately depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment may be entitled to reservation fee charges if a customer were to reserve committed hydraulic fracturing equipment. The Company recognizes revenue related to reservation fee charges on a daily basis as the performance obligations are met.
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
Wireline services (including pumpdown) are oil well completion techniques, which are part of the well completion process. Our wireline services utilize equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, the well can be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy perforating guns attached to wireline through the lateral section of a well. Our wireline contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed accurately depicts how our wireline services are transferred to our customers over time. In addition, certain of our wireline equipment is entitled to daily equipment charges while the equipment is on the customer’s locations. The Company recognizes revenue related daily equipment charges on a daily basis as the performance obligations are met.
The transaction price for each performance obligation for all our completion services is fixed per our contracts with our customers.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
All Other— All other consists of coiled tubing services, which are complementary downhole well completion/remedial services. The performance obligation for these services had a fixed transaction price which was satisfied at a point-in-time upon completion of the service when control was transferred to the customer. Accordingly, we recognized revenue at a point-in-time, upon completion of the service and transfer of control to the customer. Effective September 1, 2022, we shut down our coiled tubing operations, and disposed of all our coiled tubing assets.
Restricted Cash and Customer Cash Advance
Our restricted cash relates to a cash advance received from a customer in connection with our contract with the customer to provide electric hydraulic fracturing equipment and services. The cash advance from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. Our restricted cash balances as of March 31, 2023 and December 31, 2022, were $18.3 million and $10.0 million, respectively.
The cash advance received represents a contract liability in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $22.0 million and $10.0 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, we recognized $1.0 million in revenue from the amount outstanding as of December 31, 2022.
Accounts Receivable
Accounts receivables are stated at the amount billed and billable to customers. At March 31, 2023 and December 31, 2022, accrued revenue (unbilled receivable) included as part of our accounts receivable was $91.0 million and $51.9 million, respectively. At March 31, 2023, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $54.7 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of March 31, 2023, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the three months ended March 31, 2023:

(in thousands)

Balance - January 1, 2023	$419
Provision for credit losses during the period	—
Write-off during the period	(217)
Balance - March 31, 2023	$202

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
Change in Accounting Estimates
Current trends in hydraulic fracturing equipment operating conditions such as larger pads, changes to job design and increased pumping hours per day have resulted in shorter useful lives for certain critical components that are included in our property and equipment assets. These recent trends necessitated a review of useful lives of our critical components like fluid ends, power ends, hydraulic fracturing units and other components in the first quarter of 2023. We determined that the estimated useful life of fluid ends is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead recorded in inventories and amortized to cost of services over their estimated useful life. We have also shortened the estimated useful lives of power ends to two years from five years and hydraulic fracturing units to ten years from fifteen years. This change in accounting estimates was made effective January 1, 2023 and accounted for prospectively. The net effect of this change for the three months ended March 31, 2023 was a $3.6 million decrease in net income, or $0.03 per basic and diluted share. Additionally, effective January 1, 2023, if we experience premature failures in certain major components that are capitalized, we will fully depreciate any remaining book value of such components.

Note 2 - Recently Issued Accounting Standards
There were no recently issued Accounting Standards Updates ("ASU") by the Financial Accounting Standards Board ("FASB") that were adopted or that have not yet been adopted in 2023.
Note 3 - Silvertip Acquisition
On November 1, 2022 (the "Silvertip Acquisition Date"), the Company entered into a purchase and sale agreement with New Silvertip Holdco, LLC, pursuant to which the Company acquired 100% of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC ("Silvertip"), a wireline services company in the Permian Basin, in exchange for total consideration of $148.1 million (the "Silvertip Purchase Price") consisting of 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of $4.1 million of certain closing and transaction costs (the "Silvertip Acquisition"). The Silvertip Acquisition positions the Company as a more integrated completions-focused oilfield services provider headquartered in the Permian Basin.
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
The following table summarizes the fair value of the consideration transferred in the Silvertip Acquisition and the Silvertip Purchase Price to the fair value of the assets acquired and liabilities assumed (which are included within the accompanying condensed consolidated balance sheets) as of the Silvertip Acquisition Date:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Silvertip Acquisition (Continued)

(in thousands)
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
(1)Remaining useful lives ranging from less than one to 22 years
(2)Definite lived intangibles with amortization period of 10 years.

The goodwill arising from the Silvertip Acquisition is attributable to the expected operational synergies resulting from our integrated service offerings. The goodwill arising from the Silvertip Acquisition has been allocated to our wireline operations and is included in our wireline operating segment.
Note 4 - Fair Value Measurements
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
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of March 31, 2023 and December 31, 2022 and have been excluded from the table below.
Assets measured at fair value on a recurring basis as of March 31, 2023 are set forth below:

(In thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
March 31, 2023:
Short-term investment	$6,489	$6,489	$—	$—	$(3,794)
December 31, 2022:
Short-term investment	$10,283	$10,283	$—	$—	$(1,570)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of March 31, 2023, the fair value of the short-term investment was estimated at $6.5 million, and the unrealized loss resulting from the fluctuation in stock price was $3.8 million during the three months ended March 31, 2023. There were no unrealized gains or losses resulting from non-cash foreign currency translation during the three months ended March 31, 2023. The unrealized loss resulting from stock price fluctuation is included in other income (expense) in our condensed consolidated statements of operations.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the Silvertip Acquisition, which are required to be measured at fair value on the acquisition date according to the FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended March 31, 2023 and 2022.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
We added $23.6 million of goodwill during the year ended December 31, 2022. There were no additions to goodwill during the three months ended March 31, 2023 and 2022. The wireline operating segment is the only segment with goodwill at March 31, 2023 and December 31, 2022. We conducted our annual impairment test of goodwill in accordance with ASC 850, Intangibles—Goodwill and Other, as of December 31, 2022 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required. There were no goodwill impairment losses during the three months ended March 31, 2023 and 2022.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense included in net income for the three months ended March 31, 2023 and 2022 was $1.4 million and $0, respectively. The Company’s intangible assets subject to amortization consisted of the following:

($ in thousands)
	March 31, 2023	December 31, 2022
Intangible assets acquired:
Trademark/trade name	$10,800	$10,800
Customer relationships	46,500	46,500
Total intangible assets acquired	57,300	57,300

Accumulated amortization:
Trademark/trade name	(450)	(180)
Customer relationships	(1,937)	(775)
Total accumulated amortization	(2,387)	(955)

Intangible assets — net	$54,913	$56,345
The average amortization period for our remaining intangible assets is approximately 9.6 years. Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

($ in thousands)
Year	Estimated future amortization expense
2023	$4,298
2024	5,730
2025	5,730
2026	5,730
2027 and beyond	33,425
Total	$54,913
Note 6 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
Our revolving credit facility, as amended in 2018, had a total borrowing capacity of $300.0 million (subject to the borrowing base limit), with a maturity date of December 19, 2023. The revolving credit facility had a borrowing base of 85% of monthly eligible accounts receivable less customary reserves, as redetermined monthly. The revolving credit facility, included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $22.5 million. Borrowings under this revolving credit facility accrued interest based on a three-tier pricing grid tied to availability, and we had the option to elect for loans to be based on either LIBOR or base rate,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Long-Term Debt (Continued)
plus the applicable margin, which ranged from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, with a LIBOR floor of zero.
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base (as defined below) limit), with the maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2023, was approximately $140.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. The weighted average interest rate for our ABL Credit Facility for the three months ended March 31, 2023 was 5.84%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we had borrowings of $30.0 million outstanding under our ABL Credit Facility.
Note 7 - Reportable Segment Information
The Company currently has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), cementing and wireline. These operating segments represent how the Chief Operating Decision Maker evaluates performance and allocates resources.
On September 1, 2022, the Company shut down its coiled tubing operations and disposed of its coiled tubing assets to STEP as part of a strategic repositioning, and recorded a loss on disposal of $13.8 million. The divestiture of our coiled tubing assets did not qualify for presentation and disclosure as discontinued operations, and accordingly, we have recorded the resulting loss from the disposal of assets in our condensed consolidated statement of operations. Following the divestiture of our coiled tubing operations, which were historically included in the "All Other" category, and the Silvertip Acquisition, which resulted in our new wireline operations in 2022, we have three operating segments. All three remaining operating segments are now aggregated into Completion Services, which is our only reportable segment.
In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (Completion Services) comprised of the hydraulic fracturing, cementing and wireline operating segments. The Silvertip Acquisition which resulted in the addition of a new wireline operating segment, and the disposal of our coiled tubing operations (previously included in the "All Other" category), collectively resulted in a change to the structure and composition of our reportable segment and "All Other" category. Our previous Pressure Pumping reportable segment is now renamed "Completion Services" because of the inclusion of the new wireline completion services. In addition, we have reclassified all our corporate overhead costs (inclusive of income taxes and interest expense) previously included in the "All Other" category to the Completion Services reportable segment. As a result of the change in the structure and composition of our reportable segment, we have restated our segment disclosure for the three months ended March 31, 2022 to include corporate costs in our Completion Services reportable segment to make this period comparable to the three months ended March 31, 2023. Total corporate administrative expense for the three months ended March 31, 2023 and 2022 was $25.4 million and $17.3 million, respectively.
Our hydraulic fracturing operating segment revenue approximated 79.0% and 93.6% of our Completion Services revenue during the three months ended March 31, 2023 and 2022, respectively. Our cementing operating segment revenue approximated 6.3% and 6.4% of our Completion Services revenue during the three months ended March 31, 2023 and 2022, respectively. Revenue from our wireline operating segment approximated 14.7% of our Completion Services revenue during the three months ended March 31, 2023.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

Inter-segment revenues are not material and are not shown separately in the table below.
The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before other income (expense), interest expense, income taxes, depreciation and amortization, stock-based compensation expense, retention bonuses, severance and related expense, impairment expense, (gain)/loss on disposal of assets and other unusual or nonrecurring expenses or (income)).
A reconciliation from segment level financial information to the consolidated statements of operations is provided in the table below (in thousands):

	Three Months Ended March 31, 2023
	Completion Services	All Other	Total
Service revenue	$423,570	$—	$423,570
Adjusted EBITDA	$119,165	$—	$119,165
Depreciation and amortization	$50,798	$—	$50,798
Capital expenditures	$97,170	$—	$97,170
Total assets at March 31, 2023	$1,394,151	$—	$1,394,151

	Three Months Ended March 31, 2022
	Completion Services	All Other	Total
Service revenue	$277,112	$5,568	$282,680
Adjusted EBITDA	$65,972	$561	$66,533
Depreciation and amortization	$31,012	$842	$31,854
Capital expenditures	$71,602	$126	$71,728
Total assets December 31, 2022	$1,335,501	$285	$1,335,786

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2023
	Completion Services	All Other	Total
Net income	$28,733	$—	$28,733
Depreciation and amortization	50,798	—	50,798
Interest expense	667	—	667
Income tax expense	8,356	—	8,356
Loss on disposal of assets	22,080	—	22,080
Stock-based compensation	3,536	—	3,536
Other expense (3)	3,704	—	3,704
Other general and administrative expense, (net) (1)	946	—	946
Retention bonus and severance expense	345	—	345
Adjusted EBITDA	$119,165	$—	$119,165

	Three Months Ended March 31, 2022
	Completion Services	All Other	Total
Net income (loss)	$12,083	$(266)	$11,817
Depreciation and amortization	31,012	842	31,854
Interest expense	134	—	134
Income tax expense	4,137	—	4,137
Loss (gain) on disposal of assets	16,132	(15)	16,117
Stock-based compensation	11,364	—	11,364
Other income (2)	(10,357)	—	(10,357)
Other general and administrative expense, (net) (1)	1,447	—	1,447
Severance expense	20	—	20
Adjusted EBITDA	$65,972	$561	$66,533

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three months ended March 31, 2023 and 2022, we received reimbursement of approximately $0.3 million and $1.0 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
(2)Includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period July 1, 2015 through December 31, 2018.
(3)Includes $3.8 million unrealized loss on short-term investment.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income Per Share
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
The table below shows the calculations for the three months ended March 31, 2023 and 2022, (in thousands, except for per share data):

	Three Months Ended March 31,
	2023	2022
Numerator (both basic and diluted)
Net income relevant to common stockholders	$28,733	$11,817

Denominator
Denominator for basic income per share	114,881	103,683
Dilutive effect of stock options	—	186
Dilutive effect of performance share units	170	828
Dilutive effect of restricted stock units	280	687
Denominator for diluted income per share	115,331	105,384

Basic income per common share	$0.25	$0.11
Diluted income per common share	$0.25	$0.11
As shown in the table below, the following stock options, restricted stock units and performance stock units outstanding as of March 31, 2023, have not been included in the calculation of diluted income per common share for three months ended March 31, 2023 and 2022 because they will be anti-dilutive to the calculation of diluted net income per common share:

(In thousands)	Three Months Ended March 31,
	2023	2022
Stock options	426	500
Restricted stock units	1,084	277
Performance stock units	—	160
Total	1,510	937
Note 9 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the three months ended March 31, 2023. As of March 31, 2023, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of March 31, 2023 was below the cost to exercise these options. No stock options were exercised during the three months ended March 31, 2023. The weighted average remaining contractual term for the outstanding and exercisable stock options as of March 31, 2023 was approximately 2.2 years.
A summary of the stock option activity for the three months ended March 31, 2023 is presented below (in thousands, except for weighted average price):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	488	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(126)	$14.00
Outstanding at March 31, 2023	362	$14.00
Exercisable at March 31, 2023	362	$14.00
Restricted Stock Units
During the three months ended March 31, 2023, we granted 914,507 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2023, the total unrecognized compensation expense for all RSUs was approximately $15.8 million, and is expected to be recognized over a weighted average period of approximately 2.3 years.
The following table summarizes RSUs activity during the three months ended March 31, 2023 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,268	$10.91
Granted	915	$9.75
Vested	(434)	$10.41
Forfeited	(5)	$10.90
Canceled	—	$—
Outstanding at March 31, 2023	1,743	$10.43
Performance Share Units
During the three months ended March 31, 2023, we granted 454,788 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)
The following table summarizes information about PSUs activity during the three months ended March 31, 2023 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2023	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2023
2020	809	—	(493)	(315)	—
2021	632	—	—	—	632
2022	316	—	—	—	316
2023	—	455	—	—	455
Total	1,757	455	(493)	(315)	1,403
Weighted Average FV Per Share	$12.72	$14.40	$8.30	$8.30	$15.81
The total stock-based compensation expense for the three months ended March 31, 2023 and 2022 for all stock awards was $3.5 million and $11.4 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2023 was approximately $27.6 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.
Note 10 - Related-Party Transactions
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
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel Simul-Frac fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release the fleet under the Fleet Two Agreement effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 (the "Release Date") and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement will be terminated as of the Release Date.
Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $54.3 million and $123.5 million of our total revenue during the three months ended March 31, 2023 and 2022, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Related-Party Transactions (Continued)
As of March 31, 2023, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $35.8 million and the amount due to Pioneer was $0. As of December 31, 2022, the balance due from Pioneer for services we provided amounted to approximately $46.2 million and the amount due to Pioneer was $0.
Note 11 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the three months ended March 31, 2023 and 2022, the Company made lease payments of approximately $0.1 million and $0.1 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract included an optional renewal of up to ten years, and the Real Estate One Lease was not renewed at the end of the term, March 1, 2023. The Real Estate One Lease did not include a residual value guarantee, covenants or financial restrictions nor did it provide for variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the three months ended March 31, 2023 and 2022, the Company made lease payments of approximately $0.1 million and $0.03 million, respectively. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of March 31, 2023, the weighted average discount rate and remaining lease term was approximately 3.4% and 0.9 years, respectively.
In August 2022 and December 2022, we entered into three year equipment leases (the "Electric Fleet Lease") for a total of four fleets with 60,000 hydraulic horsepower ("HHP") per fleet. The Electric Fleet Lease contains an option to purchase the equipment at any time during the period of the lease. The leases have not yet commenced. We currently do not control the assets under the Electric Fleet Lease because they are currently being manufactured by the vendor and we have not taken possession of the assets. The manufacturing and delivery of the electric fleets is estimated to take up to ten months from the lease execution date. Given that the Company has not yet taken possession of the assets under the Electric Fleet Lease, the Company has not accounted for the right of use and lease obligation on its balance sheet as of March 31, 2023.
In October 2022, we entered into a real estate lease contract for five years, four months (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the three months ended March 31, 2023, the Company made lease payments of approximately $0.03 million. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of March 31, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 5.1 years, respectively.
As part of the Silvertip Acquisition, we assumed two real estate leases (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of four years, nine months and six years, one month, respectively, from the Silvertip Acquisition Date. During the three months ended March 31, 2023, we extended the Silvertip One Lease for

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
an additional sixteen months. During the three months ended March 31, 2023, the Company made lease payments of approximately $0.05 million and $0.1 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for our Silvertip Leases as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of March 31, 2023, the weighted average discount rate and remaining lease term was approximately 3.6% and 5.7 years, respectively.
In January 2023, we entered into a three year equipment lease (the "Power Equipment Lease") for certain power generation equipment. The Power Equipment Lease has not yet commenced. We currently do not control the assets under the lease and have not taken possession of the assets. Therefore, the Company has not accounted for the right of use and lease obligation in its balance sheet as of March 31, 2023.
In March 2023, we entered into a real estate lease contract for five years, eight months (the "Silvertip Three Lease"), with a commencement date in April 2023. Since the lease had not commenced because the Company has not taken possession of the asset as of March 31, 2023, the Company has not accounted for the right of use and lease obligation on its balance sheet as of March 31, 2023. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
As of March 31, 2023, the total operating lease right-of-use asset cost was approximately $6.4 million, and accumulated amortization was approximately $1.8 million. As of December 31, 2022, our total operating lease right-of-use asset cost was approximately $4.6 million, and accumulated amortization was approximately $1.5 million. For the three months ended March 31, 2023 and 2022, we recorded operating lease cost of approximately $0.3 million and $0.1 million, respectively, in our statements of operations.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of March 31, 2023 are as follows:

($ in thousands)	Totals
2023	$897
2024	951
2025	907
2026	914
2027	923
2028	624
Total undiscounted future lease payments	5,216
Less: amount representing interest	(554)
Present value of future lease payments (lease obligation)	$4,662
The total cash paid for amounts included in the measurement of our operating lease liability during the three months ended March 31, 2023 was approximately $0.3 million. During the three months ended March 31, 2023, we recorded a non-cash lease obligation totaling approximately $1.8 million as a result of our execution of the Real Estate Two Lease and our extension of the Silvertip Two Lease. During the three months ended March 31, 2022, total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.1 million. During the three months ended March 31, 2022, we recorded a non-cash lease obligation of approximately $0.6 million as a result of our execution of the Maintenance Facility Lease.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Short-Term Leases
We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the three months ended March 31, 2023 and 2022 our short-term lease expense was approximately $0.3 million and $0.2 million, respectively.
Note 12 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with our equipment manufacturers to purchase and convert Tier IV DGB equipment, with total cost of approximately $41.9 million for the remainder of 2023. We also entered into the Electric Fleet Lease, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments are expected to commence when the Company takes possession of the electric hydraulic fracturing fleets during the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Lease arrangements is approximately $99.2 million, which excludes the cost associated with the option to purchase the equipment at the end of the lease. We also entered into the Power Equipment Lease. The lease payments are expected to commence when the Company takes possession of the power generation equipment during the second half of 2023. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2023 has a take-or-pay commitment of $24.4 million for the remainder of 2023. During the three months ended March 31, 2023 and 2022, no shortfall fee was recorded.
As of March 31, 2023, the Company had issued letters of credit of approximately $6.0 million under the revolving credit facility in connection with the Company’s casualty insurance policy.
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
On August 11, 2022, the Company agreed to a proposed settlement of the claims in the Logan Lawsuit, which the court has preliminarily approved. Under the proposed settlement agreement, the Company's insurers have paid a cash sum into a

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Commitments and Contingencies (Continued)

settlement fund to be distributed to members of the putative class. A final approval hearing before the court, originally scheduled for April 11, 2023, was rescheduled by the court to be held on May 11, 2023.
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of March 31, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of March 31, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In March 2023, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax, which typically covers up to a four-year period. As of March 31, 2023, the audit is yet to commence, and as such, the final outcome cannot be reasonably estimated.

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
Our completion services segment includes hydraulic fracturing, wireline and cement operations. Our hydraulic fracturing operations account for the significant portion of our operations, and our hydraulic fracturing operations revenue is approximately 79.0% of our total revenues, while wireline and cement accounts for our remaining revenues. Our total available hydraulic horsepower ("HHP") in our hydraulic fracturing operations as of March 31, 2023, was 1,355,000 HHP, which was comprised of 340,000 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment and 1,015,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in September 2021, August 2022 and December 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB equipment. As such, we entered into conversion and purchase arrangements with our equipment manufacturers for a total 362,500 HHP of Tier IV DGB equipment and as of March 31, 2023, we have received 250,000 HHP of the converted and new Tier IV DGB equipment and expect to receive the remaining 112,500 HHP by the second quarter of 2023. In August 2022 and December 2022, we entered into a three-year electric fleet leases for a total of four fleets with 60,000 HHP per fleet. We expect to take delivery of the electric fleets at different times during the second half of 2023. We currently have 23 wireline units and 26 cement units.
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash. In connection with the Pioneer Pressure Pumping Acquisition, we became a long-term service provider to Pioneer under a pressure pumping services agreement (the "Pioneer Services Agreement"), providing pressure pumping and related services to Pioneer for a term of up to ten years, with eight committed fleets; provided, Pioneer had the right to terminate the Pioneer Services Agreement, in whole or in part, effective as of December 31 of each of the calendar years of 2022, 2024 and 2026. Under the Pioneer Services Agreement, the Company was entitled to receive compensation if Pioneer were to idle committed fleets. The Pioneer Services Agreement was superseded by the agreement below.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement") in place of the Pioneer Services Agreement that was entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement, which was effective from January 1, 2022 to December 31, 2022, reduced the number of contracted fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible contracted fleets that were made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into the Fleet One Agreement and the Fleet Two Agreement with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was originally planned to terminate on the one year anniversary of the date on which the fleet dedicated thereunder converted from a Tier II diesel Simul-Frac fleet to a Tier IV dual fuel zipper fleet, which was expected to occur in May 2023. In February 2023, Pioneer provided the Company notice (i) stating that Pioneer intended to release the fleet under the Fleet Two Agreement effective upon the completion of operations on the pad where the performance of Services (as defined in the Fleet Two Agreement) is in progress on May 12, 2023 (the "Release Date") and (ii) requesting that the Company agree to the termination of the Fleet Two Agreement as of the Release Date. The Company agreed with such request, and, as a result, the Fleet Two Agreement was terminated as of the Release Date.
Effective September 1, 2022, we disposed of our coiled tubing assets to STEP Energy Services Ltd. ("STEP") and shut down our coiled tubing operations. We received cash of approximately $2.8 million and 2.6 million common shares of STEP valued at $11.9 million as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip, which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At March 31, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more resilient and diversified completions-focused oilfield services provider headquartered in the Permian Basin.

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
Through our Completion Services segment, which includes our hydraulic fracturing, cementing and wireline operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. During the three months ended March 31, 2023, our hydraulic fracturing, cementing and wireline operations accounting for 79.0%, 6.3% and 14.7% of our total revenue, respectively. Our equipment has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.
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

The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic continues to wane, the demand and prices for crude oil have increased from the lows experienced in 2020, with the WTI average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the last nine years. We believe the improved crude oil pricing conditions have also been partly driven by declines in crude oil supplies, concerns over sanctions resulting from the Russia invasion of Ukraine and slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years. However, in the wake of uncertainty in the banking sector following the failure of two regional U.S. banks and the growing risk of a global recession, which raised concerns over future crude oil demand destruction, and expanding commodity inventories, the WTI average crude oil price dropped to approximately $73 in March 2023, before rebounding to approximately $80 per barrel in April 2023 following the announcement by OPEC+ of further production cuts of approximately 1.16 million barrels per day.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 352 at the end of March 2023, according to Baker Hughes. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. As a result of the growing demand for completion services and significant cost inflation across the industry, we negotiated pricing increases with certain of our customers for our completion services, depending on job design.
Although we have been operating in an improved pricing environment for completion services from 2022 onwards, the rapid increase in cost inflation and supply chain tightness could adversely impact our future profitability. The U.S. inflation rate has been steadily increasing since 2021. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn may cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including the upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022, and expect to increase to approximately 65% by year end 2023. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses, such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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

Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2023
	Completion Services	All Other	Total
Net income	$28,733	$—	$28,733
Depreciation and amortization	50,798	—	50,798
Interest expense	667	—	667
Income tax expense	8,356	—	8,356
Loss on disposal of assets	22,080	—	22,080
Stock-based compensation	3,536	—	3,536
Other expense (3)	3,704	—	3,704
Other general and administrative expense, (net) (1)	946	—	946
Retention bonus and severance expense	345	—	345
Adjusted EBITDA	$119,165	$—	$119,165

	Three Months Ended March 31, 2022
	Completion Services	All Other	Total
Net income (loss)	$12,083	$(266)	$11,817
Depreciation and amortization	31,012	842	31,854
Interest expense	134	—	134
Income tax expense	4,137	—	4,137
Loss (gain) on disposal of assets	16,132	(15)	16,117
Stock-based compensation	11,364	—	11,364
Other income (2)	(10,357)	—	(10,357)
Other general and administrative expense, (net) (1)	1,447	—	1,447
Severance expense	20	—	20
Adjusted EBITDA	$65,972	$561	$66,533

(1)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three months ended March 31, 2023 and 2022, we received reimbursement of approximately $0.3 million and $1.0 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.

(2)Includes $10.7 million of net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax of the period July 1, 2015 through December 31, 2018.

(3)Includes $3.8 million unrealized loss on short-term investment.

Results of Operations
In 2023, we conducted our business through three operating segments: hydraulic fracturing, cementing and wireline. For reporting purposes, the hydraulic fracturing, cementing and wireline operating segments are aggregated into our one reportable segment—Completion Services. We disposed of our coiled tubing assets and shut down our coiled tubing operations effective September 1, 2022. The results of our coiled tubing operations prior to September 1, 2022 are reflected in the "All Other" category.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2023	2022	$	%
Revenue	$423,570	$282,680	$140,890	49.8%
Less (Add):
Cost of services (1)	280,486	197,271	83,215	42.2%
General and administrative expense (2)	28,746	31,707	(2,961)	(9.3)%
Depreciation and amortization	50,798	31,854	18,944	59.5%
Loss on disposal of assets	22,080	16,117	5,963	37.0%
Interest expense	667	134	533	397.8%
Other expense (income)	3,704	(10,357)	14,061	135.8%
Income tax expense	8,356	4,137	4,219	102.0%
Net income	$28,733	$11,817	$16,916	143.1%

Adjusted EBITDA (3)	$119,165	$66,533	$52,632	79.1%
Adjusted EBITDA Margin (3)	28.1%	23.5%	4.6%	19.6%

Completion Services segment results of operations:
Revenue	$423,570	$277,112	$146,458	52.9%
Cost of services	$280,486	$192,633	$87,853	45.6%
Adjusted EBITDA (3)	$119,165	$65,972	$53,193	80.6%
Adjusted EBITDA Margin (4)	28.1%	23.8%	4.3%	18.1%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation fees of $0 and $6.8 million for the three months ended March 31, 2023 and 2022, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenue for the Completion Services segment.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues.    Revenues increased 49.8%, or $140.9 million, to $423.6 million during the three months ended March 31, 2023, as compared to $282.7 million during the three months ended March 31, 2022. Our Completion Services segment revenues increased 52.9%, or $146.5 million, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, improved pricing and the addition of wireline operations. The addition of wireline operations contributed $62.6 million of the increase in total revenues. As a result of our customers' increased activity levels, our effectively utilized fleet count rose to approximately 15.5 active fleets during the three months ended March 31, 2023, from approximately 13.7 active fleets for the three months ended March 31, 2022. Our revenue for the three months ended March 31, 2023 and 2022, included reservation fees charged to a customer of approximately $0 and $6.8 million, respectively.
Revenues from services other than Completion Services decreased 100.0%, or $5.6 million, to $0 for the three months ended March 31, 2023, as compared to $5.6 million for the three months ended March 31, 2022. The decrease in revenue from services other than Completion Services was due to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 42.2%, or $83.2 million, to $280.5 million for the three months ended March 31, 2023, as compared to $197.3 million during the three months ended March 31, 2022. Cost of services in our Completion Services segment increased $87.9 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services, the addition of wireline operations and the impact of general cost inflation. The addition of wireline operations contributed to $41.0 million of the increase in total cost of services. As a percentage of Completion Services segment revenues (including reservation fees), Completion Services cost of services was 66.2% for the three months ended March 31, 2023, as compared to 69.5% for the three months ended March 31, 2022. Excluding reservation fees revenue of $0 and $6.8 million recorded during the three months ended March 31, 2023 and 2022, respectively, our Completion Services cost of services as a percentage of Completion Services revenues decreased to 66.2% during the three months ended March 31, 2023, as compared to 71.3% for the three months ended March 31, 2022. The decrease in the percentages was primarily a result of increased operational efficiencies and an increase in our active fleet count.
General and Administrative Expenses.   General and administrative expenses decreased 9.3%, or $3.0 million, to $28.7 million for the three months ended March 31, 2023, as compared to $31.7 million for the three months ended March 31, 2022. The net decrease was primarily attributable to (i) a $7.8 million decrease in stock-based compensation expense driven by the acceleration of stock awards during the three months ended March 31, 2022 upon resignation of a former executive and (ii) a $1.4 million decrease in legal settlements, partially offset by (i) a $2.2 million increase in payroll expenses, (ii) a $0.9 million increase in acquisition related expenses, (iii) $3.1 million in other general and administrative expenses like travel, office expenses and insurance.
Excluding nonrecurring and non-cash items (stock-based compensation, insurance reimbursements, legal settlements, transaction expenses, retention bonuses and severance expenses), general and administrative expenses were $23.9 million during the three months ended March 31, 2023 compared to $18.8 million during the three months ended March 31, 2022.
Depreciation and Amortization.    Depreciation and amortization increased 59.5%, or $18.9 million, to $50.8 million for the three months ended March 31, 2023, as compared to $31.9 million for the three months ended March 31, 2022. The increase was primarily attributable to (i) accelerated depreciation of power ends with premature failure of $12.5 million during the three months ended March 31, 2023, (ii) assets placed into service since March 31, 2022 and (iii) the addition of wireline assets which included $3.0 million of depreciation and $1.4 million of amortization of intangible assets.
Loss on Disposal of Assets.    Loss on the disposal of assets increased 37.0%, or $6.0 million, to $22.1 million for the three months ended March 31, 2023, as compared to $16.1 million for the three months ended March 31, 2022. The increase was primarily attributable to the decommissioning of certain hydraulic fracturing equipment, replacement of certain major components in connection with our conversion of Tier II equipment to Tier IV DGB, higher intensity of use of our equipment, and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite, partially offset by an increase in proceeds received from sale of assets during the three months ended March 31, 2023.
Interest Expense.    Interest expense increased to $0.7 million for the three months ended March 31, 2023, as compared to $0.1 million for the three months ended March 31, 2022. We had $30.0 million in borrowings under our ABL Credit Facility for the three months ended March 31, 2023, compared to zero for the three months ended March 31, 2022.

Other (Income) Expense.    Other expense was approximately $3.7 million for the three months ended March 31, 2023, as compared to other income of $10.4 million for the three months ended March 31, 2022. Other expense during the three months ended March 31, 2023 is primarily comprised of a $3.8 million unrealized loss on short-term investment. Other income during the three months ended March 31, 2022 was primarily comprised of a $10.7 million net tax refund of sales, excise and use taxes.
Income Taxes.    Total income tax expense was $8.4 million resulting in an effective tax rate of 22.5% for the three months ended March 31, 2023, as compared to income tax expense of $4.1 million or an effective tax rate of 25.9% for the three months ended March 31, 2022. The change in income tax expense recorded during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is primarily attributable to the difference in the estimated pre-tax income for 2023, as compared to 2022.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). Our cash is primarily used to fund our operations, support growth opportunities and satisfy future debt payments. Our restricted cash, which was received from a customer, will be used solely for the construction or operation of certain electric hydraulic fracturing equipment. Our Borrowing Base (as defined below), as redetermined monthly, is tied to 85.0% to 90% of eligible accounts receivable. Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
In addition, we received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of March 31, 2023 was $22.0 million, which includes restricted cash of $18.3 million.
As of March 31, 2023, our borrowings under our ABL Credit Facility were $30.0 million and our total liquidity was approximately $149.2 million, consisting of cash, cash equivalents and restricted cash of $44.8 million and $104.4 million of availability under our ABL Credit Facility.
As of May 1, 2023, our borrowing under our ABL Credit Facility were $60.0 million and our total liquidity was approximately $166.1 million, consisting of cash, cash equivalents and restricted cash of $82.1 million and $84.0 million of availability under our ABL Credit Facility.
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

Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $97.2 million during the three months ended March 31, 2023, as compared to $71.7 million during the three months ended March 31, 2022. The significant portion of our total capital expenditures incurred were maintenance capital expenditures and conversion of our hydraulic fracturing equipment to lower emissions equipment.
Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2023 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers. In addition, our cash flows could be improved by prepayments received from certain customers in connection with our completion services contractual arrangements, as applicable.
We entered into contractual arrangements with our equipment manufacturers to purchase and convert Tier IV DGB equipment, with a total cost of approximately $41.9 million for the remainder of 2023. In 2022, we entered into a sand purchase agreement with a supplier with a take-or-pay commitment of $24.4 million for the remainder of 2023. We also entered into three-year equipment leases (the "Electric Fleet Lease") for a total of four electric hydraulic fracturing fleets with capacity of 60,000 HHP per fleet, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments will commence when we take possession of the electric hydraulic fracturing pumps, which is expected to occur during the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Lease is approximately $99.2 million, which excludes the cost associated with the option to purchase the equipment at the end of the lease. We also entered into a three year ("Power Equipment Lease") for certain power generation equipment. The lease payments are expected to commence when we take possession of the power generation equipment during the second half of 2023. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2023.
Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022

Net cash provided by operating activities	$73,060	$25,170
Net cash used in investing activities	$(113,750)	$(64,048)
Net cash used in financing activities	$(3,379)	$(2,272)

Cash Flows From Operating Activities
Net cash provided by operating activities was $73.1 million for the three months ended March 31, 2023, compared to $25.2 million for the three months ended March 31, 2022. The net increase of approximately $47.9 million was primarily due to the improvement in our net income, resulting from the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, increased operational efficiencies and reduction in operational downtime. The increase in cash provided by operating activities was also impacted by timing of our receivable collections from our customers and payments to our vendors.
Cash Flows From Investing Activities
Net cash used in investing activities increased to $113.7 million for the three months ended March 31, 2023, from $64.0 million for the three months ended March 31, 2022. The increase was primarily attributable to maintenance capital expenditures and our investment in lower emissions Tier IV DGB equipment (conversion of Tier II equipment to Tier IV DGB equipment and new Tier IV DGB equipment).
Cash Flows From Financing Activities
Net cash used in financing activities increased to $3.4 million for the three months ended March 31, 2023, from $2.3 million for the three months ended March 31, 2022. The net increase in cash used in financing activities during the three months ended March 31, 2023, was primarily a result of an increase in the amount of net settlement of equity awards compared to the three months ended March 31, 2022.
Credit Facility and Other Financing Arrangements
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
Effective April 13, 2022, the Company entered into an amendment and restatement of its revolving credit facility (as amended and restated, "ABL Credit Facility"). The ABL Credit Facility decreased the borrowing capacity to $150.0 million (subject to the Borrowing Base limit), with a maturity date extended to April 13, 2027. The ABL Credit Facility has a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2023, was approximately $140.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $10.0 million. Under this facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. As of March 31, 2023 and December 31, 2022, we had borrowings of $30.0 million outstanding under our ABL Credit Facility.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies and Estimates
Other than the change in accounting estimate discussed in Note 1 of our Condensed Consolidated Financial Statements (Unaudited), there have been no material changes during the three months ended March 31, 2023 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 12 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
ITEM 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
Adverse developments affecting the financial services industry, such as events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, concerns or rumors about such events or other similar risks, have in the past and may in the future lead to acute or market-wide liquidity problems. In addition, if any of the Company’s customers, suppliers or other business counterparties are unable to access funds held by such a financial institution, such parties’ ability to pay their obligations to the Company or to enter into new commercial arrangements requiring additional payments to the Company could be adversely affected.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation ("FDIC") and Federal Reserve Board have announced a program to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, the Company maintains cash balances at third-party financial institutions in excess of the FDIC standard insurance limits, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion.
Access to funding sources and other credit arrangements in amounts adequate to finance the Company’s business operations could be significantly impaired by the foregoing factors that affect the Company, any financial institutions with which the Company enters into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on the Company’s current and projected business operations and the Company’s financial condition and results of operations. These risks include, but may not be limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•inability to enter into credit facilities or other working capital resources;
•potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact the Company’s ability to meet operating expenses or other obligations, financial or otherwise, result in breaches of the Company’s financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by the Company’s customers, vendors or suppliers. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on the Company’s liquidity and their current and/or projected business operations and financial condition and results of operations.
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

SIGNATURES

Date:	May 4, 2023	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)