Form 10-Q
period 2023-06-30
ProPetro Holding Corp.
filed 2023-08-03
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 31, 2023, was 112,772,097.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
•our ability to successfully implement our business plan, including execution of potential mergers and acquisitions;
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
•the projected timing, purchase price and number of shares purchased under our share repurchase program, the sources of funds under the repurchase program and the impacts of the repurchase program;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$62,113	$88,862
Accounts receivable - net of allowance for credit losses of $202 and $419, respectively	251,104	215,925
Inventories	18,159	5,034
Prepaid expenses	8,607	8,643
Short-term investment, net	6,437	10,283
Other current assets	704	38
Total current assets	347,124	328,785
PROPERTY AND EQUIPMENT - net of accumulated depreciation	1,001,109	922,735
OPERATING LEASE RIGHT-OF-USE ASSETS	5,672	3,147
OTHER NONCURRENT ASSETS:
Goodwill	23,624	23,624
Intangible assets - net of amortization	53,480	56,345
Other noncurrent assets	2,370	1,150
Total other noncurrent assets	79,474	81,119
TOTAL ASSETS	$1,433,379	$1,335,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$218,147	$234,299
Accrued and other current liabilities	57,022	49,027
Operating lease liabilities	1,125	854
Total current liabilities	276,294	284,180
DEFERRED INCOME TAXES	84,162	65,265
LONG-TERM DEBT	60,000	30,000
NONCURRENT OPERATING LEASE LIABILITIES	4,564	2,308
Total liabilities	425,020	381,753
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 112,957,976 and 114,515,008 shares issued, respectively	113	114
Additional paid-in capital	956,856	970,519
Retained earnings (accumulated deficit)	51,390	(16,600)
Total shareholders’ equity	1,008,359	954,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,433,379	$1,335,786
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE - Service revenue	$435,249	$315,083	$858,819	$597,763
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	297,791	218,813	578,277	416,083
General and administrative expenses (inclusive of stock-based compensation)	29,021	25,135	57,767	56,842
Depreciation and amortization	52,889	40,969	103,687	78,973
Impairment expense	—	57,454	—	57,454
Loss on disposal of assets	3,065	12,978	25,145	22,947
Total costs and expenses	382,766	355,349	764,876	632,299
OPERATING INCOME (LOSS)	52,483	(40,266)	93,943	(34,536)
OTHER (EXPENSE) INCOME:
Interest expense	(1,180)	(669)	(1,847)	(803)
Other income (expense)	72	6	(3,632)	10,364
Total other (expense) income	(1,108)	(663)	(5,479)	9,561
INCOME (LOSS) BEFORE INCOME TAXES	51,375	(40,929)	88,464	(24,975)
INCOME TAX (EXPENSE) BENEFIT	(12,118)	8,069	(20,474)	3,932
NET INCOME (LOSS)	$39,257	$(32,860)	$67,990	$(21,043)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.34	$(0.32)	$0.59	$(0.20)
Diluted	$0.34	$(0.32)	$0.59	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	114,737	104,236	114,809	103,961
Diluted	114,796	104,236	115,102	103,961

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2023	114,515	$114	$970,519	$(16,600)	$954,033
Stock-based compensation cost	—	—	3,536	—	3,536
Issuance of equity awards, net	656	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,379)	—	(3,379)
Net income	—	—	—	28,733	28,733
BALANCE - March 31, 2023	115,171	$115	$970,675	$12,133	$982,923
Stock-based compensation cost	—	—	3,758	—	3,758
Issuance of equity awards, net	76	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(4)	—	(4)
Share repurchases	(2,289)	(2)	(17,468)	—	(17,470)
Excise tax on share repurchases	—	—	(105)	—	(105)
Net income	—	—	—	39,257	39,257
BALANCE - June 30, 2023	112,958	$113	$956,856	$51,390	$1,008,359

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212
Stock-based compensation cost	—	—	3,458	—	3,458
Issuance of equity awards, net	309	—	321	—	321
Tax withholdings paid for net settlement of equity awards	—	—	(1,095)	—	(1,095)
Net loss	—	—	—	(32,860)	(32,860)
BALANCE - June 30, 2022	104,308	$104	$856,605	$(39,673)	$817,036

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,990	$(21,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,687	78,973
Impairment expense	—	57,454
Deferred income tax expense	18,897	(4,321)
Amortization of deferred debt issuance costs	140	655
Stock-based compensation	7,294	14,822
Loss on disposal of assets	25,145	22,947
Unrealized loss on short-term investment	3,846	—
Changes in operating assets and liabilities:
Accounts receivable	(35,178)	(53,878)
Other current assets	(983)	561
Inventories	(6,792)	457
Prepaid expenses	(144)	3,343
Accounts payable	(3,160)	(426)
Accrued and other current liabilities	5,769	3,764
Accrued interest	503	—
Net cash provided by operating activities	187,014	103,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(223,775)	(144,519)
Proceeds from sale of assets	2,044	2,951
Net cash used in investing activities	(221,731)	(141,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,000	—
Payment of debt issuance costs	(1,179)	(824)
Proceeds from exercise of equity awards	—	741
Tax withholdings paid for net settlement of equity awards	(3,383)	(3,786)
Share repurchases	(17,470)	—
Net cash provided by (used in) financing activities	7,968	(3,869)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,749)	(42,129)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	88,862	111,918
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$62,113	$69,789

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$71,080	$53,108
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

	Six Months Ended June 30,
	2023	2022
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,890	$69,789
Restricted cash	12,223	—
Total cash, cash equivalents and restricted cash — End of period	$62,113	$69,789

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
Revenue Recognition
The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, aggregated into one reportable segment—"Completion Services," from which the Company generates its revenue and "All Other" category.
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
Wireline services (including pumpdown) are oil well completion techniques, which are part of the well completion process. Our wireline services utilize equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, the well can be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy perforating guns attached to wireline through the lateral section of a well. Our wireline contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed accurately depicts how our wireline services are transferred to our customers over time. In addition, certain of our wireline equipment is entitled to daily equipment charges while the equipment is on the customer’s locations. The Company recognizes revenue related to daily equipment charges on a daily basis as the performance obligations are met.
The transaction price for each performance obligation for all our completion services is fixed per our contracts with our customers.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
All Other— All Other consisted of coiled tubing services, which are complementary downhole well completion/remedial services. The performance obligation for these services had a fixed transaction price which was satisfied at a point-in-time upon completion of the service when control was transferred to the customer. Accordingly, we recognized revenue at a point-in-time, upon completion of the service and transfer of control to the customer. Effective September 1, 2022, we shut down our coiled tubing operations, and disposed of all our coiled tubing assets.
Restricted Cash and Customer Cash Advances
Our restricted cash relates to cash advances received from a customer in connection with our contract with the customer to provide electric hydraulic fracturing equipment and services. The restricted cash will be used to pay for contractually agreed upon expenditures. The cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. Our restricted cash balances as of June 30, 2023 and December 31, 2022, were $12.2 million and $10.0 million, respectively.
The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $20.3 million and $10.0 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, we recognized revenue of $2.7 million from the cash advance amount outstanding at the beginning of the period.
Accounts Receivable
Accounts receivables are stated at the amount billed and billable to customers. At June 30, 2023 and December 31, 2022, accrued revenue (unbilled receivable) included as part of our accounts receivable was $54.2 million and $51.9 million, respectively. At June 30, 2023, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $83.5 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of June 30, 2023, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the six months ended June 30, 2023:

(in thousands)

Balance - January 1, 2023	$419
Provision for credit losses during the period	—
Write-off during the period	(217)
Balance - June 30, 2023	$202
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
Change in Accounting Estimates
Current trends in hydraulic fracturing equipment operating conditions such as larger pads, changes to job design and increased pumping hours per day have resulted in shorter useful lives for certain critical components that are included in our property and equipment assets. These recent trends necessitated a review of useful lives of our critical components like fluid ends, power ends, hydraulic fracturing units and other components in the first quarter of 2023. We determined that the estimated useful life of fluid ends is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead recorded in inventories and amortized to cost of services over their estimated useful life. We have also shortened the estimated useful lives of power ends to two years from five years and hydraulic fracturing units to ten years from fifteen years. This change in accounting estimates was made effective January 1, 2023 and accounted for prospectively. The net effect of this change for the three and six months ended June 30, 2023 was a $3.9 million and $7.3 million decrease in net income, or $0.03 and $0.06 per basic and diluted share, respectively.
Additionally, in connection with the review of our power ends estimated useful life, effective January 1, 2023, we are accelerating the depreciation of the remaining book value of power ends that prematurely fail. In 2022, we wrote off the remaining book value of prematurely failed and disposed of power ends to loss on disposal of assets. The amounts included in depreciation in connection with premature failure of power ends and other components during the three and six months ended June 30, 2023 were $11.8 million and $24.3 million, respectively. Furthermore, to conform to current period presentation, we have reclassified the amounts relating to premature failure of power ends previously included in loss on disposal of assets to depreciation expense for prior periods. The amounts reclassified were $9.5 million and $15.7 million, which relate to the three and six months ended June 30, 2022, respectively.
Depreciation and Amortization
Depreciation and amortization comprised of the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization related to cost of services	$51,390	$40,873	$100,664	$78,794
Depreciation and amortization related to general and administrative expenses	1,499	96	3,023	179
Total depreciation and amortization	$52,889	$40,969	$103,687	$78,973
Share Repurchases
All shares of common stock repurchased through the Company's share repurchase program are retired upon repurchase. The Company accounts for the purchase price of repurchased common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
Note 2 - Recently Issued Accounting Standards
There were no recently issued Accounting Standards Updates ("ASU") by the Financial Accounting Standards Board ("FASB") that are expected to have a material impact on our condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of June 30, 2023 and December 31, 2022 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
June 30, 2023:
Short-term investment	$6,437	$6,437	$—	$—	$(3,846)
December 31, 2022:
Short-term investment	$10,283	$10,283	$—	$—	$(1,570)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of June 30, 2023, the fair value of the short-term investment was estimated at $6.4 million. The unrealized loss resulting from the fluctuation in stock price was $0.1 million and $3.9 million during the three and six months ended June 30, 2023, respectively. Included in the unrealized loss was a gain of $0.1 million resulting from non-cash foreign currency translation during the three and six months ended June 30, 2023. The unrealized loss resulting from stock price fluctuation and the unrealized gain resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations.

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
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying value of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the six months ended June 30, 2023. We recorded impairment expense of approximately $57.5 million during the six months ended June 30, 2022.
As of June 30, 2023 and December 31, 2022, our goodwill carrying value was $23.6 million and $23.6 million, respectively. There were no additions to goodwill during the three and six months ended June 30, 2023 and 2022. The wireline operating segment is the only segment with goodwill at June 30, 2023 and December 31, 2022. There were no goodwill impairment losses during the three and six months ended June 30, 2023 and 2022. We conducted our annual impairment test of goodwill in accordance with ASC 850, Intangibles—Goodwill and Other, as of December 31, 2022 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense included in net income for the three and six months ended June 30, 2023 was $1.4 million and $2.9 million, respectively. There was no amortization expense during the three and six months ended June 30, 2022. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	June 30, 2023	December 31, 2022
Intangible assets acquired:
Trademark/trade name	$10,800	$10,800
Customer relationships	46,500	46,500
Total intangible assets acquired	57,300	57,300

Accumulated amortization:
Trademark/trade name	(720)	(180)
Customer relationships	(3,100)	(775)
Total accumulated amortization	(3,820)	(955)

Intangible assets — net	$53,480	$56,345
The average amortization period for our remaining intangible assets is approximately 9.3 years. Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2023	$2,865
2024	5,730
2025	5,730
2026	5,730
2027 and beyond	33,425
Total	$53,480

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Long-Term Debt
Asset-Based Loan ("ABL") Credit Facility
Our revolving credit facility, as amended and restated in April 2022, prior to giving effect to the amendment to the revolving credit facility in June 2023, had a total borrowing capacity of $150.0 million. The revolving credit facility had a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves. The revolving credit facility included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $10.0 million. Under the revolving credit facility we were required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities.
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base) less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of June 30, 2023, was approximately $173.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the six months ended June 30, 2023, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 6.21%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we had borrowings outstanding under our ABL Credit Facility of $60.0 million and $30.0 million, respectively.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (Completion Services) comprised of the hydraulic fracturing, cementing and wireline operating segments. The Silvertip Acquisition which resulted in the addition of a new wireline operating segment, and the disposal of our coiled tubing operations (previously included in the "All Other" category), collectively resulted in a change to the structure and composition of our reportable segment and "All Other" category. Our previous Pressure Pumping reportable segment is now renamed "Completion Services" because of the inclusion of the new wireline completion services. In addition, we have reclassified all our corporate overhead costs (inclusive of income taxes and interest expense) previously included in the "All Other" category to the Completion Services reportable segment. As a result of the change in the structure and composition of our reportable segment, we have reclassified the presentation of our segment disclosure for the three and six months ended June 30, 2022 to include corporate costs in our Completion Services reportable segment to make this period comparable to the three and six months ended June 30, 2023. Total corporate administrative expense for the three and six months ended June 30, 2023 was $26.9 million and $52.2 million, respectively. Total corporate administrative expense for the three and six months ended June 30, 2022 was $7.7 million and $25.0 million, respectively.
A breakout of our Completion Services revenue by operating segment for the three and six months ended June 30, 2023 and 2022 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hydraulic fracturing revenue	78.9%	92.9%	78.9%	93.2%
Cementing revenue	6.4%	7.1%	6.4%	6.8%
Wireline revenue	14.7%	—%	14.7%	—%
Total Completion Services revenue	100.0%	100.0%	100.0%	100.0%
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from segment level financial information to the consolidated statements of operations is provided in the table below (in thousands):

	Three Months Ended June 30, 2023
	Completion Services	All Other	Total
Service revenue	$435,249	$—	$435,249
Adjusted EBITDA	$112,813	$—	$112,813
Depreciation and amortization	$52,889	$—	$52,889
Capital expenditures	$115,233	$—	$115,233
Goodwill at June 30, 2023	$23,624	$—	$23,624
Total assets at June 30, 2023	$1,433,379	$—	$1,433,379

	Three Months Ended June 30, 2022
	Completion Services	All Other	Total
Service revenue	$309,445	$5,638	$315,083
Adjusted EBITDA	$75,842	$105	$75,947
Depreciation and amortization	$40,131	$838	$40,969
Capital expenditures	$88,842	$239	$89,081
Total assets December 31, 2022	$1,335,501	$285	$1,335,786

	Six Months Ended June 30, 2023
	Completion Services	All Other	Total
Service revenue	$858,819	$—	$858,819
Adjusted EBITDA	$231,978	$—	$231,978
Depreciation and amortization	$103,687	$—	$103,687
Capital expenditures	$212,403	$—	$212,403
Goodwill at June 30, 2023	$23,624	$—	$23,624
Total assets June 30, 2023	$1,433,379	$—	$1,433,379

	Six Months Ended June 30, 2022
	Completion Services	All Other	Total
Service revenue	$586,557	$11,206	$597,763
Adjusted EBITDA	$141,814	$666	$142,480
Depreciation and amortization	$77,293	$1,680	$78,973
Capital expenditures	$160,444	$365	$160,809
Total assets December 31, 2022	$1,335,501	$285	$1,335,786

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2023
	Completion Services	All Other	Total
Net income	$39,257	$—	$39,257
Depreciation and amortization	52,889	—	52,889
Interest expense	1,180	—	1,180
Income tax expense	12,118	—	12,118
Loss on disposal of assets	3,065	—	3,065
Stock-based compensation	3,758	—	3,758
Other income (1)	(72)	—	(72)
Other general and administrative expense, (net) (2)	263	—	263
Retention bonus and severance expense	355	—	355
Adjusted EBITDA	$112,813	$—	$112,813

	Three Months Ended June 30, 2022
	Completion Services	All Other	Total
Net loss	$(32,119)	$(741)	$(32,860)
Depreciation and amortization	40,131	838	40,969
Impairment expense	57,454	—	57,454
Interest expense	669	—	669
Income tax benefit	(8,069)	—	(8,069)
Loss on disposal of assets	12,970	8	12,978
Stock-based compensation	3,458	—	3,458
Other income	(6)	—	(6)
Other general and administrative expense, (net) (2)	1,345	—	1,345
Severance expense	9	—	9
Adjusted EBITDA	$75,842	$105	$75,947

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Six Months Ended June 30, 2023
	Completion Services	All Other	Total
Net income	$67,990	$—	$67,990
Depreciation and amortization	103,687	—	103,687
Interest expense	1,847	—	1,847
Income tax expense	20,474	—	20,474
Loss on disposal of assets	25,145	—	25,145
Stock-based compensation	7,294	—	7,294
Other expense (1)	3,632	—	3,632
Other general and administrative expense, (net) (2)	1,209	—	1,209
Severance expense	700	—	700
Adjusted EBITDA	$231,978	$—	$231,978

	Six Months Ended June 30, 2022
	Completion Services	All Other	Total
Net loss	$(20,036)	$(1,007)	$(21,043)
Depreciation and amortization	77,293	1,680	78,973
Impairment expense	57,454	—	57,454
Interest expense	803	—	803
Income tax benefit	(3,932)	—	(3,932)
Loss (gain) on disposal of assets	22,954	(7)	22,947
Stock-based compensation	14,822	—	14,822
Other income (3)	(10,364)	—	(10,364)
Other general and administrative expense, (net) (2)	2,791	—	2,791
Severance expense	29	—	29
Adjusted EBITDA	$141,814	$666	$142,480
(1)Includes unrealized loss on short-term investment of $0.1 million and $3.9 million for the three and six months ended June 30, 2023, respectively.
(2)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and six months ended June 30, 2023, we received reimbursement of approximately $0 and $0.3 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and six months ended June 30, 2022, we received reimbursement of approximately $2.4 million and $3.5 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. See "Note 13 - Commitments and Contingencies—Contingent Liabilities—Legal Matters" for further information.
(3)Includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period July 1, 2015 through December 31, 2018.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance and restricted stock units outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
The table below shows the calculations for the three and six months ended June 30, 2023 and 2022 (in thousands, except for per share data):

	Three Months Ended June 30,
	2023	2022
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$39,257	$(32,860)

Denominator
Denominator for basic income per share	114,737	104,236
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	—
Dilutive effect of restricted stock units	59	—
Denominator for diluted income per share	114,796	104,236

Basic income (loss) per common share	$0.34	$(0.32)
Diluted income (loss) per common share	$0.34	$(0.32)

	Six Months Ended June 30,
	2023	2022
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$67,990	$(21,043)

Denominator
Denominator for basic income per share	114,809	103,961
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	84	—
Dilutive effect of restricted stock units	209	—
Denominator for diluted income per share	115,102	103,961

Basic income (loss) per common share	$0.59	$(0.20)
Diluted income (loss) per common share	$0.59	$(0.20)
As shown in the table below, the following stock options, restricted stock units and performance stock units have not been included in the calculation of diluted income per common share for the three and six months ended June 30, 2023 and 2022 because they will be anti-dilutive to the calculation of diluted net income per common share:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income (Loss) Per Share (Continued)

(in thousands)	Three Months Ended June 30,
	2023	2022
Stock options	341	587
Restricted stock units	2,007	1,207
Performance stock units	—	1,788
Total	2,348	3,582

(in thousands)	Six Months Ended June 30,
	2023	2022
Stock options	383	587
Restricted stock units	1,317	1,207
Performance stock units	—	1,788
Total	1,700	3,582
Note 9 - Share Repurchase Program
On May 17, 2023, the Company's board of directors (the "Board") authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2024. The Inflation Reduction Act of 2022 (the "IRA 2022") provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the excise tax will apply to our share repurchase program in 2023 and in subsequent taxable years.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings. During the three months ended June 30, 2023, the Company paid an aggregate of $17.5 million, an average price per share of $7.63 including commissions, for share repurchases under the share repurchase program. The Company has accrued $0.1 million in respect of the IRA 2022 repurchase excise tax as of June 30, 2023. As of June 30, 2023, $82.5 million remained authorized for future repurchases of common stock under the repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the six months ended June 30, 2023. As of June 30, 2023, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of June 30, 2023 was below the cost to exercise these options. No stock options were exercised during the six months ended June 30, 2023. The weighted average remaining contractual term for the outstanding and exercisable stock options as of June 30, 2023 was approximately 2.9 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
A summary of the stock option activity for the six months ended June 30, 2023 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	488	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(246)	$14.00
Outstanding at June 30, 2023	242	$14.00
Exercisable at June 30, 2023	242	$14.00
Restricted Stock Units
During the six months ended June 30, 2023, we granted 1,072,575 restricted stock units ("RSUs") to employees, officers and directors pursuant to the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan"), which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2023, the total unrecognized compensation expense for all RSUs was approximately $14.4 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.
The following table summarizes RSUs activity during the six months ended June 30, 2023 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,268	$10.91
Granted	1,073	$9.32
Vested	(511)	$10.88
Forfeited	(55)	$10.49
Canceled	—	$—
Outstanding at June 30, 2023	1,775	$9.97
Performance Share Units
During the six months ended June 30, 2023, we granted 454,788 performance share units ("PSUs") to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
The following table summarizes information about PSUs activity during the six months ended June 30, 2023 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2023	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2023
2020	809	—	(493)	(315)	—
2021	632	—	—	—	632
2022	316	—	—	—	316
2023	—	455	—	—	455
Total	1,757	455	(493)	(315)	1,403
Weighted Average FV Per Share	$12.72	$14.40	$8.30	$8.30	$15.81
The total stock-based compensation expense for the six months ended June 30, 2023 and 2022 for all stock awards was $7.3 million and $14.8 million, respectively, and the associated tax benefit related thereto was $1.5 million and $3.1 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2023 was approximately $24.5 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company rents five yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the five yards was approximately $0.03 million, $0.03 million, $0.1 million, $0.1 million and $0.2 million, respectively.
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
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023.
Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $45.4 million and $115.2 million of our total revenue during the three months ended June 30, 2023 and 2022, respectively. Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $99.7 million and $238.7 million of our total revenue during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to approximately $16.6 million and the amount due to Pioneer was $0. As of December 31, 2022, the balance due from Pioneer for services we provided amounted to approximately $46.2 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the six months ended June 30, 2023 and 2022, the Company made lease payments of approximately $0.1 million and $0.2 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract included an optional renewal of up to ten years, however, the Company terminated the Real Estate One Lease at the end of the term, March 1, 2023.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the six months ended June 30, 2023 and 2022, the Company made lease payments of approximately $0.2 million and $0.1 million, respectively. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of June 30, 2023, the weighted average discount rate and remaining lease term was approximately 3.4% and 0.7 years, respectively.
In August 2022 and December 2022, we entered into three year equipment leases (the "Electric Fleet Leases") for a total of four electric hydraulic fracturing fleets with 60,000 hydraulic horsepower ("HHP") per fleet. The Electric Fleet Leases contain an option to purchase the equipment after the initial three-year term for each lease. The Electric Fleet Leases have not yet commenced. We currently do not control the assets under the Electric Fleet Leases because they are currently being manufactured by the vendor and we have not taken possession of the assets. The delivery of the electric fleets is as each fleet is manufactured and we currently expect to take delivery of most of the electric fleets in the second half of 2023. Given that the Company has not yet taken possession of the assets under the Electric Fleet Leases, the Company has not accounted for the right of use and lease obligation on its balance sheet as of June 30, 2023.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the six months ended June 30, 2023, the Company made lease payments of approximately $0.1 million. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of June 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.8 years, respectively.
As part of the Silvertip Acquisition, we assumed two real estate leases (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from the Silvertip Acquisition Date. During the six months ended June 30, 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the six months ended June 30, 2023, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment within our Completion Services reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of June 30, 2023, the weighted average discount rate and remaining lease term for the Silvertip One Lease was approximately 6.3% and 5.4 years, respectively. As of June 30, 2023, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 5.4 years, respectively.
In January 2023, we entered into a three year equipment lease (the "Power Equipment Lease") for certain power generation equipment. The Power Equipment Lease has not yet commenced. We currently do not control the assets under the lease and have not taken possession of the assets. Therefore, the Company has not accounted for the right of use and lease obligation in its balance sheet as of June 30, 2023.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the six months ended June 30, 2023, the Company made lease payments of approximately $0.03 million on the Silvertip Three Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of June 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 5.4 years, respectively.
In June 2023, we entered into an office space lease contract for 5.0 years (the "Silvertip Office Lease"), with a commencement date of June 1, 2023. During the six months ended June 30, 2023, the Company made lease payments of approximately $0.01 million on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.5% and 4.9 years, respectively.
As of June 30, 2023, the total operating lease right-of-use asset cost was approximately $7.8 million, and accumulated amortization was approximately $2.1 million. As of December 31, 2022, our total operating lease right-of-use asset cost was approximately $4.6 million, and accumulated amortization was approximately $1.5 million. For the six months ended June 30, 2023 and 2022, we recorded operating lease cost of approximately $0.7 million and $0.3 million, respectively, in our statements of operations.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our operating lease as of June 30, 2023 are as follows:

(in thousands)	Totals
2023	$737
2024	1,232
2025	1,195
2026	1,209
2027	1,225
2028	821
Total undiscounted future lease payments	6,419
Less: amount representing interest	(730)
Present value of future lease payments (lease obligation)	$5,689
The total cash paid for amounts included in the measurement of our operating lease liability during the six months ended June 30, 2023 was approximately $0.7 million. During the six months ended June 30, 2023, we recorded a non-cash lease obligation totaling approximately $3.1 million as a result of our execution of the Real Estate Two Lease, the Silvertip Three Lease and the Silvertip Office Lease and our extension of the Silvertip One Lease. During the six months ended June 30, 2022, total cash paid for amounts included in the measurement of our operating lease liability was approximately $0.3 million. During the six months ended June 30, 2022, we recorded a non-cash lease obligation of approximately $0.6 million as a result of our execution of the Maintenance Facility Lease.
Short-Term Leases
We elected the practical expedient, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense. For the six months ended June 30, 2023 and 2022 our short-term lease expense was approximately $0.5 million and $0.4 million, respectively.
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with our equipment manufacturers to purchase and convert Tier IV DGB equipment, with total cost of approximately $16.4 million for the remainder of 2023. We also entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease. The lease payments are expected to commence when the Company takes possession of the electric hydraulic fracturing fleets. We currently expect to take delivery of most of the electric hydraulic fracturing fleets in the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Leases is approximately $96.4 million, which excludes the cost associated with the option to purchase the equipment at the end of each lease. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024 has a remaining take-or-pay commitment of $29.2 million. During the six months ended June 30, 2023 and 2022, no shortfall fee was recorded.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

As of June 30, 2023, the Company had issued letters of credit of approximately $6.0 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
Legal Matters
In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas. As amended by later complaints, the Logan Lawsuit asserted claims on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020 or purchased the Company's common stock pursuant to the Company's initial public offering in March 2017. Plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule l0b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 against the Company, certain former officers and current and former directors, alleging that the defendants made allegedly inaccurate or misleading statements or omissions about the Company's business, operations and prospects. On August 11, 2022, the Company entered into a settlement of the Logan Lawsuit, pursuant to which the Company's insurers have paid a cash sum into a settlement fund to be distributed to members of the putative class. On May 11, 2023, the settlement was granted final court approval.
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of June 30, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of June 30, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of June 30, 2023, the audit is yet to commence, and as such, the final outcome cannot be reasonably estimated.
Note 14 - Subsequent Event
As part of our real estate consolidation strategy, on July 14, 2023 we entered into an agreement to sell our corporate office building and the associated real property, which were included in our Completion Services segment. We expect to receive estimated cash proceeds of $5.0 million, subject to customary closing requirements. We plan to lease office space in connection with the relocation of our corporate office.

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
Our completion services segment includes hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for the significant portion of our operations, and our hydraulic fracturing operations revenue is approximately 79.0% of our total revenues, while wireline and cementing accounts for our remaining revenues. Our total available hydraulic horsepower ("HHP") in our hydraulic fracturing operations as of June 30, 2023, was 1,270,000 HHP, which was comprised of 390,000 HHP of our Tier IV Dynamic Gas Blending ("DGB") equipment and 880,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB equipment. As such, we entered into conversion and purchase arrangements with our equipment manufacturers for a total 452,500 HHP of Tier IV DGB equipment and as of June 30, 2023, we have received 390,000 HHP of the converted and new Tier IV DGB equipment and expect to receive the remaining 62,500 HHP by the end of 2023. In 2022, we entered into three-year electric fleet leases for a total of four electric hydraulic fracturing fleets with 60,000 HHP per fleet. We currently expect to take delivery of most of the electric hydraulic fracturing fleets in the second half of 2023. We currently have 23 wireline units and 28 cement units.
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash, and concurrently entered into a pressure pumping services agreement (the "Pioneer Services Agreement") with Pioneer.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement") to replace the Pioneer Services Agreement that was entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement, which was effective from January 1, 2022 to December 31, 2022, reduced the number of contracted fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible contracted fleets that were made available to Pioneer at the beginning of every quarter in 2022 through the term of the A&R Pressure Pumping Services Agreement. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, pursuant to which we will provide hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and will terminate on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023.
Effective September 1, 2022, we disposed of our coiled tubing assets to STEP Energy Services Ltd. ("STEP") and shut down our coiled tubing operations. We received cash of approximately $2.8 million and 2.6 million common shares of STEP valued at $11.9 million as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.

On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC ("Silvertip"), which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At June 30, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more integrated and diversified completions-focused oilfield services provider headquartered in the Permian Basin.
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
Through our Completion Services segment, which includes our hydraulic fracturing, cementing and wireline operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. During the three months ended June 30, 2023, our hydraulic fracturing, cementing and wireline operations accounted for 79.0%, 6.3% and 14.7% of our total revenue, respectively. During the six months ended June 30, 2023, our hydraulic fracturing, cementing and wireline operations accounted for 79.0%, 6.3% and 14.7% of our total revenue, respectively. Our equipment has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.
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
The geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the WTI average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. However, in 2023, the WTI average crude oil price declined to approximately $70 per barrel in June 2023 and $75 per barrel for the six months ended in June 30, 2023. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, recent OPEC+ production cuts of approximately 1.16 million barrels per day and concerns of a potential global recession resulting from rising inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 341 at the end of June 2023, according to Baker Hughes. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 3% decrease in the rig count between January and June 2023 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, or further declines in crude oil prices would negatively impact our business, financial condition and results of operations.
Government regulations and investors are encouraging the oil and gas industry, including the upstream and oilfield service companies, to transition to a lower emissions operating environment. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022, and expect to increase to approximately 65% by year end 2023. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
If the rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. If market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, and (iii) other unusual or nonrecurring (income)/expenses such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2023
	Completion Services	All Other	Total
Net income	$39,257	$—	$39,257
Depreciation and amortization	52,889	—	52,889
Interest expense	1,180	—	1,180
Income tax expense	12,118	—	12,118
Loss on disposal of assets	3,065	—	3,065
Stock-based compensation	3,758	—	3,758
Other income (1)	(72)	—	(72)
Other general and administrative expense, (net) (2)	263	—	263
Retention bonus and severance expense	355	—	355
Adjusted EBITDA	$112,813	$—	$112,813

	Three Months Ended June 30, 2022
	Completion Services	All Other	Total
Net loss	$(32,119)	$(741)	$(32,860)
Depreciation and amortization	40,131	838	40,969
Impairment expense	57,454	—	57,454
Interest expense	669	—	669
Income tax benefit	(8,069)	—	(8,069)
Loss on disposal of assets	12,970	8	12,978
Stock-based compensation	3,458	—	3,458
Other income	(6)	—	(6)
Other general and administrative expense, (net) (2)	1,345	—	1,345
Severance expense	9	—	9
Adjusted EBITDA	$75,842	$105	$75,947

	Six Months Ended June 30, 2023
	Completion Services	All Other	Total
Net income	$67,990	$—	$67,990
Depreciation and amortization	103,687	—	103,687
Interest expense	1,847	—	1,847
Income tax expense	20,474	—	20,474
Loss on disposal of assets	25,145	—	25,145
Stock-based compensation	7,294	—	7,294
Other expense (1)	3,632	—	3,632
Other general and administrative expense, (net) (2)	1,209	—	1,209
Severance expense	700	—	700
Adjusted EBITDA	$231,978	$—	$231,978

	Six Months Ended June 30, 2022
	Completion Services	All Other	Total
Net loss	$(20,036)	$(1,007)	$(21,043)
Depreciation and amortization	77,293	1,680	78,973
Impairment expense	57,454	—	57,454
Interest expense	803	—	803
Income tax benefit	(3,932)	—	(3,932)
Loss (gain) on disposal of assets	22,954	(7)	22,947
Stock-based compensation	14,822	—	14,822
Other income (3)	(10,364)	—	(10,364)
Other general and administrative expense, (net) (2)	2,791	—	2,791
Severance expense	$29	$—	$29
Adjusted EBITDA	$141,814	$666	$142,480
(1)Includes unrealized loss on short-term investment of $0.1 million and $3.9 million for the three and six months ended June 30, 2023, respectively.
(2)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and six months ended June 30, 2023, we received reimbursement of approximately $0 and $0.3 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and six months ended June 30, 2022, we received reimbursement of approximately $2.4 million and $3.5 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. See "Note 13 - Commitments and Contingencies—Contingent Liabilities—Legal Matters" for further information.
(3)Includes $10.7 million of net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax of the period July 1, 2015 through December 31, 2018.

Results of Operations
In 2023, we conducted our business through three operating segments: hydraulic fracturing, cementing and wireline. For reporting purposes, the hydraulic fracturing, cementing and wireline operating segments are aggregated into one reportable segment—Completion Services. We disposed of our coiled tubing assets and shut down our coiled tubing operations effective September 1, 2022. The results of our coiled tubing operations prior to September 1, 2022 are reflected in the "All Other" category.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip, which provides wireline perforation and ancillary services (wireline operating segment) solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At June 30, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more integrated and diversified completions-focused oilfield services provider headquartered in the Permian Basin. The Company's 2023 results include the impact of Silvertip's operations for the entire period which was not included in our 2022 results herein because we acquired Silvertip in November 2022. Accordingly, the full impact of the results of Silvertip may affect the comparability of our 2023 results when compared to prior period. See "Note 7 — Reportable Segment Information" in the notes to our financial statements included in this Form 10-Q for our revenue contribution for wireline operations and other operating segments.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2023	2022	$	%
Revenue	$435,249	$315,083	$120,166	38.1%
Less (Add):
Cost of services (1)	297,791	218,813	78,978	36.1%
General and administrative expense (2)	29,021	25,135	3,886	15.5%
Depreciation and amortization	52,889	40,969	11,920	29.1%
Impairment expense	—	57,454	(57,454)	(100.0)%
Loss on disposal of assets	3,065	12,978	(9,913)	(76.4)%
Interest expense	1,180	669	511	76.4%
Other income	(72)	(6)	66	1,100.0%
Income tax expense (benefit)	12,118	(8,069)	20,187	250.2%
Net income (loss)	$39,257	$(32,860)	$72,117	219.5%

Adjusted EBITDA (3)	$112,813	$75,947	$36,866	48.5%
Adjusted EBITDA Margin (3)	25.9%	24.1%	1.8%	7.5%

Completion Services segment results of operations:
Revenue	$435,249	$309,445	$125,804	40.7%
Cost of services	$297,791	$213,622	$84,169	39.4%
Adjusted EBITDA (3)	$112,813	$75,842	$36,971	48.7%
Adjusted EBITDA Margin (4)	25.9%	24.5%	1.4%	5.7%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation fees of $0 and $6.8 million for the three months ended June 30, 2023 and 2022, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenue for the Completion Services segment.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenues.    Revenues increased 38.1%, or $120.2 million, to $435.2 million during the three months ended June 30, 2023, as compared to $315.1 million during the three months ended June 30, 2022. Our Completion Services segment revenues increased 40.7%, or $125.8 million, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services and consumables (sand and chemical), improved pricing and the addition of wireline operations. The addition of wireline operations contributed $63.8 million of the increase in total revenues. As a result of our customers' increased activity levels, our effectively utilized hydraulic fracturing fleet count rose to approximately 16 active fleets during the three months ended June 30, 2023, from approximately 15 active fleets for the three months ended June 30, 2022. The effective utilized fleet count is determined by dividing the total number of days a fleet was actively working at the wellsite during the month by a total of 25 days (predetermined number of expected active work days in the month). Our revenue for the three months ended June 30, 2023 and 2022, included reservation fees charged to a customer of approximately $0 and $6.8 million, respectively.
Revenues from services other than Completion Services decreased 100.0%, or $5.6 million, to $0 for the three months ended June 30, 2023, as compared to $5.6 million for the three months ended June 30, 2022. The decrease in revenue from services other than Completion Services was due to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 36.1%, or $79.0 million, to $297.8 million for the three months ended June 30, 2023, as compared to $218.8 million during the three months ended June 30, 2022. Cost of services in our Completion Services segment increased $84.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services as compared to 2022, increase in consumables, the addition of wireline operations and the impact of general cost inflation. The addition of wireline operations contributed to $42.1 million of the increase in total cost of services. As a percentage of Completion Services segment revenues (including reservation fees), Completion Services cost of services was 68.4% for the three months ended June 30, 2023, as compared to 69.0% for the three months ended June 30, 2022. Excluding reservation fees revenue of $0 and $6.8 million recorded during the three months ended June 30, 2023 and 2022, respectively, our Completion Services cost of services as a percentage of Completion Services revenues decreased to 68.4% during the three months ended June 30, 2023, as compared to 70.6% for the three months ended June 30, 2022. The decrease in the percentages was primarily a result of increased operational efficiencies and activity levels and improved customer pricing, partially offset by costs of $11.2 million associated with the replacement of fluid ends during the three months ended June 30, 2023. Fluid ends were capitalized and depreciated in 2022. Effective January 1, 2023, the Company commenced expensing fluid ends as part of cost of services rather than capitalizing fluid ends as part of property and equipment as a result of the change in estimated useful life.
General and Administrative Expenses.   General and administrative expenses increased 15.5%, or $3.9 million, to $29.0 million for the three months ended June 30, 2023, as compared to $25.1 million for the three months ended June 30, 2022. The net increase was primarily attributable to (i) a $1.7 million increase in payroll and related expenses, (ii) a $1.2 million increase in consulting fees, and (iii) a $2.1 million increase in other general and administrative expenses, and partially offset by a $1.1 million decrease in legal settlements.
Excluding nonrecurring and non-cash items (stock-based compensation, insurance reimbursements, legal settlements, nonrecurring transaction expenses, retention bonuses and severance expenses), general and administrative expenses were $24.6 million during the three months ended June 30, 2023, as compared to $20.3 million during the three months ended June 30, 2022.
Depreciation and Amortization.    Depreciation and amortization increased 29.1%, or $11.9 million, to $52.9 million for the three months ended June 30, 2023, as compared to $41.0 million for the three months ended June 30, 2022. The increase was primarily attributable to (i) assets placed into service since June 30, 2022, (ii) shortening of useful lives of power ends and hydraulic fracturing units effective January 1, 2023 and (iii) the addition of wireline assets which included $3.2 million of depreciation and $1.4 million of amortization of intangible assets.
Impairment Expense.    There was no impairment expense during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recorded a loss of $57.5 million in connection with the impairment of our DuraStim® electric powered hydraulic fracturing equipment.

Loss on Disposal of Assets.    Loss on the disposal of assets decreased 76.4%, or $9.9 million, to $3.1 million for the three months ended June 30, 2023, as compared to $13.0 million for the three months ended June 30, 2022. The decrease was primarily attributable to the Company expensing costs associated with replacement of fluid ends as part of cost of services resulting from the change in estimated useful life effective January 1, 2023.
Interest Expense.    Interest expense increased to $1.2 million for the three months ended June 30, 2023, as compared to $0.7 million for the three months ended June 30, 2022. The increase was primarily attributable to outstanding borrowings under our ABL Credit Facility during the three months ended June 30, 2023, compared to no outstanding borrowings during the three months ended June 30, 2022.
Income Taxes.    Total income tax expense was $12.1 million resulting in an effective tax rate of 23.6% for the three months ended June 30, 2023, as compared to income tax benefit of $8.1 million or an effective tax rate of 19.7% for the three months ended June 30, 2022. The change in income tax expense (benefit) recorded during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is primarily attributable to the difference in the estimated pre-tax income (loss) for 2023, as compared to 2022.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2023	2022	$	%
Revenue	$858,819	$597,763	$261,056	43.7%
Less (Add):
Cost of services (1)	578,277	416,083	162,194	39.0%
General and administrative expense (2)	57,767	56,842	925	1.6%
Depreciation and amortization	103,687	78,973	24,714	31.3%
Impairment expense	—	57,454	(57,454)	(100.0)%
Loss on disposal of assets	25,145	22,947	2,198	9.6%
Interest expense	1,847	803	1,044	130.0%
Other expense (income)	3,632	(10,364)	13,996	135.0%
Income tax expense (benefit)	20,474	(3,932)	24,406	620.7%
Net income (loss)	$67,990	$(21,043)	$89,033	423.1%

Adjusted EBITDA (3)	$231,978	$142,480	$89,498	62.8%
Adjusted EBITDA Margin (3)	27.0%	23.8%	3.2%	13.4%

Completion Services segment results of operations:
Revenue	$858,819	$586,557	$272,262	46.4%
Cost of services	$578,277	$406,255	$172,022	42.3%
Adjusted EBITDA (3)	$231,978	$141,814	$90,164	63.6%
Adjusted EBITDA Margin (4)	27.0%	24.2%	2.8%	11.6%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation fees of $0 and $13.5 million for the six months ended June 30, 2023 and 2022, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenue for the Completion Services segment.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues.    Revenues increased 43.7%, or $261.1 million, to $858.8 million during the six months ended June 30, 2023, as compared to $597.8 million during the six months ended June 30, 2022. Our Completion Services segment revenues increased 46.4%, or $272.3 million, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, improved pricing and the addition of wireline operations. The addition of wireline operations contributed $126.4 million of the increase in total revenues. As a result of our customers' increased activity levels, our effectively utilized hydraulic fracturing fleet count rose to approximately 16 active fleets during the six months ended June 30, 2023, from approximately 14 active fleets for the six months ended June 30, 2022. Our revenue for the six months ended June 30, 2023 and 2022, included reservation fees charged to a customer of approximately $0 and $13.5 million, respectively.
Revenues from services other than Completion Services decreased 100.0%, or $11.2 million, to $0 for the six months ended June 30, 2023, as compared to $11.2 million for the six months ended June 30, 2022. The decrease in revenue from services other than Completion Services was due to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 39.0%, or $162.2 million, to $578.3 million for the six months ended June 30, 2023, as compared to $416.1 million during the six months ended June 30, 2022. Cost of services in our Completion Services segment increased $172.0 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. These increases were primarily attributable to increased activity levels resulting from the increased demand for our services as compared to 2022, the addition of wireline operations and the impact of general cost inflation. The addition of wireline operations resulted in $83.1 million increase in our cost of services. As a percentage of Completion Services segment revenues (including reservation fees), Completion Services cost of services was 67.3% for the six months ended June 30, 2023, as compared to 69.3% for the six months ended June 30, 2022. Excluding reservation fees revenue of $0 and $13.5 million recorded during the six months ended June 30, 2023 and 2022, respectively, our Completion Services cost of services as a percentage of Completion Services revenues decreased to 67.3% during the six months ended June 30, 2023, as compared to 70.9% for the six months ended June 30, 2022. The decrease in the percentages was primarily a result of increased operational efficiencies, operating scale from higher utilization and improved customer pricing, partially offset by costs of $17.4 million associated with the replacement of fluid ends during the six months ended June 30, 2023. Fluid ends were capitalized and depreciated in 2022. Effective January 1, 2023, the Company commenced expensing fluid ends as part of cost of services rather than capitalizing fluid ends as part of property and equipment as a result of the change in estimated useful life.
General and Administrative Expenses.   General and administrative expenses increased 1.6%, or $0.9 million, to $57.8 million for the six months ended June 30, 2023, as compared to $56.8 million for the six months ended June 30, 2022. The net increase was primarily attributable to (i) a $3.9 million increase in payroll and related expenses, (ii) a $1.3 million increase in consulting fees, (iii) a $2.4 million increase in travel, advertising expenses, and other office utilities, and (iv) a $3.3 million increase in other general and administrative expenses, and partially offset by (i) a $7.5 million decrease in stock-based compensation expense driven by the acceleration of stock awards during the six months ended June 30, 2022 upon resignation of a former executive; and (ii) a $2.5 million decrease in legal settlements.
Excluding nonrecurring and non-cash items (stock-based compensation, insurance reimbursements, legal settlements, transaction expenses, retention bonuses and severance expenses), general and administrative expenses were $48.6 million during the six months ended June 30, 2023, as compared to $39.1 million during the six months ended June 30, 2022.
Depreciation and Amortization.    Depreciation and amortization increased 31.3%, or $$24.7 million, to $103.7 million for the six months ended June 30, 2023, as compared to $79.0 million for the six months ended June 30, 2022. The increase was primarily attributable to (i) assets placed into service since June 30, 2022, (ii) reduction of the estimated useful life of certain equipment in 2023, and (iii) the addition of wireline assets which included $6.1 million of depreciation and $2.9 million of amortization of intangible assets.
Impairment Expense.    There was no impairment expense during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recorded a loss of $57.5 million in connection with the impairment of our DuraStim® electric powered hydraulic fracturing equipment.

Loss on Disposal of Assets.    Loss on the disposal of assets increased 9.6%, or $2.2 million, to $25.1 million for the six months ended June 30, 2023, as compared to $22.9 million for the six months ended June 30, 2022. The increase was primarily attributable to losses incurred from the decommissioning/conversion of certain hydraulic fracturing equipment and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023, partially offset by the Company expensing costs associated with replacement of fluid ends as part of cost of services resulting from the change in estimated useful life effective January 1, 2023.
Interest Expense.    Interest expense increased to $1.8 million for the six months ended June 30, 2023, as compared to $0.8 million for the six months ended June 30, 2022. The increase was primarily attributable to outstanding borrowings under our ABL Credit Facility during the six months ended June 30, 2023, compared to no outstanding borrowings during the six months ended June 30, 2022.
Other Expense (Income).    Other expense was approximately $3.6 million for the six months ended June 30, 2023, as compared to other income of $10.4 million for the six months ended June 30, 2022. Other expense during the six months ended June 30, 2023 is primarily comprised of a $3.9 million unrealized loss on short-term investment. Other income during the six months ended June 30, 2022 was primarily comprised of a $10.7 million net tax refund of sales, excise and use taxes.
Income Taxes.    Total income tax expense was $20.5 million resulting in an effective tax rate of 23.1% for the six months ended June 30, 2023, as compared to income tax benefit of $3.9 million or an effective tax rate of 15.7% for the six months ended June 30, 2022. The change in income tax expense (benefit) recorded during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, is primarily attributable to the difference in the estimated pre-tax income (loss) for 2023, as compared to 2022.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). Our cash is primarily used to fund our operations, support growth opportunities, fund our share repurchases under our share repurchase program and satisfy future debt payments. Our restricted cash, which was received from a customer, will be used solely for the construction or operation of certain electric hydraulic fracturing equipment. Our Borrowing Base (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves. Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of June 30, 2023 was $20.3 million, which includes restricted cash of $12.2 million.
As of June 30, 2023, our borrowings under our ABL Credit Facility were $60.0 million and our total liquidity was approximately $169.6 million, consisting of cash, cash equivalents and restricted cash of $62.1 million and $107.5 million of availability under our ABL Credit Facility.
In July 2023, the Company repaid $15.0 million of outstanding borrowings under the ABL Credit Facility. As of July 31, 2023, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $175.2 million, consisting of cash, cash equivalents and restricted cash of $62.9 million and $112.3 million of availability under our ABL Credit Facility.

On May 17, 2023, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2024. During the three months ended June 30, 2023, the Company repurchased and retired 2.3 million shares of common stock for an aggregate of $17.5 million, an average price per share of $7.63 including commissions, under the repurchase program. As of June 30, 2023, $82.5 million remained authorized for future repurchases of common stock under the repurchase program.
As part of our real estate consolidation strategy, on July 14, 2023 we entered into an agreement to sell our corporate office building and the associated real property, which were included in our Completion Services segment. We expect to receive estimated cash proceeds of $5.0 million, subject to customary closing requirements. We plan to lease office space in connection with the relocation of our corporate office.
There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and to continue with our share repurchases under our share repurchase program. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business or meet our future long-term liquidity requirements.
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $115.2 million during the three months ended June 30, 2023, as compared to $89.1 million during the three months ended June 30, 2022. The significant portion of our total capital expenditures incurred were maintenance capital expenditures and conversion of our hydraulic fracturing equipment to lower emissions equipment.
Our future material use of cash will be to fund our capital expenditures. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2023 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert or rebuild some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
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

We entered into contractual arrangements with our equipment manufacturers to purchase and convert Tier IV DGB equipment, with a total cost of approximately $16.4 million for the remainder of 2023. We entered into a sand purchase agreement with a supplier that will expire on December 31, 2024 with a remaining take-or-pay commitment of approximately $29.2 million. We also entered into three-year equipment leases (the "Electric Fleet Leases") for a total of four electric hydraulic fracturing fleets with capacity of 60,000 HHP per fleet, which contains options to extend the lease or purchase the equipment at the end of the lease. The lease payments will commence when we take possession of the electric hydraulic fracturing fleets. We currently expect to take delivery of most of the electric hydraulic fracturing fleets in the second half of 2023. The total estimated contractual commitment in connection with the Electric Fleet Leases is approximately $96.4 million, which excludes the cost associated with the option to purchase the equipment at the end of each lease. We also entered into a three year ("Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $59.6 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2023.
Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022

Net cash provided by operating activities	$187,014	$103,308
Net cash used in investing activities	$(221,731)	$(141,568)
Net cash provided by (used in) financing activities	$7,968	$(3,869)
Cash Flows From Operating Activities
Net cash provided by operating activities was $187.0 million for the six months ended June 30, 2023, compared to $103.3 million for the six months ended June 30, 2022. The net increase of approximately $83.7 million was primarily due to the improvement in our net income, resulting from the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, increased operational efficiencies and reduction in operational downtime. The increase in cash provided by operating activities was also impacted by timing of our receivable collections from our customers and payments to our vendors, partially offset by an increase in inventories.
Cash Flows From Investing Activities
Net cash used in investing activities increased to $221.7 million for the six months ended June 30, 2023, from $141.6 million for the six months ended June 30, 2022. The increase was primarily attributable to maintenance capital expenditures and our investment in lower emissions Tier IV DGB equipment (conversion of Tier II equipment to Tier IV DGB equipment and new Tier IV DGB equipment). During the six months ended June 30, 2023, we have paid approximately $60.5 million in connection with our Tier IV DGB and electric equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2023, compared to net cash used of $3.9 million for the six months ended June 30, 2022. The net increase in cash flows from financing activities during the six months ended June 30, 2023, was primarily driven by borrowings of $30.0 million under our ABL Credit Facility (as defined below), partially offset by share repurchases of $17.5 million during the six months ended June 30, 2023 and an increase in debt issuance costs paid compared to the six months ended June 30, 2022.

Credit Facility and Other Financing Arrangements
Our revolving credit facility, as amended and restated in April 2022, prior to giving effect to the amendment to the revolving credit facility in June 2023, had a total borrowing capacity of $150.0 million. The revolving credit facility had a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves. The revolving credit facility included a springing fixed charge coverage ratio to apply when excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $10.0 million. Under the revolving credit facility we were required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities.
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility the revolving credit facility (as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base) less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of June 30, 2023, was approximately $173.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2023.
Critical Accounting Policies and Estimates
Other than the change in accounting estimate discussed in Note 1 of our Condensed Consolidated Financial Statements (Unaudited), there have been no material changes during the six months ended June 30, 2023 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 13 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
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
There can be no assurance that our recently announced share repurchase program will be fully consummated or that such program will enhance the long-term value of our share price.
On May 17, 2023, the Company's Board approved a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock through and including May 31, 2024. There is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that the repurchase program will be fully consummated or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to the Company from our share repurchase program. For example, the Biden administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.
ITEM 2. Unregistered Sales or Purchases of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
May 17, 2023 to May 31, 2023	609,703	$7.37	609,703	$95,506,752
June 1, 2023 to June 30, 2023	1,678,996	$7.73	1,678,996	$82,529,600
Total	2,288,699	$7.63	2,288,699	$82,529,600
(1)On May 17, 2023, the Board authorized and the Company announced a share purchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws.
(2)The average price paid per share includes commissions.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 2, 2023, by and among ProPetro Holding Corp., and ProPetro Services, Inc., the Incremental Lenders and each existing Lender party thereto as a Consenting Lender and Barclays Bank PLC, as Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 2, 2023).

10.2#	Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 11, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Date:	August 3, 2023	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Elo Omavuezi
Elo Omavuezi
Chief Accounting Officer
(Principal Accounting Officer)