Form 10-Q
period 2023-09-30
ProPetro Holding Corp.
filed 2023-11-02
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
303 W. Wall Street, Suite 102
Midland, Texas 79701
(Address of principal executive offices)
(432) 688-0012
(Registrant’s telephone number, including area code)
Former address: 1706 South Midkiff, Midland, Texas 79701
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 30, 2023, was 110,237,703.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical facts, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including increasing interest rates, the rate of inflation and a potential economic recession;
•central bank policy actions, bank failures and associated liquidity risks and other factors;
•the severity and duration of any world events and armed conflict, including the Russia-Ukraine war, conflicts in the Israel-Gaza region and associated repercussions to supply and demand for oil and gas and the economy generally;
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
•the price and availability of debt and equity financing (including increasing interest rates) for us and our customers;
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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV DGB dual-fuel and FORCESM electric-powered hydraulic fracturing equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$54,330	$88,862
Accounts receivable - net of allowance for credit losses of $202 and $419, respectively	260,757	215,925
Inventories	15,887	5,034
Prepaid expenses	8,753	8,643
Short-term investment, net	8,163	10,283
Other current assets	2,109	38
Total current assets	349,999	328,785
PROPERTY AND EQUIPMENT - net of accumulated depreciation	991,593	922,735
OPERATING LEASE RIGHT-OF-USE ASSETS	26,447	3,147
FINANCE LEASE RIGHT-OF-USE ASSETS	26,268	—
OTHER NONCURRENT ASSETS:
Goodwill	23,624	23,624
Intangible assets - net of amortization	52,047	56,345
Other noncurrent assets	2,244	1,150
Total other noncurrent assets	77,915	81,119
TOTAL ASSETS	$1,472,222	$1,335,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$194,569	$234,299
Accrued and other current liabilities	65,305	49,027
Operating lease liabilities	5,449	854
Finance lease liabilities	8,498	—
Total current liabilities	273,821	284,180
DEFERRED INCOME TAXES	94,018	65,265
LONG-TERM DEBT	45,000	30,000
NONCURRENT OPERATING LEASE LIABILITIES	14,199	2,308
NONCURRENT FINANCE LEASE LIABILITIES	17,857	—
Total liabilities	444,895	381,753
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,091,503 and 114,515,008 shares issued, respectively	111	114
Additional paid-in capital	941,073	970,519
Retained earnings (accumulated deficit)	86,143	(16,600)
Total shareholders’ equity	1,027,327	954,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,472,222	$1,335,786
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE - Service revenue	$423,804	$333,014	$1,282,623	$930,776
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	292,490	224,118	870,767	640,202
General and administrative expenses (inclusive of stock-based compensation)	28,597	28,190	86,364	85,031
Depreciation and amortization	53,769	41,600	157,456	120,573
Impairment expense	—	—	—	57,454
Loss on disposal of assets	4,265	25,453	29,410	48,401
Total costs and expenses	379,121	319,361	1,143,997	951,661
OPERATING INCOME (LOSS)	44,683	13,653	138,626	(20,885)
OTHER INCOME (EXPENSE):
Interest expense	(1,169)	(237)	(3,016)	(1,040)
Other income (expense)	1,883	(616)	(1,749)	9,749
Total other income (expense)	714	(853)	(4,765)	8,709
INCOME (LOSS) BEFORE INCOME TAXES	45,397	12,800	133,861	(12,176)
INCOME TAX (EXPENSE) BENEFIT	(10,644)	(2,768)	(31,118)	1,164
NET INCOME (LOSS)	$34,753	$10,032	$102,743	$(11,012)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.31	$0.10	$0.90	$(0.11)
Diluted	$0.31	$0.10	$0.90	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,286	104,372	113,960	104,100
Diluted	112,698	105,070	114,294	104,100

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2023	114,515	$114	$970,519	$(16,600)	$954,033
Stock-based compensation cost	—	—	3,536	—	3,536
Issuance of equity awards, net	656	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,379)	—	(3,379)
Net income	—	—	—	28,733	28,733
BALANCE - March 31, 2023	115,171	$115	$970,675	$12,133	$982,923
Stock-based compensation cost	—	—	3,758	—	3,758
Issuance of equity awards, net	76	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(4)	—	(4)
Share repurchases	(2,289)	(2)	(17,468)	—	(17,470)
Excise tax on share repurchases	—	—	(105)	—	(105)
Net income	—	—	—	39,257	39,257
BALANCE - June 30, 2023	112,958	$113	$956,856	$51,390	$1,008,359
Stock-based compensation cost	—	—	3,310	—	3,310
Issuance of equity awards, net	25	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(123)	—	(123)
Share repurchases	(1,892)	(2)	(18,785)	—	(18,787)
Excise tax on share repurchases	—	—	(185)	—	(185)
Net income	—	—	—	34,753	34,753
BALANCE - September 30, 2023	111,091	$111	$941,073	$86,143	$1,027,327
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2022	103,437	$103	$844,829	$(18,630)	$826,302
Stock-based compensation cost	—	—	11,364	—	11,364
Issuance of equity awards, net	562	1	419	—	420
Tax withholdings paid for net settlement of equity awards	—	—	(2,691)	—	(2,691)
Net income	—	—	—	11,817	11,817
BALANCE - March 31, 2022	103,999	$104	$853,921	$(6,813)	$847,212
Stock-based compensation cost	—	—	3,458	—	3,458
Issuance of equity awards, net	309	—	321	—	321
Tax withholdings paid for net settlement of equity awards	—	—	(1,095)	—	(1,095)
Net loss	—	—	—	(32,860)	(32,860)
BALANCE - June 30, 2022	104,308	$104	$856,605	$(39,673)	$817,036
Stock-based compensation cost	—	—	3,306	—	3,306
Issuance of equity awards, net	118	—	222	—	222
Tax withholdings paid for net settlement of equity awards	—	—	(58)	—	(58)
Net income	—	—	—	10,032	10,032
BALANCE - September 30, 2022	104,426	$104	$860,075	$(29,641)	$830,538

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$102,743	$(11,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,456	120,573
Impairment expense	—	57,454
Deferred income tax expense	28,753	(1,926)
Amortization of deferred debt issuance costs	250	720
Stock-based compensation	10,604	18,128
Loss on disposal of assets	29,410	48,401
Unrealized loss on short-term investment	2,120	3,349
Non cash income from settlement with equipment manufacturer	—	(2,668)
Changes in operating assets and liabilities:
Accounts receivable	(44,832)	(82,374)
Other current assets	(2,584)	(29,647)
Inventories	(4,520)	6
Prepaid expenses	(275)	2,847
Accounts payable	9,584	7,117
Accrued and other current liabilities	16,004	43,983
Accrued interest	358	—
Net cash provided by operating activities	305,071	174,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(320,747)	(247,164)
Proceeds from sale of assets	7,976	7,207
Net cash used in investing activities	(312,771)	(239,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,000	—
Repayments of borrowings	(15,000)	—
Payments on finance lease obligations	(889)	—
Payment of debt issuance costs	(1,179)	(824)
Proceeds from exercise of equity awards	—	963
Tax withholdings paid for net settlement of equity awards	(3,506)	(3,843)
Share repurchases	(36,258)	—
Net cash used in financing activities	(26,832)	(3,704)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,532)	(68,710)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	88,862	111,918
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$54,330	$43,208

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$33,189	$65,587
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2023	2022
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$54,330	$43,208
Restricted cash	—	—
Total cash, cash equivalents and restricted cash — End of period	$54,330	$43,208

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
Revenue Recognition
The Company’s services are sold based upon contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of the principal activities, aggregated into one reportable segment—"Completion Services," from which the Company generates its revenue and an "All Other" category.
Completion Services — Completion Services consists of downhole pumping services, which include hydraulic fracturing, cementing and wireline operations.
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
Restricted Cash and Customer Cash Advances
Our restricted cash relates to cash advances received from a customer in connection with our contract with the customer to provide FORCESM electric-powered hydraulic fracturing equipment and services. The restricted cash will be used to pay for contractually agreed upon expenditures. The cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. Our restricted cash balances as of September 30, 2023 and December 31, 2022, were $0 and $10.0 million, respectively.
The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $20.5 million and $10.0 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, we recognized revenue of $4.2 million from the cash advance amount outstanding at the beginning of the period.
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At September 30, 2023 and December 31, 2022, accrued revenue (unbilled receivable) included as part of our accounts receivable was $78.6 million and $51.9 million, respectively. At September 30, 2023, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $40.9 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of September 30, 2023, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the nine months ended September 30, 2023:

(in thousands)

Balance - January 1, 2023	$419
Provision for credit losses during the period	—
Write-off during the period	(217)
Balance - September 30, 2023	$202
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation (Continued)
Change in Accounting Estimates
Current trends in hydraulic fracturing equipment operating conditions such as larger pads, changes to job design and increased pumping hours per day have resulted in shorter useful lives for certain critical components that are included in our property and equipment assets. These recent trends necessitated a review of useful lives of our critical components like fluid ends, power ends, hydraulic fracturing units and other components in the first quarter of 2023. We determined that the estimated useful life of fluid ends is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead recorded in inventories and amortized to cost of services over their estimated useful life. We have also shortened the estimated useful lives of power ends to two years from five years and hydraulic fracturing units to ten years from fifteen years. This change in accounting estimates was made effective January 1, 2023 and accounted for prospectively. The net effect of this change for the three and nine months ended September 30, 2023 was a $2.8 million and $10.0 million decrease in net income, or $0.02 and $0.09 per basic and diluted share, respectively.
Additionally, in connection with the review of our power ends estimated useful life, effective January 1, 2023, we are accelerating the depreciation of the remaining book value of power ends that prematurely fail. In 2022, we wrote off the remaining book value of prematurely failed and disposed of power ends to loss on disposal of assets. The amounts included in depreciation in connection with premature failure of power ends during the three and nine months ended September 30, 2023 were $8.4 million and $32.7 million, respectively. Furthermore, to conform to current period presentation, we have reclassified the amounts relating to premature failure of power ends previously included in loss on disposal of assets to depreciation expense for prior periods. The amounts reclassified were $11.2 million and $26.8 million, which relate to the three and nine months ended September 30, 2022, respectively.
Depreciation and Amortization
Depreciation and amortization comprised of the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization related to cost of services	$52,298	$41,479	$152,962	$120,274
Depreciation and amortization related to general and administrative expenses	1,471	121	4,494	299
Total depreciation and amortization	$53,769	$41,600	$157,456	$120,573
Share Repurchases
All shares of common stock repurchased through the Company's share repurchase program are retired upon repurchase. The Company accounts for the purchase price of repurchased common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings.
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
(2)Definite-lived intangible assets with amortization period of 10 years.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of September 30, 2023 and December 31, 2022 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2023:
Short-term investment	$8,163	$8,163	$—	$—	$(2,120)
December 31, 2022:
Short-term investment	$10,283	$10,283	$—	$—	$(1,570)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of September 30, 2023, the fair value of the short-term investment was estimated at $8.2 million. The fluctuation in stock price resulted in an unrealized gain of $1.8 million for the three months ended September 30, 2023 and an unrealized loss of $2.1 million for the nine months ended September 30, 2023. Included in the unrealized gain for the three months ended September 30, 2023 and the unrealized loss for the nine months ended September 30, 2023 was a loss of $0.2 million and $0.1 million resulting from non-cash foreign currency translation during the three and nine months ended September 30, 2023, respectively. The unrealized loss resulting from stock price fluctuation and the unrealized gain resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.

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
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the nine months ended September 30, 2023. We recorded impairment expense of approximately $57.5 million during the nine months ended September 30, 2022.
As of September 30, 2023 and December 31, 2022, our goodwill carrying value was $23.6 million and $23.6 million, respectively. There were no additions to goodwill during the three and nine months ended September 30, 2023 and 2022. The wireline operating segment is the only segment with goodwill at September 30, 2023 and December 31, 2022. There were no goodwill impairment losses during the three and nine months ended September 30, 2023 and 2022. We conducted our annual impairment test of goodwill in accordance with ASC 850, Intangibles—Goodwill and Other, as of December 31, 2022 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense included in net income for the three and nine months ended September 30, 2023 was $1.4 million and $4.2 million, respectively. There was no amortization expense during the three and nine months ended September 30, 2022. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	September 30, 2023	December 31, 2022
Intangible assets acquired:
Trademark/trade name	$10,800	$10,800
Customer relationships	46,500	46,500
Total intangible assets acquired	57,300	57,300

Accumulated amortization:
Trademark/trade name	(990)	(180)
Customer relationships	(4,263)	(775)
Total accumulated amortization	(5,253)	(955)

Intangible assets — net	$52,047	$56,345

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Intangible Assets (Continued)
The average amortization period for our remaining intangible assets is approximately 9.1 years. Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2023	$1,432
2024	5,730
2025	5,730
2026	5,730
2027 and beyond	33,425
Total	$52,047
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
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base) less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of September 30, 2023, was approximately $176.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the nine months ended September 30, 2023, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 6.51%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $30.0 million, respectively.

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
On September 1, 2022, the Company shut down its coiled tubing operations and disposed of its coiled tubing assets to STEP as part of a strategic repositioning, and recorded a loss on disposal of $13.8 million. The divestiture of our coiled tubing assets did not qualify for presentation and disclosure as discontinued operations, and accordingly, we have recorded the resulting loss from the disposal as part of our loss on disposal of assets in our condensed consolidated statement of operations. Following the divestiture of our coiled tubing operations, which were historically included in the "All Other" category, and the Silvertip Acquisition, which resulted in our new wireline operations in 2022, we have three operating segments. All three remaining operating segments are now aggregated into Completion Services, which is our only reportable segment.
In accordance with ASC 280—Segment Reporting, the Company has one reportable segment (Completion Services) comprised of the hydraulic fracturing, cementing and wireline operating segments. The Silvertip Acquisition which resulted in the addition of a new wireline operating segment, and the disposal of our coiled tubing operations (previously included in the "All Other" category), collectively resulted in a change to the structure and composition of our reportable segment and "All Other" category. Our previous Pressure Pumping reportable segment is now renamed "Completion Services" because of the inclusion of the new wireline completion services. In addition, we have reclassified all our corporate overhead costs (inclusive of income taxes and interest expense) previously included in the "All Other" category to the Completion Services reportable segment. As a result of the change in the structure and composition of our reportable segment, we have reclassified the presentation of our segment disclosure for the three and nine months ended September 30, 2022 to include corporate costs in our Completion Services reportable segment to make this period comparable to the three and nine months ended September 30, 2023. Total corporate administrative expense for the three and nine months ended September 30, 2023 was $25.4 million and $77.7 million, respectively. Total corporate administrative expense for the three and nine months ended September 30, 2022 was $20.4 million and $45.4 million, respectively.
A breakout of our Completion Services revenue by operating segment for the three and nine months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hydraulic fracturing revenue	80.2%	91.7%	79.4%	92.7%
Cementing revenue	7.3%	8.3%	6.6%	7.3%
Wireline revenue	12.5%	—%	14.0%	—%
Total Completion Services revenue	100.0%	100.0%	100.0%	100.0%
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from segment level financial information to the consolidated statements of operations is provided in the table below; inter-segment revenues are not material and not shown separately (in thousands):

	Three Months Ended September 30, 2023
	Completion Services	All Other	Total
Service revenue	$423,804	$—	$423,804
Adjusted EBITDA	$107,714	$—	$107,714
Depreciation and amortization	$53,769	$—	$53,769
Capital expenditures	$59,081	$—	$59,081
Goodwill at September 30, 2023	$23,624	$—	$23,624
Total assets September 30, 2023	$1,472,222	$—	$1,472,222

	Three Months Ended September 30, 2022
	Completion Services	All Other	Total
Service revenue	$330,780	$2,234	$333,014
Adjusted EBITDA	$92,009	$(2,009)	$90,000
Depreciation and amortization	$41,039	$561	$41,600
Capital expenditures	$112,865	$2,258	$115,123
Total assets December 31, 2022	$1,335,501	$285	$1,335,786

	Nine Months Ended September 30, 2023
	Completion Services	All Other	Total
Service revenue	$1,282,623	$—	$1,282,623
Adjusted EBITDA	$339,692	$—	$339,692
Depreciation and amortization	$157,456	$—	$157,456
Capital expenditures	$271,484	$—	$271,484
Goodwill at September 30, 2023	$23,624	$—	$23,624
Total assets September 30, 2023	$1,472,222	$—	$1,472,222

	Nine Months Ended September 30, 2022
	Completion Services	All Other	Total
Service revenue	$917,336	$13,440	$930,776
Adjusted EBITDA	$233,824	$(1,344)	$232,480
Depreciation and amortization	$118,333	$2,240	$120,573
Impairment expense	$57,454	$—	$57,454
Capital expenditures	$273,309	$2,623	$275,932
Total assets December 31, 2022	$1,335,501	$285	$1,335,786

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

Reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2023
	Completion Services	All Other	Total
Net income	$34,753	$—	$34,753
Depreciation and amortization	53,769	—	53,769
Interest expense	1,169	—	1,169
Income tax expense	10,644	—	10,644
Loss on disposal of assets	4,265	—	4,265
Stock-based compensation	3,310	—	3,310
Other income (1)	(1,883)	—	(1,883)
Other general and administrative expense, (net) (2)	450	—	450
Retention bonus and severance expense	1,237	—	1,237
Adjusted EBITDA	$107,714	$—	$107,714

	Three Months Ended September 30, 2022
	Completion Services	All Other	Total
Net income (loss)	$26,404	$(16,372)	$10,032
Depreciation and amortization	41,039	561	41,600
Interest expense	237	—	237
Income tax expense	2,768	—	2,768
Loss on disposal of assets	11,667	13,786	25,453
Stock-based compensation	3,306	—	3,306
Other expense (3)	616	—	616
Other general and administrative expense, (net) (2)	4,920	—	4,920
Severance expense	1,052	16	1,068
Adjusted EBITDA	$92,009	$(2,009)	$90,000

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2023
	Completion Services	All Other	Total
Net income	$102,743	$—	$102,743
Depreciation and amortization	157,456	—	157,456
Interest expense	3,016	—	3,016
Income tax expense	31,118	—	31,118
Loss on disposal of assets	29,410	—	29,410
Stock-based compensation	10,604	—	10,604
Other expense (1)	1,749	—	1,749
Other general and administrative expense, (net) (2)	1,659	—	1,659
Retention bonus and severance expense	1,937	—	1,937
Adjusted EBITDA	$339,692	$—	$339,692

	Nine Months Ended September 30, 2022
	Completion Services	All Other	Total
Net income (loss)	$6,367	$(17,379)	$(11,012)
Depreciation and amortization	118,333	2,240	120,573
Impairment expense	57,454	—	57,454
Interest expense	1,040	—	1,040
Income tax benefit	(1,164)	—	(1,164)
Loss on disposal of assets	34,622	13,779	48,401
Stock-based compensation	18,128	—	18,128
Other income (3) (4)	(9,749)	—	(9,749)
Other general and administrative expense, (net) (2)	7,711	—	7,711
Severance expense	1,082	16	1,098
Adjusted EBITDA	$233,824	$(1,344)	$232,480
(1)Includes unrealized gain on short-term investment of $1.8 million for the three months ended September 30, 2023 and unrealized loss on short-term investment of $2.1 million for the nine months ended September 30, 2023.
(2)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and nine months ended September 30, 2023, we received reimbursement of approximately $0.1 million and $0.4 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and nine months ended September 30, 2022, we received reimbursement of approximately $3.4 million and $6.9 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. See "Note 13 - Commitments and Contingencies—Contingent Liabilities—Legal Matters" for further information.
(3)Includes unrealized loss on short-term investment of $3.3 million and non cash income of $2.7 million from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer.
(4)Includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period July 1, 2015 through December 31, 2018.

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
The table below shows the calculations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for per share data):

	Three Months Ended September 30,
	2023	2022
Numerator (both basic and diluted)
Net income relevant to common stockholders	$34,753	$10,032

Denominator
Denominator for basic income per share	112,286	104,372
Dilutive effect of stock options	—	28
Dilutive effect of performance share units	—	498
Dilutive effect of restricted stock units	412	172
Denominator for diluted income per share	112,698	105,070

Basic income per common share	$0.31	$0.10
Diluted income per common share	$0.31	$0.10

	Nine Months Ended September 30,
	2023	2022
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$102,743	$(11,012)

Denominator
Denominator for basic income per share	113,960	104,100
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	56	—
Dilutive effect of restricted stock units	278	—
Denominator for diluted income per share	114,294	104,100

Basic income (loss) per common share	$0.90	$(0.11)
Diluted income (loss) per common share	$0.90	$(0.11)
As shown in the table below, the following stock options, restricted stock units and performance stock units have not been included in the calculation of diluted income per common share for the three and nine months ended September 30, 2023 and 2022 because they will be anti-dilutive to the calculation of diluted net income per common share:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income (Loss) Per Share (Continued)

(in thousands)	Three Months Ended September 30,
	2023	2022
Stock options	196	488
Restricted stock units	452	615
Performance stock units	—	—
Total	648	1,103

(in thousands)	Nine Months Ended September 30,
	2023	2022
Stock options	320	488
Restricted stock units	611	1,189
Performance stock units	—	1,758
Total	931	3,435
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
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended September 30, 2023, the Company paid an aggregate of $18.8 million, an average price per share of $9.93 including commissions, for share repurchases under the share repurchase program. The Company has accrued $0.3 million in respect of the IRA 2022 repurchase excise tax as of September 30, 2023. As of September 30, 2023, $63.7 million remained authorized for future repurchases of common stock under the repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the nine months ended September 30, 2023. As of September 30, 2023, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of September 30, 2023 was below the cost to exercise these options. No stock options were exercised during the nine months ended September 30, 2023. The weighted average remaining contractual term for the outstanding and exercisable stock options as of September 30, 2023 was approximately 3.4 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
A summary of the stock option activity for the nine months ended September 30, 2023 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	488	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(302)	$14.00
Outstanding at September 30, 2023	186	$14.00
Exercisable at September 30, 2023	186	$14.00
Restricted Stock Units
On May 11, 2023, the Company's stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board and replaced the ProPetro Holding Corp. 2020 Long Term Incentive Plan.
During the nine months ended September 30, 2023, we granted 1,081,010 restricted stock units ("RSUs") to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2023, the total unrecognized compensation expense for all RSUs was approximately $11.9 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
The following table summarizes RSUs activity during the nine months ended September 30, 2023 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,268	$10.91
Granted	1,081	$9.32
Vested	(549)	$10.69
Forfeited	(130)	$10.43
Canceled	—	$—
Outstanding at September 30, 2023	1,670	$9.99

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
Performance Share Units
During the nine months ended September 30, 2023, we granted 454,788 performance share units ("PSUs") to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the nine months ended September 30, 2023 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2023	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2023
2020	809	—	(493)	(315)	—
2021	632	—	—	(12)	620
2022	316	—	—	(10)	306
2023	—	455	—	(17)	438
Total	1,757	455	(493)	(354)	1,364
Weighted Average FV Per Share	$12.72	$14.40	$8.30	$9.17	$15.80
The total stock-based compensation expense for the nine months ended September 30, 2023 and 2022 for all stock awards was $10.6 million and $18.1 million, respectively, and the associated tax benefit related thereto was $2.2 million and $3.8 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2023 was approximately $19.9 million, and is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company rents three yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the three yards was approximately $0.03 million, $0.1 million and $0.1 million, respectively. The Company previously rented two yards from this entity and incurred rent expense of $0.02 million and $0.1 million, respectively during the nine months ended September 30, 2023.
Pioneer
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation. On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement"), which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement was effective January 1, 2022 through December 31, 2022. The A&R Pressure Pumping Services Agreement reduced the number of contracted fleets from eight fleets to six fleets, modified the pressure pumping scope of work and pricing mechanism for contracted fleets, and replaced the idle fees arrangement with equipment reservation fees (the "Reservation fees"). As part of the Reservation fees arrangement, the Company was entitled to receive compensation for all eligible contracted fleets that were made available to Pioneer at the beginning of every quarter in

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Related-Party Transactions (Continued)
2022 through the term of the A&R Pressure Pumping Services Agreement. The A&R Pressure Pumping Services Agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023.
Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $22.3 million and $100.2 million of our total revenue during the three months ended September 30, 2023 and 2022, respectively. Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $122.1 million and $338.9 million of our total revenue during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the total accounts receivable due from Pioneer, including estimated unbilled receivables for services we provided, amounted to approximately $8.9 million and the amount due to Pioneer was $0. As of December 31, 2022, the balance due from Pioneer for services we provided amounted to approximately $46.2 million and the amount due to Pioneer was $0.
Note 12 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. During the nine months ended September 30, 2023 and 2022, the Company made lease payments of approximately $0.1 million and $0.3 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract included an optional renewal of up to ten years, however, the Company terminated the Real Estate One Lease at the end of the term, March 1, 2023.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two-year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the nine months ended September 30, 2023 and 2022, the Company made lease payments of approximately $0.2 million and $0.2 million, respectively. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 3.4% and 0.4 years, respectively.
In August 2022 and December 2022, we entered into equipment lease contracts (the "Electric Fleet Leases") for a duration of approximately three years each for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 hydraulic horsepower ("HHP") per fleet. The Electric Fleet Leases contain options to either extend each lease for up to three additional periods of one year each or purchase the equipment at the end of their initial term of approximately three years or at the end of each subsequent renewal period.
The first of these leases (the "Electric Fleet One Lease") commenced on August 23, 2023 when we received some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.4 million on the Electric Fleet One Lease, including variable lease payments of approximately $5 thousand. During the nine months ended September 30, 2023, the Company incurred initial direct costs of approximately $7.2 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet One Lease. The assets and liabilities under this contract

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
are included in our Completion Services reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet One Lease contains variable payments based on equipment usage. The Electric Fleet One Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet One Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 7.14% and 3.0 years, respectively. As of September 30, 2023, we have not received some of the equipment contracted under the Electric Fleet One Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of September 30, 2023.
The Electric Fleet Leases on the remaining three FORCESM electric-powered hydraulic fracturing fleets have not yet commenced. We currently do not control the assets under these leases because they are currently being manufactured by the vendor and we have not taken possession of the assets. The delivery of the FORCESM electric-powered hydraulic fracturing fleets is as each fleet is manufactured. We currently expect to receive the remaining equipment associated with the first fleet and all equipment associated with the second fleet in the fourth quarter of 2023, and all equipment associated with the third and fourth fleets in the first half of 2024. Given that the Company has not yet taken possession of the assets under these leases, the Company has not accounted for the associated right-of-use asset and lease obligation on its balance sheet as of September 30, 2023.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.2 million. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.6 years, respectively.
As part of the Silvertip Acquisition, we assumed two real estate lease contracts (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from the Silvertip Acquisition Date. During the nine months ended September 30, 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment within our Completion Services reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of September 30, 2023, the weighted average discount rate and remaining lease term for the Silvertip One Lease was approximately 6.3% and 5.2 years, respectively. As of September 30, 2023, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 5.2 years, respectively.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.1 million on the Silvertip Three Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 5.2 years, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
On June 1, 2023, we commenced an office space lease contract for 5.0 years (the "Silvertip Office Lease"). During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.1 million on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 6.5% and 4.7 years, respectively.
In August 2023, in connection with the relocation of our corporate office, we entered into an office space lease contract for 2.1 years (the "Corporate Office Lease"), with a commencement date of September 8, 2023. During the nine months ended September 30, 2023, the Company made lease payments of approximately $5 thousand on the Corporate Office Lease. The assets and liabilities under this contract are recorded in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for 0.8 years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Corporate Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Corporate Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 7.1% and 2.0 years, respectively.
As of September 30, 2023, the total operating lease right-of-use asset cost was approximately $29.5 million, and accumulated amortization was approximately $3.1 million. As of December 31, 2022, our total operating lease right-of-use asset cost was approximately $4.6 million, and accumulated amortization was approximately $1.5 million.
Finance Leases
Description of Lease
In January 2023, we entered into a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment with a commencement date of August 23, 2023 when we received some of the equipment associated with this lease. During the nine months ended September 30, 2023, the Company made lease payments of approximately $1.1 million on the Power Equipment Lease. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for one year, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Power Equipment Lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term, the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets and the lease term being the major part of the remaining economic life of the underlying assets. As of September 30, 2023, the weighted average discount rate and remaining lease term was approximately 7.1% and 2.9 years, respectively.
As of September 30, 2023, the total finance lease right-of-use asset cost was approximately $27.2 million, and accumulated amortization was approximately $1.0 million. As of December 31, 2022, we had no finance lease right-of-use assets.
As of September 30, 2023, we have not received some of the equipment contracted under the Power Equipment Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of September 30, 2023.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of September 30, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$1,626	$2,513
2024	6,596	10,052
2025	6,518	10,052
2026	5,146	6,470
2027	1,225	—
2028	821	—
Total undiscounted future lease payments	21,932	29,087
Less: amount representing interest	(2,284)	(2,732)
Present value of future lease payments (lease obligation)	$19,648	$26,355
The total cash paid for amounts included in the measurement of our operating lease liabilities during the nine months ended September 30, 2023 was approximately $1.4 million. The total cash paid for amounts included in the measurement of our finance lease liabilities during the nine months ended September 30, 2023 was approximately $0.9 million. During the nine months ended September 30, 2023, we recorded non-cash operating lease obligations totaling approximately $24.9 million arising from obtaining right-of-use assets related to our execution of the Real Estate Two Lease, the Silvertip Three Lease, the Silvertip Office Lease, the Electric Fleet One Lease and the Corporate Office Lease, and our extension of the Silvertip One Lease. During the nine months ended September 30, 2023, we recorded non-cash finance lease obligations totaling approximately $27.2 million arising from obtaining right-of-use assets related to the commencement of the Power Equipment Lease. During the nine months ended September 30, 2022, total cash paid for amounts included in the measurement of our operating lease liabilities was approximately $0.5 million. During the nine months ended September 30, 2022, we recorded a non-cash operating lease obligation of approximately $0.6 million as a result of our execution of the Maintenance Facility Lease.
Short-Term Leases
We elected the practical expedient option, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of ASC 360 to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs.
Lease Costs
For the nine months ended September 30, 2023 and 2022, we recorded operating lease cost of approximately $1.9 million and $0.4 million, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2023, we recorded finance lease cost of approximately $1.2 million in our condensed consolidated statements of operations comprising of amortization of finance right-of-use asset of approximately $1.0 million and interest on finance lease liabilities of approximately $0.2 million. For the nine months ended September 30, 2022, we had no finance lease costs. For the nine months ended September 30, 2023 and 2022, we recorded variable lease cost of approximately $5 thousand and $0, respectively, in our condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we recorded short-term lease cost of approximately $0.6 million and $0.6 million, respectively, in our condensed consolidated statements of operations.

Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2023, one of the Electric Fleet Leases commenced when the Company took possession of some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. Lease payments pertaining to the remaining equipment under this lease and the remaining Electric Fleet Leases are expected to commence when the Company takes possession of the associated equipment. We currently expect to receive the remaining equipment associated with the first fleet and all equipment associated with the second fleet in the fourth quarter of 2023, and all equipment associated with the third and fourth fleets in the first half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $105.1 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $56.9 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024 has a remaining take-or-pay commitment of $22.4 million. During the nine months ended September 30, 2023 and 2022, no shortfall fee was recorded.
As of September 30, 2023, the Company had issued letters of credit of approximately $6.0 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
Contingent Liabilities
Legal Matters
In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas. As amended by later complaints, the Logan Lawsuit asserted claims on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020 or purchased the Company's common stock pursuant to the Company's initial public offering in March 2017. Plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933 against the Company, certain former officers and current and former directors, alleging that the defendants made allegedly inaccurate or misleading statements or omissions about the Company's business, operations and prospects. On August 11, 2022, the Company entered into a settlement of the Logan Lawsuit, pursuant to which the Company's insurers have paid a cash sum into a settlement fund to be distributed to members of the putative class. On May 11, 2023, the settlement was granted final court approval.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

The Company is self-insured up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at the wellsites that do not have qualified fire suppression measures. No accrual was recorded in our financial statements in connection with this self-insurance strategy because the occurrence of fire and/or explosion cannot be reasonably estimated.
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of September 30, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of September 30, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of September 30, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
Note 14 - Subsequent Events
In October 2023, we received some of the remaining equipment associated with our first FORCESM electric-powered hydraulic fracturing fleet under the Electric Fleet One Lease, resulting in the addition of non-cash operating lease obligations totaling approximately $5.6 million arising from obtaining right-of-use assets related to this equipment. In October 2023, we also received the remaining equipment associated with the Power Equipment Lease, resulting in the addition of non-cash finance lease obligations totaling approximately $25.2 million million arising from obtaining right-of-use assets related to this equipment.

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
Our completion services segment includes hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for the significant portion of our operations, and our hydraulic fracturing operations revenue is approximately 80.2% of our total revenues, while wireline and cementing accounts for our remaining revenues. Our total available hydraulic horsepower ("HHP") in our hydraulic fracturing operations as of September 30, 2023, was 1,354,500 HHP, which was comprised of 447,500 HHP of our Tier IV Dynamic Gas Blending ("DGB") dual-fuel equipment, 42,000 HHP of electric equipment and 865,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and purchase of new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase arrangements with our equipment manufacturers for a total 452,500 HHP of Tier IV DGB equipment and as of September 30, 2023, we have received 447,500 HHP of the converted and new Tier IV DGB equipment and expect to receive the remaining 5,000 HHP by the end of 2023. In 2022, we entered into three-year electric fleet leases for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet. As of September 30, 2023, we have received 42,000 HHP of electric equipment. We currently expect to receive the remaining equipment associated with the first fleet and all equipment associated with the second fleet in the fourth quarter of 2023, and all equipment associated with the third and fourth fleets in the first half of 2024. We currently have 23 wireline units and 27 cement units.
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
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and "Fleet Two Agreement") with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023.
Effective September 1, 2022, we disposed of our coiled tubing assets to STEP Energy Services Ltd. ("STEP") and shut down our coiled tubing operations. We received cash of approximately $2.8 million and 2.6 million common shares of STEP valued at $11.9 million as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.

On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC ("Silvertip"), which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At September 30, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more integrated and diversified completions-focused oilfield services provider headquartered in the Permian Basin.
Our competitors include many large and small oilfield services companies, including Halliburton Company, Liberty Energy Inc., Patterson-UTI Energy Inc., ProFrac Holding Corp., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in an E&P company's criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the oilfield service industry because of the capital requirements. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment portfolio and quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
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
Through our Completion Services segment, which includes our hydraulic fracturing, cementing and wireline operations, we primarily provide hydraulic fracturing services to E&P companies in the Permian Basin. During the three months ended September 30, 2023, our hydraulic fracturing, cementing and wireline operations accounted for 80.2%, 7.3% and 12.5% of our total revenue, respectively. During the nine months ended September 30, 2023, our hydraulic fracturing, cementing and wireline operations accounted for 79.4%, 6.6% and 14.0% of our total revenue, respectively. Our equipment has been designed to handle Permian Basin specific operating conditions and the region's increasingly high-intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.
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
In October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region has led to significant armed hostilities. The geopolitical and macroeconomic consequences of this conflict remain uncertain, and such events, or any further hostilities in the Israel-Gaza region or elsewhere, could severely impact the world economy, the demand for and price of crude oil and the oil and gas industry generally and may adversely affect our financial condition.
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the WTI average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. However, in 2023, the WTI average crude oil price declined to below $70 per barrel before rebounding to approximately $89 per barrel in September 2023 and $77 per barrel for the nine months ended in September 30, 2023. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, recent OPEC+ production cuts of approximately 1.3 million barrels per day and concerns of a potential global recession resulting from rising inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 312 at the end of September 2023, according to Baker Hughes. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 12% decrease in the rig count between January and September 2023 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
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
Government regulations and investors are encouraging the oil and gas industry, including the upstream and oilfield service companies, to transition to a lower emissions operating environment. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022, and expect to increase to approximately 65% by the end of the first half of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
If the rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. If the rig count or market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
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

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures utilized by our management and other users of our financial statements such as investors, commercial banks, and research analysts, to assess our financial performance because it allows us and other users to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization), nonrecurring (income)/expenses and items outside the control of our management team (such as income taxes). Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), cash flow from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2023
	Completion Services	All Other	Total
Net income	$34,753	$—	$34,753
Depreciation and amortization	53,769	—	53,769
Interest expense	1,169	—	1,169
Income tax expense	10,644	—	10,644
Loss on disposal of assets	4,265	—	4,265
Stock-based compensation	3,310	—	3,310
Other income (1)	(1,883)	—	(1,883)
Other general and administrative expense, (net) (2)	450	—	450
Retention bonus and severance expense	1,237	—	1,237
Adjusted EBITDA	$107,714	$—	$107,714

	Three Months Ended September 30, 2022
	Completion Services	All Other	Total
Net income (loss)	$26,404	$(16,372)	$10,032
Depreciation and amortization	41,039	561	41,600
Interest expense	237	—	237
Income tax expense	2,768	—	2,768
Loss on disposal of assets	11,667	13,786	25,453
Stock-based compensation	3,306	—	3,306
Other expense (3)	616	—	616
Other general and administrative expense, (net) (2)	4,920	—	4,920
Severance expense	1,052	16	1,068
Adjusted EBITDA	$92,009	$(2,009)	$90,000

	Nine Months Ended September 30, 2023
	Completion Services	All Other	Total
Net income	$102,743	$—	$102,743
Depreciation and amortization	157,456	—	157,456
Interest expense	3,016	—	3,016
Income tax expense	31,118	—	31,118
Loss on disposal of assets	29,410	—	29,410
Stock-based compensation	10,604	—	10,604
Other expense (1)	1,749	—	1,749
Other general and administrative expense, (net) (2)	1,659	—	1,659
Retention bonus and severance expense	1,937	—	1,937
Adjusted EBITDA	$339,692	$—	$339,692

	Nine Months Ended September 30, 2022
	Completion Services	All Other	Total
Net income (loss)	$6,367	$(17,379)	$(11,012)
Depreciation and amortization	118,333	2,240	120,573
Impairment expense	57,454	—	57,454
Interest expense	1,040	—	1,040
Income tax benefit	(1,164)	—	(1,164)
Loss on disposal of assets	34,622	13,779	48,401
Stock-based compensation	18,128	—	18,128
Other income (3) (4)	(9,749)	—	(9,749)
Other general and administrative expense, (net) (2)	7,711	—	7,711
Severance expense	1,082	16	1,098
Adjusted EBITDA	$233,824	$(1,344)	$232,480
(1)Includes unrealized gain on short-term investment of $1.8 million for the three months ended September 30, 2023 and unrealized loss on short-term investment of $2.1 million for the nine months ended September 30, 2023.
(2)Other general and administrative expense, (net of reimbursement from insurance carriers) primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of insurance recoveries. During the three and nine months ended September 30, 2023, we received reimbursement of approximately $0.1 million and $0.4 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. During the three and nine months ended September 30, 2022, we received reimbursement of approximately $3.4 million and $6.9 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation. See "Note 13 - Commitments and Contingencies—Contingent Liabilities—Legal Matters" for further information.
(3)Includes unrealized loss on short-term investment of $3.3 million and non cash income of $2.7 million from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer.
(4)Includes $10.7 million of net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax of the period July 1, 2015 through December 31, 2018.

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
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip, which provides wireline perforation and ancillary services (wireline operating segment) solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At September 30, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more integrated and diversified completions-focused oilfield services provider headquartered in the Permian Basin. The Company's 2023 results include the impact of Silvertip's operations for the entire period which was not included in our 2022 results herein because we acquired Silvertip in November 2022. Accordingly, the full impact of the results of Silvertip may affect the comparability of our 2023 results when compared to prior period. See "Note 7 — Reportable Segment Information" in the notes to our financial statements included in this Form 10-Q for our revenue contribution for wireline operations and other operating segments.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2023	2022	$	%
Revenue	$423,804	$333,014	$90,790	27.3%
Less (Add):
Cost of services (1)	292,490	224,118	68,372	30.5%
General and administrative expense (2)	28,597	28,190	407	1.4%
Depreciation and amortization	53,769	41,600	12,169	29.3%
Loss on disposal of assets	4,265	25,453	(21,188)	(83.2)%
Interest expense	1,169	237	932	393.2%
Other (income) expense	(1,883)	616	2,499	405.7%
Income tax expense	10,644	2,768	7,876	284.5%
Net income	$34,753	$10,032	$24,721	246.4%

Adjusted EBITDA (3)	$107,714	$90,000	$17,714	19.7%
Adjusted EBITDA Margin (3)	25.4%	27.0%	(1.6)%	(5.9)%

Completion Services segment results of operations:
Revenue	$423,804	$330,780	$93,024	28.1%
Cost of services	$292,490	$220,299	$72,191	32.8%
Adjusted EBITDA (3)	$107,714	$92,009	$15,705	17.1%
Adjusted EBITDA Margin (4)	25.4%	27.8%	(2.4)%	(8.6)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation fees of $0 and $6.8 million for the three months ended September 30, 2023 and 2022, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenue for the Completion Services segment.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenues.    Revenues increased 27.3%, or $90.8 million, to $423.8 million during the three months ended September 30, 2023, as compared to $333.0 million during the three months ended September 30, 2022. Our Completion Services segment revenues increased 28.1%, or $93.0 million, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, improved pricing and the addition of wireline operations. The addition of wireline operations contributed $52.8 million of the increase in total revenues. As a result of our customers' increased activity levels, our effectively utilized hydraulic fracturing fleet count improved to approximately 16 active fleets during the three months ended September 30, 2023, from approximately 15 active fleets for the three months ended September 30, 2022. The effective utilized fleet count is determined by dividing the total number of days our fleets were actively working at wellsites during the month by 25 days (predetermined number of expected active work days in the month). Our revenue for the three months ended September 30, 2023 and 2022, included reservation fees charged to a customer of approximately $0 and $6.8 million, respectively.
Revenues from services other than Completion Services decreased 100.0%, or $2.2 million, to $0 for the three months ended September 30, 2023, as compared to $2.2 million for the three months ended September 30, 2022. The decrease in revenue from services other than Completion Services was due to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 30.5%, or $68.4 million, to $292.5 million for the three months ended September 30, 2023, as compared to $224.1 million during the three months ended September 30, 2022. Cost of services in our Completion Services segment increased $72.2 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. These increases were primarily attributable to the significantly increased activity levels resulting from the increased demand for our services as compared to 2022, the addition of wireline operations and the impact of general cost inflation. The addition of wireline operations contributed to $35.8 million of the increase in total cost of services. As a percentage of Completion Services segment revenues (including reservation fees), Completion Services cost of services was 69.0% for the three months ended September 30, 2023, as compared to 66.6% for the three months ended September 30, 2022. Excluding reservation fees revenue of $0 and $6.8 million recorded during the three months ended September 30, 2023 and 2022, respectively, our Completion Services cost of services as a percentage of Completion Services revenues decreased to 69.0% during the three months ended September 30, 2023, as compared to 68.0% for the three months ended September 30, 2022. The increase in the percentages was primarily driven by costs of $11.4 million associated with the replacement of fluid ends during the three months ended September 30, 2023. Fluid ends were capitalized and depreciated in 2022. Effective January 1, 2023, the Company commenced expensing fluid ends as part of cost of services rather than capitalizing fluid ends as part of property and equipment as a result of the change in estimated useful life.
General and Administrative Expenses.   General and administrative expenses increased 1.4%, or $0.4 million, to $28.6 million for the three months ended September 30, 2023, as compared to $28.2 million for the three months ended September 30, 2022. The net increase was primarily attributable to (i) a $1.8 million increase in payroll and related expenses, (ii) a $0.6 million increase in travel expenses, (iii) a $0.9 million increase in utilities and other office expenses, (iv) a $0.4 million increase in consulting fees and (v) a $0.6 million increase in other general and administrative expenses, partially offset by a $3.9 million decrease in legal settlements.
Excluding nonrecurring and non-cash items (stock-based compensation, insurance reimbursements, legal settlements, nonrecurring transaction expenses, retention bonuses and severance expenses), general and administrative expenses were $23.6 million during the three months ended September 30, 2023, as compared to $18.9 million during the three months ended September 30, 2022.
Depreciation and Amortization.    Depreciation and amortization increased 29.3%, or $12.2 million, to $53.8 million for the three months ended September 30, 2023, as compared to $41.6 million for the three months ended September 30, 2022. The increase was primarily attributable to (i) assets placed into service since September 30, 2022, (ii) shortening of useful lives of power ends and hydraulic fracturing units effective January 1, 2023 and (iii) the addition of wireline assets which included $3.4 million of depreciation and $1.4 million of amortization of intangible assets.
Loss on Disposal of Assets.    Loss on disposal of assets decreased 83.2%, or $21.2 million, to $4.3 million for the three months ended September 30, 2023, as compared to $25.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to the disposal of our coiled tubing assets on September 1, 2022, which resulted in a loss of approximately $13.8 million for the three months ended September 30, 2022 and the Company expensing costs associated with replacement of fluid ends as part of cost of services resulting from the change in estimated useful life effective January 1, 2023.

Interest Expense.    Interest expense increased to $1.2 million for the three months ended September 30, 2023, as compared to $0.2 million for the three months ended September 30, 2022. The increase was primarily attributable to outstanding borrowings under our ABL Credit Facility during the three months ended September 30, 2023, compared to no outstanding borrowings during the three months ended September 30, 2022 and the addition of the Power Equipment Lease (a finance lease) in August 2023.
Other (Income) Expense.    Other income was approximately $1.9 million for the three months ended September 30, 2023, compared to other expense of $0.6 million for the three months ended September 30, 2022. Other income for the three months ended September 30, 2023 is primarily comprised of a $1.8 million unrealized gain on short-term investment.
Income Taxes.    Total income tax expense was $10.6 million resulting in an effective tax rate of 23.4% for the three months ended September 30, 2023, as compared to income tax expense of $2.8 million or an effective tax rate of 21.6% for the three months ended September 30, 2022. The change in income tax expense recorded during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to the difference in the estimated pre-tax income for 2023, as compared to 2022.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2023	2022	$	%
Revenue	$1,282,623	$930,776	$351,847	37.8%
Less (Add):
Cost of services (1)	870,767	640,202	230,565	36.0%
General and administrative expense (2)	86,364	85,031	1,333	1.6%
Depreciation and amortization	157,456	120,573	36,883	30.6%
Impairment expense	—	57,454	(57,454)	(100.0)%
Loss on disposal of assets	29,410	48,401	(18,991)	(39.2)%
Interest expense	3,016	1,040	1,976	190.0%
Other expense (income)	1,749	(9,749)	11,498	117.9%
Income tax expense (benefit)	31,118	(1,164)	32,282	2,773.4%
Net income (loss)	$102,743	$(11,012)	$113,755	1,033.0%

Adjusted EBITDA (3)	$339,692	$232,480	$107,212	46.1%
Adjusted EBITDA Margin (3)	26.5%	25.0%	1.5%	6.0%

Completion Services segment results of operations:
Revenue	$1,282,623	$917,336	$365,287	39.8%
Cost of services	$870,767	$626,554	$244,213	39.0%
Adjusted EBITDA (3)	$339,692	$233,824	$105,868	45.3%
Adjusted EBITDA Margin (4)	26.5%	25.5%	1.0%	3.9%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations". Included in our Adjusted EBITDA is reservation fees of $0 and $20.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)The non-GAAP financial measure of Adjusted EBITDA margin for the Completion Services segment is calculated by taking Adjusted EBITDA for the Completion Services segment as a percentage of our revenue for the Completion Services segment.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues.    Revenues increased 37.8%, or $351.8 million, to $1,282.6 million during the nine months ended September 30, 2023, as compared to $930.8 million during the nine months ended September 30, 2022. Our Completion Services segment revenues increased 39.8%, or $365.3 million, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increases were primarily attributable to the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, improved pricing and the addition of wireline operations. The addition of wireline operations contributed $179.2 million of the increase in total revenues. As a result of our customers' increased activity levels, our effectively utilized hydraulic fracturing fleet count rose to approximately 16 active fleets during the nine months ended September 30, 2023, from approximately 14 active fleets for the nine months ended September 30, 2022. Our revenue for the nine months ended September 30, 2023 and 2022, included reservation fees charged to a customer of approximately $0 and $20.3 million, respectively.
Revenues from services other than Completion Services decreased 100.0%, or $13.4 million, to $0 for the nine months ended September 30, 2023, as compared to $13.4 million for the nine months ended September 30, 2022. The decrease in revenue from services other than Completion Services was due to the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.    Cost of services increased 36.0%, or $230.6 million, to $870.8 million for the nine months ended September 30, 2023, as compared to $640.2 million during the nine months ended September 30, 2022. Cost of services in our Completion Services segment increased $244.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. These increases were primarily attributable to increased activity levels resulting from the increased demand for our services as compared to 2022, the addition of wireline operations and the impact of general cost inflation. The addition of wireline operations resulted in $118.9 million increase in our cost of services. As a percentage of Completion Services segment revenues (including reservation fees), Completion Services cost of services was 67.9% for the nine months ended September 30, 2023, as compared to 68.3% for the nine months ended September 30, 2022. Excluding reservation fees revenue of $0 and $20.3 million recorded during the nine months ended September 30, 2023 and 2022, respectively, our Completion Services cost of services as a percentage of Completion Services revenues decreased to 67.9% during the nine months ended September 30, 2023, as compared to 69.8% for the nine months ended September 30, 2022. The decrease in the percentages was primarily a result of increased operational efficiencies, operating scale from higher utilization and improved customer pricing, partially offset by costs of $28.8 million associated with the replacement of fluid ends during the nine months ended September 30, 2023. Fluid ends were capitalized and depreciated in 2022. Effective January 1, 2023, the Company commenced expensing fluid ends as part of cost of services rather than capitalizing fluid ends as part of property and equipment as a result of the change in estimated useful life.
General and Administrative Expenses.   General and administrative expenses increased 1.6%, or $1.4 million, to $86.4 million for the nine months ended September 30, 2023, as compared to $85.0 million for the nine months ended September 30, 2022. The net increase was primarily attributable to (i) a $5.7 million increase in payroll and related expenses, (ii) a $5.2 million increase in advertising expenses, rents, utilities and other office expenses, (iii) a $1.5 million increase in travel expenses, (iv) a $1.0 million increase in consulting fees, (v) a $0.8 million increase in retention bonus and severance expense and (vi) a $1.1 million increase in other general and administrative expenses, partially offset by a $7.5 million decrease in stock-based compensation expense driven by the acceleration of stock awards during the nine months ended September 30, 2022 upon resignation of a former executive; and (ii) a $6.4 million decrease in legal settlements.
Excluding nonrecurring and non-cash items (stock-based compensation, insurance reimbursements, legal settlements, transaction expenses, retention bonuses and severance expenses), general and administrative expenses were $72.2 million during the nine months ended September 30, 2023, as compared to $58.1 million during the nine months ended September 30, 2022.
Depreciation and Amortization.    Depreciation and amortization increased 30.6%, or $36.9 million, to $157.5 million for the nine months ended September 30, 2023, as compared to $120.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to (i) assets placed into service since September 30, 2022, (ii) reduction of the estimated useful life of certain equipment in 2023, and (iii) the addition of wireline assets which included $9.6 million of depreciation and $4.3 million of amortization of intangible assets.
Impairment Expense.    There was no impairment expense during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recorded a loss of $57.5 million in connection with the impairment of our DuraStim® electric powered hydraulic fracturing equipment.

Loss on Disposal of Assets.    Loss on disposal of assets decreased 39.2%, or $19.0 million, to $29.4 million for the nine months ended September 30, 2023, as compared to $48.4 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the disposal of our coiled tubing assets on September 1, 2022, which resulted in a loss of approximately $13.8 million for the nine months ended September 30, 2022 and the Company expensing costs associated with replacement of fluid ends as part of cost of services resulting from the change in estimated useful life effective January 1, 2023, partially offset by losses incurred from the decommissioning/conversion of certain hydraulic fracturing equipment and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023.
Interest Expense.    Interest expense increased to $3.0 million for the nine months ended September 30, 2023, as compared to $1.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to outstanding borrowings under our ABL Credit Facility during the nine months ended September 30, 2023, compared to no outstanding borrowings during the nine months ended September 30, 2022 and the addition of the Power Equipment Lease (a finance lease) in August 2023.
Other Expense (Income).    Other expense was approximately $1.7 million for the nine months ended September 30, 2023, as compared to other income of $9.7 million for the nine months ended September 30, 2022. Other expense during the nine months ended September 30, 2023 is primarily comprised of a $2.1 million unrealized loss on short-term investment. Other income during the nine months ended September 30, 2022 was primarily comprised of a $10.7 million net tax refund of sales, excise and use taxes.
Income Taxes.    Total income tax expense was $31.1 million resulting in an effective tax rate of 23.2% for the nine months ended September 30, 2023, as compared to income tax benefit of $1.2 million or an effective tax rate of 9.6% for the nine months ended September 30, 2022. The change in income tax expense (benefit) recorded during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is primarily attributable to the difference in the impact of nondeductible expenses on the estimated pre-tax income for 2023, as compared to the pre-tax loss for 2022.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt payments. Our restricted cash, which was received from a customer, will be used solely for the construction or operation of FORCESM electric-powered hydraulic fracturing equipment. Our Borrowing Base (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves. Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of September 30, 2023 was $20.5 million, which does not include any restricted cash.
As of September 30, 2023, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $179.6 million, consisting of cash, cash equivalents and restricted cash of $54.3 million and $125.3 million of availability under our ABL Credit Facility.
On May 17, 2023, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2024. During the nine months ended September 30, 2023, the Company repurchased and retired 4.2 million shares of common stock for an aggregate of $36.3 million, an average price per share of $8.67 including commissions, under the repurchase program. As of September 30, 2023, $63.7 million remained authorized for future repurchases of common stock under the repurchase program.

As part of our real estate consolidation strategy, we sold our corporate office building and the associated real property in August 2023 for cash proceeds of $4.7 million after commission and closing costs and recognized a gain on disposal of assets of $0.1 million during the nine months ended September 30, 2023. We have subsequently relocated our corporate office to a leased office space. See "Note 12 - Leases" for further information.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $59.1 million during the three months ended September 30, 2023, as compared to $115.1 million during the three months ended September 30, 2022. The significant portion of our total capital expenditures incurred were maintenance capital expenditures and conversion of our hydraulic fracturing equipment to lower emissions equipment.
Our future material use of cash will be to fund our capital expenditures and lease payments on our electric fleet and power equipment leases. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2023 are projected to be primarily related to extending the useful life of our existing completion services assets, converting or rebuilding some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
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
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2024 with a remaining take-or-pay commitment of approximately $22.4 million. We also entered into three-year equipment leases (the "Electric Fleet Leases") for a total of four FORCESM electric-powered hydraulic fracturing fleets with capacity of 60,000 HHP per fleet, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2023, one of the Electric Fleet Leases commenced when the Company took possession of some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. Lease payments pertaining to the remaining equipment under this lease and the remaining Electric Fleet Leases will commence when we take possession of the associated equipment. We currently expect to receive the remaining equipment associated with the first fleet and all equipment associated with the second fleet in the fourth quarter of 2023, and all equipment associated with the third and fourth fleets in the first half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $105.1 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $56.9 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2023.

Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Net cash provided by operating activities	$305,071	$174,951
Net cash used in investing activities	$(312,771)	$(239,957)
Net cash used in financing activities	$(26,832)	$(3,704)
Cash Flows From Operating Activities
Net cash provided by operating activities was $305.1 million for the nine months ended September 30, 2023, compared to $175.0 million for the nine months ended September 30, 2022. The net increase of approximately $130.0 million was primarily due to the improvement in our net income, resulting from the significant increase in our existing and new customers' activity levels, resulting in higher demand for completion services, increased operational efficiencies and reduction in operational downtime. The increase in cash provided by operating activities was also impacted by timing of our receivable collections from our customers and payments to our vendors, partially offset by increases in inventories and prepaid expenses.
Cash Flows From Investing Activities
Net cash used in investing activities increased to $312.8 million for the nine months ended September 30, 2023, from $240.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to maintenance capital expenditures and our investment in lower emissions Tier IV DGB dual-fuel equipment (conversion of Tier II equipment to Tier IV DGB equipment and new Tier IV DGB equipment). During the nine months ended September 30, 2023, we have paid approximately $108.6 million in connection with our Tier IV DGB dual-fuel equipment and FORCESM electric-powered equipment.
Cash Flows From Financing Activities
Net cash used in financing activities was $26.8 million for the nine months ended September 30, 2023, compared to $3.7 million for the nine months ended September 30, 2022. The net increase was primarily driven by share repurchases of $36.3 million, partially offset by net borrowings of $15.0 million under our ABL Credit Facility (as defined below) during the nine months ended September 30, 2023.
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
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility the revolving credit facility (as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base) less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of September 30, 2023, was approximately $176.3 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2023.
Critical Accounting Policies and Estimates
Other than the change in accounting estimate discussed in Note 1 of our Condensed Consolidated Financial Statements (Unaudited), there have been no material changes during the nine months ended September 30, 2023 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, there have been no material changes in market risk from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or “Quantitative and Qualitative Disclosures of Market Risk” in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that our share repurchase program will be fully consummated or that such program will enhance the long-term value of our share price.
On May 17, 2023, the Company's Board approved a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock through and including May 31, 2024. There is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that the repurchase program will be fully consummated or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to the Company from our share repurchase program. For example, the Biden administration has proposed increasing the amount of the excise tax from 1% to 4%. However, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.
ITEM 2. Unregistered Sales or Purchases of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2023 to July 31, 2023	185,879	$8.52	185,879	$80,946,386
August 1, 2023 to August 31, 2023	942,269	$9.92	942,269	$71,595,958
September 1, 2023 to September 30, 2023	763,777	$10.28	763,777	$63,742,442
Total	1,891,925	$9.93	1,891,925	$63,742,442
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1*#	Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2023	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial and Accounting Officer)