Form 10-K
period 2023-12-31
ProPetro Holding Corp.
filed 2024-03-13
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
303 W. Wall Street, Suite 102, Midland, Texas 79701
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (432) 688-0012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s Common Stock held by nonaffiliates on June 30, 2023, determined using the per share closing price on the New York Stock Exchange Composite tape of $8.24 on that date, was approximately $787.8 million.
The number of the registrant’s common shares, par value $0.001 per share, outstanding at March 8, 2024, was 107,567,074.

i

FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-K. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to, statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties. Many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward‑looking statements include:

•changes in general economic and geopolitical conditions, including higher interest rates, the rate of inflation and a potential economic recession;
•central bank policy actions, bank failures and associated liquidity risks and other factors;
•the severity and duration of any world events and armed conflict, including the Russian-Ukraine war, conflicts in the Israel-Gaza region and associated repercussions to supply and demand for oil and gas and the economy generally;
•the actions taken by the members of the Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•actions taken by the current government, such as executive orders or new regulations, that may negatively impact the future production of oil and natural gas in the United States and may adversely affect our future operations;
•the level of production and resulting market prices for crude oil, natural gas and other hydrocarbons;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us, our suppliers and our customers;
•cost increases and supply chain constraints related to our services, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East;
•competitive conditions in our industry;
•our ability to attract and retain employees;
•changes in the long-term supply of, and demand for, oil and natural gas;
•actions taken by our customers, suppliers, competitors and third-party operators and the possible loss of customers or work to our competitors;
•technological changes, including lower emissions oilfield service equipment and similar advancements;
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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV Dynamic Gas Blending ("DGB") dual-fuel and FORCESM electric-powered hydraulic fracturing equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
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
Readers are cautioned not to place undue reliance on our forward‑looking statements. Although forward‑looking statements reflect our good faith beliefs at the time they are made, forward‑looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors" of this Annual Report, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward‑looking statements. We do not undertake, and expressly disclaim, any duty to update or revise any forward‑looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except as required by applicable securities laws.

Unless the context indicates otherwise, all references to "ProPetro Holding Corp.," "the Company," "we," "our" or "us" or like terms refer to ProPetro Holding Corp. and its consolidated subsidiaries, ProPetro Services, Inc. and Silvertip Completion Services Operating, LLC.

SUMMARY RISK FACTORS
Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, "Item 1A. Risk Factors" of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
Our business is subject to the following principal risks and uncertainties:
Risks Inherent in Our Business and Industry
•Our business and financial performance depends on the historically cyclical oil and natural gas industry and particularly on the level of capital spending and exploration and production (“E&P”) activity within the United States and in the Permian Basin, and a decline in prices for oil and natural gas may cause fluctuation in operating results or otherwise have an adverse effect on our revenue, cash flows, profitability and growth.
•The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
•The majority of our operations are located in the Permian Basin, making us vulnerable to risks associated with operating in one major geographic area.
•The Inflation Reduction Act of 2022 ("IRA 2022") and actions taken by the United States and other countries on climate change or to transition away from fossil fuels could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
•The COVID-19 pandemic has negatively impacted crude oil prices and demand for our products and services in recent years, and may negatively impact crude oil prices and demand for our products and services in the future.
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
•Restrictions in our ABL Credit Facility (as defined herein) and any future financing agreements may limit our ability to finance future operations or capital needs or capitalize on potential acquisitions and other business opportunities.
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

•We may be required to pay fees to certain of our sand suppliers (the “Sand Suppliers”) based on minimum volumes under long-term contracts regardless of actual volumes received.
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
•Increased attention to environmental, social and governance (“ESG”) matters, conservation measures, commercial development and technological advances could reduce demand for oil and natural gas and our services.
•Certain of our completion services, particularly our hydraulic fracturing services, are substantially dependent on the availability of water. Restrictions on our or our customers’ ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.
Risks Related to our Tax Matters
•Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.
Risks Inherent to an Investment in our Common Stock
•We have identified a material weakness in our internal control over financial reporting with regard to segregation of certain accounting duties and management review controls. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements, cause us to fail to meet our reporting obligations, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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

PART I
Item 1.     Business.
Our Company
We are a leading integrated oilfield service company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline, and other complementary oilfield completion services to leading upstream oil and gas companies engaged in the E&P of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC (the "Silvertip Acquisition"), which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. The Silvertip Acquisition positioned the Company as a more integrated and diversified completions-focused oilfield service provider headquartered in the Permian Basin.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin in exchange for $25.4 million of cash. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
Our competitors include many large and small oilfield service companies, including Halliburton Company, Liberty Energy Inc., Patterson-UTI Energy Inc., ProFrac Holding Corp., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield service company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the capital requirements, lack of large scale deployment of certain new technology such as electric-powered equipment, and the pricing for our services and expected return on invested capital. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
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
We primarily provide hydraulic fracturing, wireline, and cementing completion services to E&P companies in the Permian Basin. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region's increasingly high-intensity well completions (including simultaneous hydraulic fracturing (“Simul-Frac”), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well.
Effective September 1, 2022, we disposed of our coiled tubing assets to STEP Energy Services Ltd. ("STEP") and shut down our coiled tubing operations. We received approximately $2.8 million in cash and 2.6 million common shares of STEP, valued at $11.8 million, as consideration. Upon the sale of our coiled tubing assets, we recorded a loss on sale of $13.8 million.

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
Since October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region has led to significant armed hostilities. The geopolitical and macroeconomic consequences of this conflict remain uncertain, and such events, or any further hostilities in the Israel-Gaza region or elsewhere, could severely impact the world economy, the demand for and price of crude oil and the oil and gas industry generally and may adversely affect our financial condition.
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the West Texas Intermediate (“WTI”) average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. However, in 2023, the WTI average crude oil price declined to approximately $78 per barrel. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, concerns over a potential disruption of Middle Eastern oil supplies resulting from the ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, recent OPEC+ production cuts of approximately 1.3 million barrels per day and concerns of a potential global recession resulting from high inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there was a significant increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of 2022, according to the Baker Hughes Company (“Baker Hughes”). Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 13% decrease in the rig count in 2023 to 309 at the end of 2023 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.

Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, or further declines in crude oil prices would negatively impact our business, financial condition and results of operations. See Part II, Item 1A. "Risk Factors—We may be adversely affected by the effects of inflation."
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCESM electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing available equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022 and 60% in 2023, and expect to increase to approximately 65% by the end of the first half of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.

If the Permian Basin rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also improve. If the rig count or market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to the holiday season, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating and financial results in November and December, even in a stable commodity price and operations environment.
Our Services
We have historically conducted our business through four operating segments: hydraulic fracturing, wireline, cementing and coiled tubing. Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria and were aggregated into the “Completion Services” reportable segment and our coiled tubing operations (which were divested in September 2022) were shown in the “All Other” category. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing and our divested coiled tubing segments do not meet the reportable segment criteria and are included within the “All Other” category. Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, please see reportable segment information in Part II - Item 8, "Financial Statements and Supplementary Data."

Completion Services
Hydraulic Fracturing
We provide hydraulic fracturing services to E&P companies in the Permian Basin. These services are intended to optimize hydrocarbon flow paths during the completion phase of horizontal shale wellbores. We have significant expertise in multi‑stage fracturing of horizontal oil‑producing wells in unconventional geological formations. Our total available hydraulic horsepower ("HHP") at December 31, 2023 was 1,461,500 HHP, which was comprised of 452,500 HHP of our Tier IV DGB dual-fuel equipment, 144,000 HHP of FORCESM electric-powered equipment and 865,000 HHP of conventional Tier II equipment. An individual fleet could range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including Simul-Frac, which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB dual-fuel equipment, and to purchase new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 452,500 HHP of Tier IV DGB dual-fuel equipment and as of December 31, 2023, we have received all of the converted and new Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet. As of December 31, 2023, we have received 144,000 HHP of FORCESM electric-powered equipment. We currently expect to receive the remaining equipment associated with the second and third fleets and all equipment associated with the fourth fleet in the first half of 2024. We have entered into contracts with customers for the use of two of our FORCESM electric-powered hydraulic fracturing fleets to provide committed services for a period of up to three years.
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

We provide dedicated equipment, personnel and services that are tailored to meet each of our customer’s needs. Each fleet has a designated team of personnel, which allows us to provide responsive and customized services, such as project design, proppant and other consumables procurement, real-time data provision and post‑completion analysis for each of our jobs. Many of our hydraulic fracturing fleets and associated personnel have worked continuously with the same customer for the past several years promoting deep relationships and a high degree of coordination and visibility into future customer activity levels. Furthermore, in light of our substantial market presence and historically high fleet utilization levels, we have established a variety of trusted relationships with key equipment, sand and other downhole consumable suppliers. We believe these strategic relationships position us to acquire equipment, parts and materials on a timely and economic basis and allow our dedicated procurement and logistics team to support consistently safe and reliable operations.
Wireline
We provide wireline and ancillary services on new oil well completions in the Permian Basin. Wireline utilizes equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, it is ready to be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy or push the perforating guns attached to the wireline through the lateral section of a well.
We own and operate a fleet of mobile wireline units and other auxiliary equipment to perform well completion services. We also refer to our wireline units, pressure control equipment, other equipment and vehicles necessary to perform a job as a "spread" and the personnel assigned to the spread as a "crew." On average, one wireline spread consists of a wireline tractor truck with a large cab functioning as a mobile office where the engineer controls the wireline spooled drum along with associated pressure control iron and equipment, trailers and vehicles. We currently have 23 wireline units.
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
We believe that our cementing segment provides an organic growth opportunity for us to expand our service offerings within our existing customer base. We currently have 40 cementing units.
Our Customers
Our customers consist primarily of oil and natural gas producers in North America. Our top five customers accounted for approximately 63.2%, 84.0% and 85.7% of our revenue, for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, Endeavor Energy Resources and XTO Energy accounted for 19.7% and 18.2%, respectively, of total revenue. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2023. There have been many recent mergers and acquisitions in the oil and gas industry. In October 2023, Pioneer Natural Resources USA, Inc. (“Pioneer”) entered into a merger agreement with Exxon Mobil Corporation. Mergers and acquisitions involving our customers could negatively impact our future business with them or positively impact our business by providing us access to potential new customers.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the "A&R Pressure Pumping Services Agreement") with Pioneer, which was initially entered into in connection with our purchase of certain pressure pumping assets and real property from Pioneer and Pioneer Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition"). The A&R Pressure Pumping Services Agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and the Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements (the “Fleet One Agreement” and “Fleet Two Agreement”) with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023.

Competition
The markets in which we operate are highly competitive. To be successful, an oilfield service company must provide services and equipment that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies’ criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company’s selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the oilfield service industry because of the capital requirements. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment portfolio and quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
We provide our services primarily in the Permian Basin, and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield service companies. Our major competitors include Halliburton Company, Liberty Energy Inc., Patterson‑UTI Energy Inc., ProFrac Holding Corp., RPC, Inc., and a number of private and locally-oriented businesses.
Seasonality
Our results of operations have historically reflected seasonal tendencies, generally in the fourth quarter, relating to the conclusion of our customers’ annual capital expenditure budgets, the holidays and inclement winter weather during which we may experience declines in our operating and financial results.
Operating Risks and Insurance
Our operations are subject to hazards inherent in the oilfield service industry, such as accidents, blowouts, explosions, fires and spills and releases that can cause personal injury or loss of life, damage or destruction of property, equipment, natural resources and the environment and suspension of operations.
In addition, claims for loss of oil and natural gas production and damage to formations can occur in the oilfield service industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims.
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
We maintain commercial general liability, workers’ compensation, business automobile, commercial property, umbrella liability, excess liability, and directors and officers insurance policies providing coverages of risks and amounts that we believe to be customary in our industry. Further, we have pollution legal liability coverage for our business entities, which would cover, among other things, third party liability and costs of clean up relating to environmental contamination on our premises while our equipment is in transit and on our customers’ job site. With respect to our operations, coverage would be available under our pollution legal liability policy for any surface or subsurface environmental cleanup and liability to third parties arising from any surface or subsurface contamination. We also have certain specific coverages for some of our businesses, including our hydraulic fracturing and wireline services.
We maintain directors and officers insurance; however, our insurance coverage is subject to certain exclusions (including, for example, any required United States Securities and Exchange Commission (“SEC”) disgorgement or penalties) and we are responsible for meeting certain deductibles under the policies. Moreover, we cannot assure you that our insurance coverage will adequately protect us from all future claims.
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
Environmental and Occupational Health and Safety Regulations
Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. For example, following the passage of laws such as the IRA 2022, it is possible that our operations may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing and wireline, permitting and greenhouse gases ("GHG") emissions. We have not experienced any material adverse effect from compliance with current requirements; however, this trend may not continue in the future.
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
Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the U.S. Environmental Protection Agency ("EPA") or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or recategorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to recategorize certain oil and natural gas exploration, development and production wastes as hazardous wastes. Several environmental organizations have also petitioned the EPA to modify existing regulations to recategorize certain oil and natural gas exploration, development and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas E&P wastes could increase our costs to manage and dispose of such wastes.
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
Climate Change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. Additionally, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of certain pollutants from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation ("DOT"), implementing GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, the EPA has recently finalized rules covering the standards of performance for methane and volatile organic compounds emissions for oil and gas facilities, including leak detection, monitoring and repair, and a "super-emitter" response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements. These requirements were finalized in 2023, but may be subject to legal challenge.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas such as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement," requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions ("NDCs") every five years after 2020. Following the president’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Some countries, including the United States, have additionally made commitments to reduce global methane emissions through initiatives such as the Global Methane Pledge, and have been called upon to phase out inefficient fossil fuel subsidies. However, the impacts of these actions are unclear at this time. For more information, see our risk factors titled "Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide" and "The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations."
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by certain candidates for public office. On January 27, 2021, the president issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risk across government agencies and economic sectors. The executive order also suspended the issuance of new leases for oil and gas development on federal land for a time; for more information, see our regulatory disclosure titled "Regulation of Hydraulic Fracturing and Related

Activities." Other actions that the current government may take include the imposition of more restrictive requirements for the development of pipeline infrastructure or liquefied natural gas export facilities or more restrictive GHG emissions limitations for oil and gas facilities. For example, in January 2024 the government announced a temporary pause on pending decisions on liquefied natural gas exports to certain countries. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies operating in the United States in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts to their investors or customers.
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
Endangered and Threatened Species. Environmental laws such as the Endangered Species Act ("ESA") and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service ("FWS") may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was a candidate species for listing under the ESA by the FWS for many years. Most recently, the dunes sagebrush lizard has been proposed for listing as endangered in July 2023, FWS has also entered into voluntary conservation agreements that implement certain protective practices for the species and authorize incidental take of the species resulting from certain covered activities, including exploration and development of oil and gas fields. However, to the extent any protections are implemented for this or any other species, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.
Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. Although several of these rulemakings have been rescinded, modified or subjected to legal challenges, new or more stringent regulations may be promulgated by the current government. For example, the Bureau of Land Management (“BLM”) recently proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. The current government has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The Department of the Interior ("DOI") has also issued a report recommending various changes to the federal leasing program, though many such changes would require congressional action. In July 2023, the BLM proposed a rule to update the fiscal terms of federal oil and gas leases, which would increase fees, rents, royalties, and bonding requirements. The rule would also add new criteria for BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. BLM anticipates a final action on the proposal in Spring 2024. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that restrict, ban or effectively ban such operations may adversely impact demand for our products and services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have previously been proposed in Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
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
Human Capital
Our employees are our key asset. Our primary human capital management objectives are to effectively engage, develop, retain and reward our employees. As of December 31, 2023, we employed approximately 2,070 people, and none of our employees are represented by a union. All of our employees work for or support our hydraulic fracturing, wireline and cementing operating segments. We believe that we have good relations with our employees. We believe that our employees are a key component of our ability to attract and retain customers as a result of their operational excellence in the field.
Some examples of significant programs and initiatives that support our objective of attracting, developing and retaining our diverse and inclusive workforce include:
•Opportunity and Engagement. We are an equal opportunity employer and prohibit discrimination against any employee and applicant on the basis of any legally protected characteristic. We believe that in order to attract and retain talent with the skill sets and expertise that can help to maximize our operational efficiencies across all levels in the Company, it is in our best interest to create a culture that is inclusive. We conducted an employee engagement survey in 2023 related to inclusion, belonging and other engagement efforts. Some examples of this effort to recruit and develop a diverse team and create an inclusive culture include:
◦a commitment to conducting business in a manner that respects all human rights in compliance within the requirements of applicable laws;
◦a commitment within our business operations to promoting and encouraging respect for human rights and fundamental freedoms for all without distinctions of any kind, such as race, color, sex, language, religion, political or other opinions;
◦working with personnel, business partners and other parties directly linked to our operations that share our commitment to these same principles;

◦maintaining employment policies reflecting our commitments, including our code of conduct, our equal employment opportunity employer policy, and our anti-harassment and anti-discrimination policy; and
◦providing an anonymous Ethics and Compliance hotline that is promoted internally and accessible from our intranet and website to make it possible for grievances regarding health and safety to be addressed early and remediated directly, in confidence and without fear of retaliation.
•Training and Safety. We offer in-depth, role-appropriate safety training upon hiring and as part of the continuous development of our employees. The safety of our employees, our customers, and the communities in which we operate is paramount. We track and evaluate safety incidents at wellsites and offices, and if an accident does occur, we aim to take actions to mitigate similar incidents from reoccurring in the future. The Company seeks to incentivize employees to focus on conducting operations in accordance with our strict safety standards and encourages employees to immediately report any breach of safety protocol. Ten percent of our executive officers’ annual target bonuses under the 2023 annual incentive program were based upon the Company’s achievement of certain safety goals, including a target total recordable incident rate.
•Professional Development. In 2023, the Company continued its focus on leadership development, targeting leadership positions including frontline supervisors and above. In addition, we sought to make improvements to our succession planning tools and process to enable greater consistency, talent identification and development planning. We also introduced behavioral optimization tools to aid individual and team performance and talent acquisition efforts.
•Compensation, Health, Wellness and Benefits. Our employee benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across the Company and we believe are consistent with those provided by our peer companies with which we compete for talent. The Company provides employees with the ability to participate in health and welfare plans, including medical, dental, life, accidental death and dismemberment and short-term and long-term disability insurance plans.
In 2023, as part of our 401(k) plan, we introduced opportunities for holistic financial wellness education and group and individual consultations for employees. The program opportunities included many crucial topics ranging from budgeting and debt management to understanding plan options and investment strategy. Concerning health benefits, in 2023 we added additional services focused on emotional and mental health, as well as certain preventative health services related to the early detection of concerns including breast cancer, diabetes and cardiovascular disease.
We also strive to give back to the areas in which we conduct business operations, and in which our employees live and work. Our employees give generously and receive up to 8 hours per year of paid time off to participate in community service. Our employee-led P.U.M.P. Committee also organizes or sponsors events in which employees can choose to participate in addition to our paid community service time benefit.
Availability of Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge on our internet website at www.propetroservices.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report or the documents incorporated by reference in this Annual Report.

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
Risks Inherent in Our Business and Industry
Our business and financial performance depends on the historically cyclical oil and natural gas industry and particularly on the level of capital spending and E&P activity within the United States and in the Permian Basin, and a decline in prices for oil and natural gas may cause fluctuation in operating results or otherwise have an adverse effect on our revenue, cash flows, profitability and growth.
Demand for most of our services depends substantially on the level of capital expenditures in the Permian Basin by companies in the oil and natural gas industry. As a result, our operations are dependent on the levels of capital spending and activity in oil and gas exploration, development and production. Demand for our services is largely dependent on oil and natural gas prices, and our customers’ well completion budgets and rig count. Prolonged low oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the completion services that we provide. Historically, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. The average WTI oil price per barrel was approximately $78, $94 and $68 for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, the volatility and overall decline in oil and natural gas prices caused a reduction in our customers’ spending and associated drilling and completion activities, which has had and may continue to have an adverse effect on our revenue and cash flows, if the WTI oil price remains highly volatile or declines in the future.
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
•the level of global oil and natural gas E&P;
•the cost of exploring for, developing, producing and delivering oil and natural gas;
•the supply of and demand for drilling and hydraulic fracturing and wireline equipment, including the supply and demand for lower emissions hydraulic fracturing and wireline equipment;
•cost increases and supply chain constraints related to our services;
•the expected decline in rates of current production;
•the price and quantity of foreign imports;
•political and economic conditions in oil and natural gas producing countries and regions, including the United States, the Middle East, Africa, South America and Russia;
•the actions taken by the United States and other countries on climate change or to transition away from fossil fuels;
•the severity and duration of world health events and related economic repercussions;
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
•political or civil unrest in the United States or elsewhere, including the Russia-Ukraine war and the conflict in the Israel-Gaza region and related instability in the Middle East, including from Houthi rebels in Yemen;
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. In 2022, Russia launched a large-scale invasion of Ukraine, leading to armed hostilities and imposition of sanctions on Russian economic trades. Since October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region has led to armed hostilities. These events, which have impacted economic activity and disrupted global supply chain dynamics, have contributed to the unpredictable nature of crude oil prices.
The cyclical nature of the oil and natural gas industry may cause our operating results to fluctuate.
We derive our revenues from companies in the oil and natural gas E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices. For example, a decline in oil and gas prices, combined with adverse changes in the capital and credit markets, could cause many E&P companies to significantly reduce their 2020 and 2021 capital budgets and drilling activity. This could result in a significant decline in demand for oilfield services and could adversely impact the prices oilfield service companies can charge for their services. These factors have materially and adversely affected our business, results of operations and financial condition. In addition, a majority of the service revenue we earn is based upon a charge for a relatively short period of time (for example, a day, a week or a month) for the actual period of time the service is provided to our customers. By contracting services on a short‑term basis, we are exposed to the risks of a rapid reduction in market prices and utilization and resulting volatility in our revenues.
The majority of our operations are located in the Permian Basin, making us vulnerable to risks associated with operating in one major geographic area.
Our operations are geographically concentrated in the Permian Basin. For the years ended December 31, 2023, 2022 and 2021, approximately 98.1%, 98.3% and 98.7%, respectively, of our revenues were attributable to our operations in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Permian Basin caused by significant governmental regulation, processing or transportation capacity constraints, market limitations, curtailment of production or interruption of the processing or transportation of oil and natural gas produced from the wells in these areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our operations, we could experience any of the same conditions at the same time, resulting in a relatively greater impact on our revenue than they might have on other companies that have more geographically diverse operations.
The IRA 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, the president signed the IRA 2022 into law. The IRA 2022 provides for hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHG through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our services.
Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a further slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and natural gas and decreased prices for oil and natural gas.
New technology may cause us to become less competitive.
The oilfield service industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. The transition to lower emissions equipment is capital intensive and could require us to convert all our conventional Tier II equipment to lower emissions equipment. If we are unable to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted. For example, many E&P companies, including our customers, are transitioning to a lower emissions operating environment and may require us to invest in equipment with lower emissions profiles. Further, we may face competitive pressure to develop, implement or acquire and deploy certain technology improvements at a substantial cost, such as our FORCESM electric-powered hydraulic fracturing fleets deployed in 2023, or the cost of implementing or purchasing a technology like FORCESM may be substantially higher than anticipated, and we may not be able to successfully implement the technologies we may purchase. In 2022, we recorded an impairment of $57.5 million on our DuraStim® electric-powered equipment because they did not meet our expectations. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies could have a material adverse effect on our business, financial condition, prospects or results of operations.
Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could limit our ability to grow.
The oilfield service industry is capital intensive. In conducting our business and operations, we have made, and expect to continue to make, substantial capital expenditures. Our total capital expenditures incurred were approximately $310.0 million, $365.3 million and $165.2 million during the years ended December 31, 2023, 2022 and 2021. We have historically financed capital expenditures primarily with funding from cash on hand, cash flow from operations, equipment and vendor financing and borrowings under our credit facility. We may be unable to generate sufficient cash from operations and other capital resources to maintain planned or future levels of capital expenditures which, among other things, may prevent us from acquiring new equipment (including equipment with a lower emissions profile) or properly maintaining our existing equipment. Any disruptions or volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. Our borrowing base was $152.0 million as of December 31, 2023. If our customer activity levels decline in the future resulting in a decrease in our eligible accounts receivable, our borrowing base could decline. This could put us at a competitive disadvantage or interfere with our growth plans. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of liquidity we have available, we could be required to seek additional sources of capital, which may include debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We may not be able to obtain any such alternative source of capital. We may be required to curtail or eliminate contemplated activities. If we can obtain alternative sources of capital, the terms of such alternative may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, geopolitical issues (including the Russia-Ukraine war and conflicts in the Israel-Gaza region), public health crises, interest rates, inflation, the availability and cost of credit in the United States and foreign financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, could precipitate an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. The historically unpredictable nature of oil and natural gas prices, and particularly the volatility over the past two years have caused a reduction in our customers’ spending and associated drilling and completion activities, which had and may continue to have an adverse effect on our revenue and cash flows. If the economic climate in the United States or abroad deteriorates or remains uncertain, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids can be sold, which could affect the ability of our customers to continue operations and adversely impact our results of operations, liquidity and financial condition.
Our indebtedness and liquidity needs could restrict our operations and adversely affect our financial condition.
Our business is capital intensive and our existing and future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including the following:
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
•    our level of debt could impair our ability to obtain additional financing, or obtain additional financing on favorable terms in the future for working capital, capital expenditures, research and development efforts, potential strategic acquisitions or other general corporate purposes;
•placing us at a competitive disadvantage relative to competitors that have less debt; and
•    our business may not generate sufficient cash flow from operations to enable us to meet our obligations under our indebtedness.

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
Furthermore, our ABL Credit Facility contains certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in the ABL Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our ABL Credit Facility, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. Further, our borrowing base, as redetermined monthly, has a borrowing base of the sum of 85.0% to 90.0% of eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the “Borrowing Base”). Changes to our operational activity levels or customer concentration levels have an impact on our total eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Facility. If our customer activity declines in the future, our borrowing base could decline. If our borrowing base is reduced below the amount of our outstanding borrowings, we will be required to repay the excess borrowings immediately on demand by the lenders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our ABL Credit Facility or any new indebtedness could have similar or greater restrictions. Please read "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility and Other Financing Arrangements."

We may record losses or impairment charges related to goodwill and long-lived assets including intangible assets.
Changes in future market conditions and prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses in our results of operations. These events could result in the recognition of impairment charges or losses from asset sales that negatively impact our financial results. Significant impairment charges or losses from asset sales as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods. For example, in 2021, we recorded loss on disposal of asset $3.5 million in connection with the sale of our two turbines. In 2022, we recorded impairment charges of $57.5 million in connection with our DuraStim® electric powered hydraulic fracturing equipment. If oil and natural gas prices trade at depressed price levels, and our equipment remains idle or under-utilized, the estimated fair value of such equipment may decline, which will result in additional impairment expense in the future.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.
Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, worksite injuries to our or third-party personnel, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including hydrochloric acid and other chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations or the loss of customers. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.
Our insurance may not be adequate to cover all losses or liabilities we may suffer. We are also self-insured up to $10 million per occurrence for certain losses arising from or attributable to fire and/or explosion at wellsites that do not have qualified fire suppression measures. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub‑limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position.
Since hydraulic fracturing activities are part of our operations, they are covered by our insurance against claims made for bodily injury, property damage and cleanup costs stemming from a sudden and accidental pollution event. However, we may not have coverage if we are unaware of the pollution event and unable to report the "occurrence" to our insurance company within the time frame required under our insurance policy. In addition, these policies do not provide coverage for all liabilities, and the insurance coverage may not be adequate to cover claims that may arise, or we may not be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
A terrorist attack, armed conflict or political or civil unrest could harm our business.
Terrorist activities, anti‑terrorist efforts, other armed conflicts and political or civil unrest, including the Russia-Ukraine war and conflicts in the Israel-Gaza region, could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, refineries or transportation facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our services. Terrorist activities, the threat of potential terrorist activities, political or civil unrest and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
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
The frequency and magnitude of cybersecurity attacks is increasing and attackers have become more sophisticated. Cybersecurity attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not identifiable until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
The U.S. government has issued public warnings indicating that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period. Our systems and insurance coverage (if any) for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses (including potential reputational loss) we may experience as a result of the realization of such risks. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate the effects of cyber incidents.
We utilize technologies, controls and procedures, as well as internal staff and external service providers to protect our systems and data, to identify and remediate vulnerabilities and to monitor and respond to threats. However, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. No security measure is infallible. If we or the third parties with whom we interact were to experience a successful attack, the potential consequences to our business, workforce and the communities in which we operate could be significant, including financial losses, regulatory fines, loss of business, an inability to settle transactions or maintain operations, litigation costs, remediation costs, disruptions related to investigation, and significant damage to our reputation.
We may grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.
We have completed and may in the future pursue, asset acquisitions or acquisitions of businesses. Any acquisition of assets or businesses involves potential risks, including the failure to realize expected profitability, growth or accretion; environmental or regulatory compliance matters or liability; title or permit issues; the incurrence of significant charges, such as impairment of goodwill, property and equipment or intangible assets or restructuring charges; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. The process of upgrading acquired assets to our specifications and integrating acquired assets or businesses may also involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a significant amount of time and resources and may divert management’s attention from existing operations or other priorities. For example, in 2023, we acquired the assets and operations of Par Five, and we are in the process of fully integrating all parts of the acquired business into our operations.
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

The U.S. inflation rate steadily increased in 2021 and 2022 before decreasing to a moderate level in 2023. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2023 and the U.S. Federal Reserve may continue to raise benchmark interest rates into 2024 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass-through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.
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
The majority of our revenue is generated from our hydraulic fracturing services. Due to the large percentage of our revenue historically derived from our hydraulic fracturing services with recurring customers and the limited availability of our fracturing units, we have had some degree of customer concentration. Our top ten customers represented approximately 85.5%, 91.2% and 91.4% of our consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively. It is likely that we will depend on a relatively small number of customers for a significant portion of our revenue in the future. If a major customer fails to pay us, revenue would be impacted and our operating results and financial condition could be harmed. Additionally, if we were to lose any material customer, we may not be able to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels.
Endeavor Energy Resources and XTO Energy accounted for 19.7% and 18.2%, respectively, of our revenue for the year ended December 31, 2023. If either of these customers were to significantly reduce or discontinue our services, it could have a material adverse effect on our financial condition, results of operations and cash flows. There have been many recent mergers and acquisitions in the oil and gas industry. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation. Mergers and acquisitions involving our customers could negatively impact our future business with them or positively impact our business by providing us access to potential new customers.
We face significant competition that may cause us to lose market share, and competition in our industry has intensified during the industry downturn.
The oilfield service industry is highly competitive and has relatively few barriers to entry. The principal competitive factors impacting sales of our services are price, reputation and technical expertise, equipment and service quality and health and safety standards. The market is also fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. For instance, our larger competitors may offer services at below‑market prices or bundle ancillary services at no additional cost to our customers. We compete with large national and multi‑national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis.
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
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re‑market or otherwise use the production could have a material adverse effect on our business, results of operations and financial condition. In weak economic environments, we may experience increased delays and failures to pay due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets or other sources of capital. The unpredictable nature of oil and gas prices in recent years and other factors may have negatively impacted the financial condition and liquidity of some of our customers, and future declines or continued volatility could impact their ability to meet their financial obligations to us. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.
Our business depends upon the ability to obtain specialized equipment, parts and key raw materials, including sand and chemicals, from third‑party suppliers, and we may be vulnerable to delayed deliveries and future price increases.
We purchase specialized equipment, parts and raw materials (including, for example, frac sand, chemicals and fluid ends) from third party suppliers and affiliates. In some cases, our customers are responsible for supplying necessary raw materials (including frac sand), parts and/or equipment. At times during the business cycle, there is a high demand for hydraulic fracturing and other oilfield services and extended lead times to obtain equipment and raw materials needed to provide these services. For example, in 2021 and 2022, there was significant disruption in supply chains around the world caused by the COVID-19 pandemic that impacted our operations. Should our current suppliers (or our customers’ suppliers where applicable) be unable or unwilling to provide the necessary equipment, parts or raw materials or otherwise fail to deliver the products timely and/or in the quantities required, any resulting delays in the provision of our services could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, future price increases for this type of equipment, parts and raw materials could negatively impact our ability to purchase new equipment, to update or expand our existing fleets, to timely repair equipment in our existing fleets or meet the current demands of our customers.
We may be required to pay fees to certain of our Sand Suppliers based on minimum volumes under long-term contracts regardless of actual volumes received.
We enter into purchase agreements with the Sand Suppliers to secure supply of sand in the normal course of our business. The agreements with the Sand Suppliers require that we purchase minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our current agreements with Sand Suppliers expire at different times prior to December 31, 2025.
Disruption of our supply chain could adversely impact our ability to provide our services.
Our suppliers use multiple forms of transportation to bring their products to market, including truck, ocean and air-cargo shipments. Disruption to the timely supply of raw materials, parts and finished goods or increases in the cost of transportation services, including due to general inflationary pressures, cost of fuel and labor, labor disputes, governmental regulation or governmental restrictions limiting specific forms of transportation, could have an adverse effect on our ability to provide our services, which would adversely affect our results of operations, cash flows and financial position.
Risks Related to Employees
We rely on a few key employees whose absence or loss could adversely affect our business.

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, such as our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Chief Commercial Officer and General Counsel could disrupt our operations. We do not maintain "key person" life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
If we are unable to employ a sufficient number of skilled and qualified workers, our capacity and profitability could be diminished and our growth potential could be impaired.
The delivery of our services requires skilled and qualified workers with specialized skills and experience who can perform physically demanding work. As a result of the volatility of the oilfield service industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a less challenging work environment at wage rates that are competitive. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled workers. As a result of the physical nature of our operations, we have experienced difficulties in attracting and retaining skilled workers. If demand for our services increases, we may experience difficulty in hiring or re-hiring skilled and unskilled workers in the future to meet that demand. At times, the demand for skilled workers in our geographic areas of operations is high, and the supply is limited. As a result, competition for experienced oilfield service personnel is intense, and we face significant challenges in competing for crews and management with large and well‑established competitors. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Furthermore, if we are unable to adjust wages to account for rapidly rising inflationary cost, there could be a reduction in the available skilled labor force we could attract or retain. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
Risks Related to Regulatory Matters
We are subject to environmental laws and regulations, and future compliance, claims, and liabilities relating to such matters may have a material adverse effect on our results of operations, financial position or cash flows.
The nature of our operations, including the handling, storing, transporting and disposing of a variety of fluids and substances, including hydraulic fracturing fluids, which can contain substances such as hydrochloric acid, and other regulated substances, air emissions and wastewater discharges exposes us to some risks of environmental liability, including the release of pollutants from oil and natural gas wells and associated equipment to the environment. The cost of compliance with these laws can be significant. Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair our ability to conduct our operations. Such liability is commonly on a strict, joint and several liability basis, without regard to fault. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. Environmental laws and regulations have changed in the past, and they may change in the future and become more stringent. For example, the current government has made climate change a focus of its administration. For more information, see our risk factor titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.” Separately, current and future claims and liabilities may have a material adverse effect on us because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. The ultimate costs of these liabilities are difficult to determine and may exceed any reserves we may have established. If existing environmental requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future GHG emissions. As a result, our operations as well as the operations of our oil and natural gas E&P customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. Additionally, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of certain pollutants from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. In September 2020, the government revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and the president signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA finalized a rule that established OOOOb more stringent new source and OOOOc first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Under the final rule, states will have two years to prepare and submit their plans to impose methane emissions controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair equipment, and reduction of emissions by 95% through capture and control systems. The rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a "super-emitter" response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. It is likely that these requirements will be subject to legal challenge. Failure to comply with these new methane rules may result in substantial fines and penalties for non-compliance, as well as injunctive relief. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas such as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement, requires member states to submit non-binding, individually-determined reduction goals known as NDCs every five years after 2020. Following the president’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties ("COP26") in Glasgow in November 2021, the United States and the European Union jointly announced the launch of the Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At the 27th Conference of the Parties in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties (“COP28”) in December 2023, countries reached an agreement to tackle climate change by transitioning away from fossil fuels in energy systems in a just, orderly and equitable manner. The agreement set global targets to triple the capacity of renewable energy like wind and solar power, and to double the rate of energy efficiency improvements, both by 2030, and also called on countries to accelerate low- and zero-emission technologies like carbon capture and storage. Although no firm commitment or timeline to transition away from fossil fuels was made at COP28, there can be no guarantees that countries will not seek to implement plans to transition away from fossil fuels in the future. Additionally, the agreements could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. However, the impacts of these actions are unclear at this time.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement, requires member states to submit non-binding, individually-determined reduction goals known as NDC’s every five years after 2020. Following the president’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, the impacts of these actions are unclear at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by certain candidates for public office. On January 27, 2021, the president issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risk across government agencies and economic sectors. The executive order also suspended the issuance of new leases for oil and gas development on federal land; for more information, see our risk factor titled "Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays."
Other actions that the current government may take include the imposition of more restrictive requirements for the development of pipeline infrastructure or liquefied natural gas export facilities, or more restrictive GHG emissions limitations for oil and gas facilities. For example, on January 26, 2024, the president announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place.Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies operating in the United States in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or that such companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts to their investors or customers.
There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, the Federal Reserve has issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. In January 2023, the Federal Reserve launched a pilot climate scenario analysis exercise, with six of the United States’ largest banks participating to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Additionally, the SEC released a final rule on climate-related disclosures on March 6, 2024, requiring the disclosure of certain climate-related risks and financial impacts, as well as GHG emissions. Large accelerated filers will be required to incorporate the applicable climate-related disclosures into their filings beginning in fiscal year 2025, with additional requirements relating to the disclosure of Scope 1 and 2 GHG emissions, if material, and attestation reports for certain large accelerated filers subsequently phasing in. Similarly, certain states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. While we are still assessing our obligations under the rule, enhanced climate-related disclosure requirements could increase our operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. We also cannot predict how financial institutions and investors might consider any information disclosed under any such requirements when making investment decisions, and as a result it is possible that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital.
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
Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has previously issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment. Separately, the BLM finalized a rule governing hydraulic fracturing on federal lands but this rule was subsequently rescinded. Although several of these rulemakings have been rescinded, modified or subjected to legal challenges, new or more stringent regulations may be promulgated by the government. For example, the BLM recently proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. In January 2021, the president issued an executive order suspending new leasing activities, but not operations under existing leases, for oil and gas E&P on non-Indian federal lands pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices that take into consideration potential climate and other impacts associated with oil and gas activities on such lands and waters. Although the leasing pause was effectively halted by a permanent injunction in August 2022, in response to the executive order, the DOI issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. In July 2023, the BLM proposed a rule to update the fiscal terms of federal oil and gas leases, which would increase fees, rents, royalties, and bonding requirements. The rule would also add new criteria for BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. BLM anticipates a final action on the proposal in Spring 2024. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. However, any regulations that ban or effectively ban such operations may adversely impact demand for our products and services. Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in previous sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.
Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In particular, the Oklahoma Corporation Commission released well completion seismicity guidelines for operators in the SCOOP and STACK require hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has previously issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The TRRC has adopted similar rules and, in September 2021, issued a notice to disposal well operators in the Gardendale Seismic Response

Area near Midland, Texas to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18 month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. Subsequently, the TRRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. The Gardendale Seismic Response area has since been expanded in response to an additional earthquake in December 2022, covering 17 additional wells. In December 2023, a further 23 deep disposal well permits were suspended in the Northern Culberson-Reeves Seismic Response Area. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our customers’ costs or require them to suspend operations, which may adversely impact demand for our products and services.
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
Increased attention to ESG matters, conservation measures, commercial development and technological advances could reduce demand for oil and natural gas and our services.
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
Risks Related to our Tax Matters
Our ability to use our NOLs may be limited.
The Tax Cuts and Jobs Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. As of December 31, 2023, we had approximately $296.6 million of U.S. federal NOLs, some of which will begin to expire in 2035. Approximately $87.7 million of our U.S. federal NOLs relate to pre-2018 periods. As of December 31, 2023, our state net operating losses were approximately $48.1 million and will begin to expire in 2030.
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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.
We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.
Risks Inherent to an Investment in our Common Stock
We have identified a material weakness in our internal control over financial reporting with regard to segregation of certain accounting duties and management review controls. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements, cause us to fail to meet our reporting obligations, investors may lose confidence in our financial reporting, and our stock price may decline as a result or cause us to fail to meet our reporting obligations.
In connection with the preparation of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting, resulting from our failure to maintain adequate segregation of duties or sufficient compensating management review controls to effectively mitigate an inadequate system access control configuration in our accounting system in which manual journal entry approvers can modify the entries before posting. This deficiency is solely related to manual journal entries and has no impact on system-generated journal entries flowing through our accounting system and other feeder systems. Due to this control deficiency, other manual-dependent controls were deemed ineffective. This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weakness, our management believes that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

We have taken steps to remediate this material weakness and plan to take additional steps to further improve our overall internal control environment. We have implemented a segregation of duties conflict process by limiting access of certain employees of the Company who are owners of management review controls; tested whether this access resulted in any inappropriate entries being recorded or revised and concluded that no such instances occurred; implemented a technical solution to ensure that access to our system of records adequately limits incompatible duties and strengthened our monitoring and review controls over journal entry processing; and implemented control activities related to additional independent reviews of manual entries posted in the accounting system and are currently evaluating additional procedures to further strengthen the Company’s overall segregation of duties. These actions are subject to ongoing management review and the oversight of our Audit Committee and Board.

The material weakness described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.
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
On May 17, 2023, the Company's Board approved a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock through and including May 31, 2024. There is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that the repurchase program will be fully consummated or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to the Company from our share repurchase program. For example, the current government has proposed increasing the amount of the excise tax from 1% to 4%. However, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have established an Information Security Management System (the “ISMS”), which is integrated into our overall risk management system, to help us achieve our business goals. The ISMS defines our information security risk management approach and specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a risk assessment framework within the context of our overall business risks. The ISMS also specifies the requirements for implementing security controls designed to meet the needs of individual departments or parts thereof.
Risk Management and Strategy
Our cybersecurity strategy focuses on implementing controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. We have processes in place designed to assess, identify, manage, and address material cybersecurity threats and incidents, including: annual security awareness training for employees, mechanisms designed to detect and monitor unusual network activity, and containment and incident response tools. Our ISMS is designed to help us identify and manage material risks from cybersecurity threats, and as part of our ISMS, we engage a range of third-party service providers, including assessors, consultants, and auditors, to assist us in these processes. Our risk assessment framework involves an information security risk assessment procedure that helps us identify potential cybersecurity threats and vulnerabilities (including relating to the use of third-party service providers) and then determine strategies to mitigate or counter the threats. As part of this process, we conduct annual penetration testing utilizing a third-party service provider. We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate. Our Information Technology Director also works with third-party service providers to assess potential cybersecurity threats and determines risk scores based on the likelihood of threats and the potential impacts of the threats, prioritizes risk and determines and recommends to our management controls aimed to counter such threats. We assess third-party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addenda to our contracts where applicable.
We also maintain procedures designed to protect the security of personally identifiable information, and our Privacy Policy provides details regarding the collection, storage, usage, and destruction of data. We require all employees to engage in data-security training upon hire and receive ongoing training thereafter. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate.
Governance
Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our cybersecurity risk management efforts are led by our Information Technology Director, who oversees our cybersecurity activities and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents as part of our ISMS. The Information Technology Director is part of the Company’s Security Committee and reports to the Security Committee with respect to emerging cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. Our Security Committee, comprised of the Information Technology Director, the Chief Financial Officer, the Chief Legal Counsel and the Vice President of Human Resources is ultimately responsible for the implementation of our cybersecurity risk management processes. To facilitate effective oversight, our Security Committee holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging cybersecurity risks. The Security Committee has experience managing enterprises relying on technology and business systems with cybersecurity risks and consults with trusted advisors where appropriate.
The audit committee of our Board is responsible for oversight of risks from cybersecurity threats. The Information Technology Director presents an update on cybersecurity risk management to the audit committee of our Board during quarterly meetings and the audit committee reports to the Board.

Impact of Risks from Cybersecurity Threats
As of the date of this report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Part I, "Item 1A. Risk Factors" of this Annual Report for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.
Item 2.     Properties.
Our corporate headquarters is located at 303 W. Wall Street, Suite 102, Midland, Texas 79701. In addition to our headquarters, we also own and lease other properties that are used for field offices, yards or storage in the Permian Basin. We believe that our facilities are adequate for our current operations.
Item 3.     Legal Proceedings.
Disclosure concerning legal proceedings is incorporated by reference to "Note 18. Commitments and Contingencies— Contingent Liabilities" of our Consolidated Financial Statements contained in this Annual Report.
From time to time, we may be subject to various other legal proceedings and claims incidental to or arising in the ordinary course of our business.
Item 4.     Mine and Safety Disclosures.
None.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On March 22, 2017, we consummated our initial public offering of our common stock at a price of $14.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol "PUMP."
Holders
As of December 31, 2023, there were 109,483,281 shares of common stock outstanding, held of record by twelve holders. The number of record holders of our common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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

Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1, 2023 to October 31, 2023	894,300	$10.21	894,300	$54,611,997
November 1, 2023 to November 30, 2023	213,967	$9.75	213,967	$52,526,741
December 1, 2023 to December 31, 2023	505,455	$8.44	505,455	$48,261,638
Total	1,613,722	$9.59	1,613,722	$48,261,638
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

Performance Graph
The annual changes for the periods shown in the following graph are based on the assumption that $100 had been invested in our common stock, the Russell 2000 Index ("Russell 2000") and a self-constructed peer group index of comparable companies ("Peer Group") on December 31, 2018, and that all dividends were reinvested at the closing prices of the dividend payment dates. The relevant companies included in our Peer Group consists of Liberty Energy Inc., Patterson-UTI Energy, Inc., RPC, Inc., Calfrac Well Services Ltd., and Mammoth Energy Services, Inc. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on the last trading date of 2023. The calculations exclude trading commissions and taxes. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Date	Peer Group	Russell 2000	ProPetro Holding Corp.
12/31/2018	$100.0	$100.0	$100.0
12/31/2019	$70.8	$125.5	$91.3
12/31/2020	$45.4	$150.6	$59.7
12/31/2021	$56.9	$172.9	$65.8
12/31/2022	$108.5	$137.6	$84.2
12/31/2023	$92.1	$160.9	$68.0

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
Basis of Presentation
This discussion of our results omits our results of operations and cash flows for the year ended December 31, 2021 and the comparison of our results of operations for the years ended December 31, 2022 and 2021, which may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
Unless otherwise indicated, references in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to "ProPetro Holding Corp.," "the Company," "we," "our," "us" or like terms refer to ProPetro Holding Corp. and its subsidiaries.
Overview
Our Business
We are a leading integrated oilfield service company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline and other complementary oilfield completion services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region.
Our completion services includes our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 78.5% of our total revenues and operations. Our total available hydraulic horsepower ("HHP") at December 31, 2023 was 1,461,500 HHP, which was comprised of 452,500 HHP of our Tier IV Dynamic Gas Blending (“DGB”) dual-fuel equipment, 144,000 HHP of FORCESM electric-powered equipment and 865,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and to purchase new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 452,500 HHP of Tier IV DGB dual-fuel equipment and as of December 31, 2023, we have received all of the converted and new Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet. As of December 31, 2023, we have received 144,000 HHP of FORCESM electric-powered equipment. We currently expect to receive the remaining equipment associated with the second and third fleets and all equipment associated with the fourth fleet in the first half of 2024.
On November 1, 2022, we consummated the acquisition of all of the outstanding limited liability company interests of Silvertip Completion Services Operating, LLC (the “Silvertip Acquisition”), which provides wireline perforation and ancillary services solely in the Permian Basin in exchange for 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of certain other closing and transaction costs. At December 31, 2023, we had 23 wireline units available to provide wireline perforation and ancillary services. The Silvertip Acquisition positions the Company as a more resilient and diversified completions-focused oilfield service provider headquartered in the Permian Basin.

On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin, in exchange for $25.4 million of cash. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
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

We have historically conducted our business through four operating segments: hydraulic fracturing, wireline, cementing and coiled tubing. Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria and were aggregated into the “Completion Services” reportable segment and our coiled tubing operations (which were divested in September 2022) were shown in the “All Other” category. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing and our divested coiled tubing segments are not material, are not separately reportable, and are included within the “All Other” category. Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, please see reportable segment information in Part II - Item 8, "Financial Statements and Supplementary Data."

Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Pumping Services, LLC in the Pioneer Pressure Pumping Acquisition in exchange for 16.6 million shares of our common stock and $110.0 million in cash, and concurrently entered into a pressure pumping services agreement (the "Pioneer Services Agreement") with Pioneer.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the “A&R Pressure Pumping Services Agreement”) to replace the Pioneer Services Agreement that was entered into in connection with the Pioneer Pressure Pumping Acquisition. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements (the “Fleet One Agreement” and the “Fleet Two Agreement”) with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation.
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
Since October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region has led to significant armed hostilities. The geopolitical and macroeconomic consequences of this conflict remain uncertain, and such events, or any further hostilities in the Israel-Gaza region or elsewhere, could severely impact the world economy, the demand for and price of crude oil and the oil and gas industry generally and may adversely affect our financial condition.
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the WTI average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. However, in 2023, the WTI average crude oil price declined to approximately $78 per barrel. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, concerns over a potential disruption of Middle Eastern oil supplies resulting from the ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, recent OPEC+ production cuts of approximately 1.3 million barrels per day and concerns of a potential global recession resulting from high inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there was a significant increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of 2022, according to the Baker Hughes Company (“Baker Hughes”). Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 13% decrease in the rig count in 2023 to 309 at the end of 2023 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, or further declines in crude oil prices would negatively impact our business, financial condition and results of operations. See Part II, Item 1A. "Risk Factors—We may be adversely affected by the effects of inflation."
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCESM electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing available equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022 and 60% in 2023, and expect to increase to approximately 65% by the end of the first half of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
If the Permian Basin rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also continue to improve. If the rig count or market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations and cash flows.
Our results of operations have historically reflected seasonal tendencies, typically in the fourth quarter, relating to the holiday season, inclement winter weather and exhaustion of our customers' annual budgets. As a result, we typically experience declines in our operating and financial results in November and December, even in a stable commodity price and operations environment.
2023 Operational Highlights
Over the course of the year ended December 31, 2023:
•improved pricing and increased operational efficiency at wellsites;
•our average effectively utilized hydraulic fracturing fleet count was approximately 15 active fleets, consistent with 15 active fleets in 2022;
•successfully integrated our wireline business with our existing hydraulic fracturing and cementing businesses;

•deployed two FORCESM electric-powered hydraulic fracturing fleets with a total capacity of 120,000 HHP, and transitioned 452,500 HHP of our equipment portfolio to lower emissions, Tier IV DGB dual-fuel equipment. By adding two additional electric fleets by the end of the first half of 2024, our available equipment portfolio is expected to be comprised of approximately 65% lower emissions (FORCESM electric and Tier IV DGB dual-fuel), and 35% conventional diesel equipment;
•published our inaugural sustainability report, which describes our commitment to building a sustainable business that supports the safe, reliable production of the energy the world needs by offering competitive, value-driving services to customers, while benefitting our shareholders, communities, and other stakeholders; and
•on December 1, 2023, we consummated the purchase of the assets and operations of Par Five, which provides cementing services in the Delaware Basin.
2023 Financial Highlights
Financial highlights for the year ended December 31, 2023:
•revenue increased $350.7 million, or 27.4%, to $1,630.4 million, as compared to $1,279.7 million for the year ended December 31, 2022;
•cost of services (exclusive of depreciation and amortization) increased $249.0 million or 28.2% to $1,131.8 million, as compared to $882.8 million for the year ended December 31, 2022; cost of services as a percentage of revenue increased to 69.4% in 2023 compared to 69.0% for the year ended December 31, 2022;
•general and administrative expenses, inclusive of stock-based compensation, increased $2.6 million, or 2.3% to $114.4 million, as compared to $111.8 million for the year ended December 31, 2022;
•no impairment expense was recorded during the year December 31, 2023, compared to $57.5 million impairment expense recorded during the year ended December 31, 2022 related to our DuraStim® electric-powered hydraulic fracturing equipment;
•net income was $85.6 million, compared to $2.0 million for the year ended December 31, 2022. Diluted net income per common share was $0.76, compared to $0.02 for the year ended December 31, 2022. Adjusted EBITDA of approximately $404.0 million increased 27.6%, compared to $316.6 million for the year ended December 31, 2022 (see reconciliation of Adjusted EBITDA to net income in the subsequent section "How We Evaluate Our Operations");
•our total liquidity was $134.4 million, consisting of cash, cash equivalents and restricted cash of $33.4 million and remaining availability of $101.0 million under our ABL Credit Facility; $45.0 million of borrowings as of December 31, 2023 under our ABL Credit Facility; and
•the Company repurchased and retired 5.8 million shares of common stock for an aggregate of $51.7 million, an average price per share of $8.93 including commissions, under the repurchase program. As of December 31, 2023, $48.3 million remained authorized for future repurchases of common stock under the repurchase program.
•In connection with the review of our power ends estimated useful life, effective January 1, 2023, we are writing off the remaining book value of power ends that prematurely fail as accelerated depreciation. These write-off amounts were $12.5 million, $11.8 million, $8.4 million and $6.0 million for the three months ended March, 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively. However, to conform to prior year presentation, we have presented these write-off amounts within loss on disposal of assets for the year ended December 31, 2023. In 2022 and 2021, we wrote off the remaining book value of prematurely failed and disposed of power ends to loss on disposal of assets.
Our Assets and Operations
Completion services includes our hydraulic fracturing, wireline and cementing operations. We primarily provide these services to E&P companies in the Permian Basin. During the year ended December 31, 2023, our hydraulic fracturing, wireline and cementing operations accounted for 78.5%, 14.1% and 7.4% of our total revenue, respectively. Our equipment has been designed to handle Permian Basin specific operating conditions and the region’s increasingly high‑intensity well completions, which are characterized by longer horizontal wellbores, more frac stages per lateral and increasing amounts of proppant per well. We plan to continually reinvest in our equipment to ensure optimal performance and reliability.

How We Generate Revenue
We generate revenue through our completion services, and more specifically, by providing hydraulic fracturing services to our customers. We own and operate a fleet of mobile hydraulic fracturing, wireline and cementing units and other auxiliary equipment to perform completion services to E&P companies. We also provide personnel and services that are tailored to meet each of our customers’ needs.
Hydraulic fracturing operations account for a significant portion of our total revenue. We charge our customers on a per‑job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant and chemicals to be used and other parameters of the job.
In addition to hydraulic fracturing services, we generate revenue through other completion services that we provide to our customers, including cementing, wireline and other related services. These completion services are complementary to each other and are undertaken in unison with hydraulic fracturing services. They are provided through various contractual arrangements, including on a turnkey contract basis, in which we set a price to perform a particular job, or a daywork contract basis, in which we are paid a set price per day for our services. We are also sometimes paid by the hour for these complementary services.
Demand for our services is largely dependent on oil and natural gas prices, and our customers’ well completion budgets and rig count. Our revenue, profitability and cash flows are highly dependent upon prevailing crude oil prices and expectations about future prices. For many years, oil prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. The average WTI oil price per barrel was approximately $78, $94 and $68 for the years ended December 31, 2023, 2022 and 2021, respectively. In January 2024, the WTI oil price was approximately $74 per barrel. If the WTI oil price declines in the future or remains highly volatile, demand for our services may be negatively impacted, which could result in a significant decrease in our future profitability and cash flows. We monitor oil and natural gas prices and the Permian Basin rig count to enable us to more effectively plan our business and forecast the demand for our services.
The historical weekly average Permian Basin rig count based on Baker Hughes rig count information was as follows:

	Year Ended December 31,
Drilling Rig Type (Permian Basin)	2023	2022	2021
Directional	3	3	2
Horizontal	323	318	227
Vertical	9	14	11
Total	335	335	240

Average Permian Basin rig count to U.S. rig count	48.7%	46.3%	50.5%
Costs of Conducting our Business
The principal direct costs involved in operating our business are direct labor, expendables and other direct costs.
Direct Labor Costs. Payroll and benefit expenses related to our crews and other employees that are directly or indirectly attributable to the effective delivery of services are included in our operating costs. Direct labor costs amounted to 28.7% and 27.7% of total costs of service for the years ended December 31, 2023 and 2022, respectively. The increase in our direct labor costs percentage is driven by wage adjustments and higher headcount resulting from business acquisitions.
Expendables. Expendables include the product and freight costs associated with proppant, chemicals and other consumables used in our completion services and other operations. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand and chemicals demanded when providing hydraulic fracturing services. Expendable product costs comprised approximately 32.9% and 33.6% of total costs of service for the years ended December 31, 2023 and 2022, respectively. The percentage decrease in our expendables in 2023 was primarily attributable to certain customers electing to directly source sand and the associated logistics.
Other Direct Costs. We incur other direct expenses related to our service offerings, including the costs of fuel, repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Fuel is consumed both in the operation and movement of our equipment. Repairs and maintenance costs are expenses directly related to upkeep of equipment, which have been amplified by the demand for higher horsepower jobs. Capital expenditures to upgrade or extend the useful life of equipment are capitalized and are not included in other direct costs. Other direct costs were 38.4% and 38.7% of total costs of service for the years ended December 31, 2023 and 2022, respectively.

How We Evaluate Our Operations
Our management uses Adjusted EBITDA or Adjusted EBITDA margin to evaluate and analyze the performance of our various operating segments.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, (iii) other expense/(income) and (iv) other unusual or nonrecurring (income)/expenses, such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
The following tables provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income (loss) for each of our reportable segments for the specified periods (in thousands):

	Hydraulic Fracturing	Wireline	All Other
Year ended December 31, 2023
Net income	$131,343	$42,051	$17,882
Depreciation and amortization	156,057	18,762	5,845
Interest expense	1,014	—	14
Loss on disposal of assets	71,756	562	796
Other expense (1)	6,000	—	—
Other general and administrative expense	4	—	28
Retention bonus and severance expense	635	555	100
Adjusted EBITDA	$366,809	$61,930	$24,665

	Hydraulic Fracturing	Wireline	All Other
Year ended December 31, 2022
Net income (loss)	$71,697	$5,388	$(7,865)
Depreciation and amortization	117,753	2,619	7,329
Impairment expense (2)	57,454	—	—
Loss (gain) on disposal of assets	88,765	(77)	13,953
Other income (3)	(2,668)	(4)	—
Other general and administrative expense (4)	5,124	—	—
Severance expense	1,061	—	17
Adjusted EBITDA	$339,186	$7,926	$13,434

	Hydraulic Fracturing	Wireline	All Other
Year ended December 31, 2021
Net loss	$(15,292)	$—	$(427)
Depreciation and amortization	124,999	—	8,076
Loss on disposal of assets	64,986	—	14
Severance expense	—	—	30
Adjusted EBITDA	$174,693	$—	$7,693
____________________
(1)Includes settlement expenses resulting from routine audits.
(2)Represents expense in connection with the impairment of our DuraStim® electric-powered hydraulic fracturing equipment.
(3)Includes $2.7 million of non-cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer.
(4)Includes legal settlement to a vendor and other legal matters, net of reimbursement from insurance carriers.

Results of Operations
In 2023, we conducted our business through three operating segments: hydraulic fracturing, wireline, and cementing. Our cementing operating segment and coiled tubing operations are shown in the “All Other” category for segment reporting purposes. We disposed of our coiled tubing assets and shut down our coiled tubing operations effective September 1, 2022.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

(in thousands, except percentages)
	Year Ended December 31,		Change
	2023	2022	Variance	%

Revenue
Hydraulic Fracturing	$1,280,523	$1,143,216	$137,307	12.0%
Wireline	229,599	31,188	198,411	636.2%
All Other (1)	120,277	105,297	14,980	14.2%
Total revenue	1,630,399	1,279,701	350,698	27.4%

Cost of services (2)
Hydraulic Fracturing	886,157	776,021	110,136	14.2%
Wireline	155,357	21,141	134,216	634.9%
All Other (1)	90,287	85,658	4,629	5.4%
Total cost of services	1,131,801	882,820	248,981	28.2%

General and administrative expense (3)	114,354	111,760	2,594	2.3%
Depreciation and amortization	180,886	128,108	52,778	41.2%
Impairment expense	—	57,454	(57,454)	(100.0)%
Loss on disposal of assets	73,015	102,150	(29,135)	(28.5)%
Interest expense	5,308	1,605	3,703	230.7%
Other expense (income)	9,533	(11,582)	21,115	182.3%
Income tax expense	29,868	5,356	24,512	457.7%
Net income	$85,634	$2,030	$83,604	4,118.4%

Adjusted EBITDA (4)	$403,960	$316,590	$87,370	27.6%
Adjusted EBITDA Margin (4)	24.8%	24.7%	0.1%	0.4%

Hydraulic Fracturing segment results of operations:
Revenue	$1,280,523	$1,143,216	$137,307	12.0%
Cost of services	$886,157	$776,021	$110,136	14.2%
Adjusted EBITDA	$366,809	$339,186	$27,623	8.1%
Adjusted EBITDA Margin (5)	28.6%	29.7%	(1.1)%	(3.7)%
____________________
(1)    Includes our cementing and our disposed of coiled tubing operations.
(2)    Exclusive of depreciation and amortization.
(3)    Inclusive of stock‑based compensation.
(4)    For definitions of the non‑GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations." Included in our Adjusted EBITDA is reservation and idle fees of $0 and $27.0 million for the years ended December 31, 2023 and 2022, respectively.

(5)    The non‑GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenues for the Hydraulic Fracturing segment.

Revenue.  Revenue increased 27.4%, or $350.7 million, to $1,630.4 million for the year ended December 31, 2023, as compared to $1,279.7 million for the year ended December 31, 2022. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues increased 12.0%, or $137.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to the increase in our existing and new customers' activity levels, resulting in higher demand for completion services, and improved pricing. Our effectively utilized hydraulic fracturing fleet count was flat at 15 active fleets for the year ended December 31, 2023, as in the year ended December 31, 2022. The effectively utilized fleet count is determined by dividing the total number of days our fleets were actively working at wellsites during the month by 25 days (predetermined number of expected active work days in the month). Our revenue for the years ended December 31, 2023 and December 31, 2022 included reservation fees charged to a customer of approximately $0 and $27.0 million, respectively.
Wireline. Our wireline segment revenue increased 636.2%, or $198.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to a full year of activity for the year ended December 31, 2023 compared to only 61 days of activity during year ended December 31, 2022 since the wireline business was acquired on November 1, 2022.
All Other. Revenue from the All Other category comprising of our cementing and our disposed of coiled tubing operations increased 14.2%, or $15.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to the increase in our existing and new customers' activity levels, resulting in higher demand for completion services, and improved pricing, partially offset by the discontinuation of our coiled tubing operations effective September 1, 2022.
Cost of Services.  Cost of services increased 28.2%, or $249.0 million, to $1,131.8 million for the year ended December 31, 2023, from $882.8 million during the year ended December 31, 2022. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services for our hydraulic fracturing segment increased $110.1 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to increased activity levels resulting from the increased demand for our services as compared to 2022, and the impact of general cost inflation. As a percentage of hydraulic fracturing revenues (including reservation fees), hydraulic fracturing cost of services increased to 69.2% for the year ended December 31, 2023, as compared to 67.9% for the year ended December 31, 2022. Excluding reservation fees revenue of $0 and $27.0 million for the years ended December 31, 2023 and 2022, respectively, our hydraulic fracturing cost of services as a percentage of hydraulic fracturing revenues for the years ended December 31, 2023 and 2022 was approximately 69.2% and 69.5%, respectively. The decrease was a result of increased operational efficiencies and improved customer pricing, partially offset by costs of $38.0 million associated with the replacement of fluid ends during the year ended December 31, 2023. Fluid ends were capitalized and depreciated in 2022. Effective January 1, 2023, the Company commenced expensing fluid ends as part of cost of services rather than capitalizing fluid ends as part of property and equipment as a result of the change in estimated useful life.
Wireline. Our wireline segment cost of services increased 634.9%, or $134.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to a full year of activity for the the year ended December 31, 2023 compared to only 61 days of activity during year ended December 31, 2022 since the wireline business was acquired on November 1, 2022.
All Other. Cost of services for the All Other category comprising of our cementing and our disposed of coiled tubing operations increased 5.4%, or $4.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to increased activity levels resulting from the increased demand for our services as compared to 2022, and the impact of general cost inflation, partially offset by the discontinuation of our coiled tubing operations effective September 1, 2022.
General and Administrative Expenses.  General and administrative expenses increased 2.3%, or $2.6 million, to $114.4 million for the year ended December 31, 2023, as compared to $111.8 million for the year ended December 31, 2022. The net increase was primarily attributable to (i) a $6.3 million increase in payroll and related expenses, (ii) a $5.1 million increase in utilities, advertising and other office expenses, (iii) a $2.1 million increase in travel expenses, and (iv) a $0.4 million net increase in other general and administrative expenses, partially offset by (i) a $7.4 million decrease in stock-based compensation expense primarily attributable to non-recurring incremental stock-based compensation in 2022 resulting from the acceleration of stock awards in connection with the resignation of former executives and (ii) a $3.9 million decrease in one-time legal settlement expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $14.5 million, legal settlements (net of insurance reimbursements) of $0.7 million, transaction expenses of $2.3 million, and retention bonuses and severance expenses of $2.3 million), general and administrative expenses were $94.6 million for the year ended December 31, 2023, as compared to $80.3 million for the year ended December 31, 2022.
Depreciation and Amortization.  Depreciation and amortization increased 41.2%, or $52.8 million, to $180.9 million for the year ended December 31, 2023, as compared to $128.1 million for the year ended December 31, 2022. The increase was primarily attributable to the increase in our fixed asset base as of December 31, 2023.
Impairment Expense.  There was no impairment expense during the year ended December 31, 2023. During the year ended December 31, 2022, we recorded $57.5 million in connection with the impairment of our DuraStim® electric powered hydraulic fracturing equipment, which is included in our Hydraulic Fracturing reportable segment.
Loss on Disposal of Assets.  Loss on the disposal of assets decreased 28.5%, or $29.1 million, to $73.0 million for the year ended December 31, 2023, as compared to $102.1 million for the year ended December 31, 2022. The decrease was primarily attributable to a loss of approximately $13.8 million from the disposal of our coiled tubing assets on September 1, 2022 and the Company expensing costs associated with replacement of fluid ends as part of cost of services resulting from the change in estimated useful life effective January 1, 2023, partially offset by losses incurred from the decommissioning/conversion of certain hydraulic fracturing equipment and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023.
Interest Expense.  Interest expense increased to $5.3 million for the year ended December 31, 2023, as compared to $1.6 million for the year ended December 31, 2022. The increase was primarily attributable to higher average outstanding borrowings under our ABL Credit Facility during the year ended December 31, 2023 and the addition of a finance lease for certain power generation equipment in August 2023.
Other Expense (Income).  Other expense was approximately $9.5 million for the year ended December 31, 2023, as compared to other income of $11.6 million for the year ended December 31, 2022. Other expense during the year ended December 31, 2023 is primarily comprised of settlement expenses resulting from routine audits and one-time health insurance costs totaling approximately $7.4 million, and a $2.5 million unrealized loss on short-term investment. Other income during the year ended December 31, 2022 is comprised of a $10.7 million net tax refund of sales, excise and use taxes and $2.7 million of non-cash income from equipment parts inventory received from an equipment manufacturer as settlement of our warranty claims, partially offset by a $1.6 million unrealized loss on short-term investment.
Income Taxes.  Total income tax expense was $29.9 million resulting in an effective tax rate of 25.9% for the year ended December 31, 2023, as compared to $5.4 million or an effective tax rate of 72.5% for the year ended December 31, 2022. The change in income tax expense recorded during the year ended December 31, 2023, compared to the year ended December 31, 2022, is primarily attributable to the difference in the impact of nondeductible expenses on the pre-tax income for 2023, as compared to 2022.

Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt payments. Our restricted cash, which was received from a customer will be used solely for the construction or operation of FORCESM electric-powered hydraulic fracturing equipment. Our Borrowing Base (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves. Changes to our operational activity levels and our customers’ credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and, therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments was $19.2 million and $10.0 million as of December 31, 2023 and 2022, respectively. These amounts included restricted cash of $0 and $10.0 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was $134.4 million, consisting of cash and cash equivalents of $33.4 million and $101.0 million of availability under our ABL Credit Facility.
On May 17, 2023, the Board authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2024. During the year ended December 31, 2023, the Company repurchased and retired 5.8 million shares of common stock for an aggregate of $51.7 million, an average price per share of $8.93 including commissions, under the repurchase program. As of December 31, 2023, $48.3 million remained authorized for future repurchases of common stock under the repurchase program.
As part of our real estate consolidation strategy, we sold our corporate office building and the associated real property in August 2023 for cash proceeds of $4.7 million after commission and closing costs and recognized a gain on disposal of assets of $0.1 million during the year ended December 31, 2023. We have subsequently relocated our corporate office to a leased office space. See "Note 17 - Leases" for further information.
On December 1, 2023, the Company consummated the purchase of the assets and operations of Par Five, which provides cementing services in the Delaware Basin in exchange for cash consideration of $25.4 million. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and to continue with our share repurchases under our share repurchase program or fund future business acquisitions. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business, strategy or meet our future long-term liquidity requirements.
Cash, Restricted Cash and Cash Flows
The following table sets forth our net cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$374,742	$300,429
Net cash used in investing activities	$(384,127)	$(349,745)
Net cash (used in) provided by financing activities	$(46,123)	$26,260
Operating Activities
Net cash provided by operating activities was $374.7 million for the year ended December 31, 2023, as compared to $300.4 million for the year ended December 31, 2022. The net increase of $74.3 million was primarily due to the improvement in our net income, resulting from the increase in our existing and new customers' activity levels, resulting in higher demand for completion services, increased operational efficiencies and the addition of wireline operations. The increase in cash provided by operating activities was also impacted by timing of our receivable collections from our customers and payments to our vendors, partially offset by increases in inventories and prepaid expenses.
Investing Activities
Net cash used in investing activities increased to $384.1 million for the year ended December 31, 2023, from $349.7 million for the year ended December 31, 2022. The increase was primarily attributable to maintenance capital expenditures and our investment in lower emissions Tier IV DGB dual-fuel equipment (conversion of Tier II equipment to Tier IV DGB equipment and new Tier IV DGB equipment).
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Reportable Segments:
Hydraulic Fracturing	$294,377	$347,757
Wireline	12,203	2,265
All Other (1)	3,440	9,645
Reconciling Items (2)	—	5,649
Total capital expenditures	$310,020	$365,316
_________________
(1)    All Other includes our cementing operating segment and our disposed coiled tubing operations.
(2)    Reconciling Items include our corporate facilities.

Financing Activities
Net cash used in financing activities was $46.1 million for the year ended December 31, 2023, compared to net cash provided by of $26.3 million for the year ended December 31, 2022. The net increase was primarily driven by share repurchases of $51.7 million, repayments of borrowings of $15.0 million and payments of finance lease obligation of $4.7 million.
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
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility the revolving credit facility (as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base) less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of December 31, 2023, was approximately $152.0 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. As of December 31, 2023 and 2022, we had outstanding borrowings under our ABL Credit Facility of $45.0 million and $30.0 million, respectively.
Off Balance Sheet Arrangements
We had no material off balance sheet arrangements as of December 31, 2023.
Capital Requirements, Future Sources and Use of Cash
Capital expenditures incurred were $310.0 million during the year ended December 31, 2023, as compared to $365.3 million during the year ended December 31, 2022. The significant portion of our total capital expenditures incurred during the year ended December 31, 2023 were maintenance capital expenditures and conversion of our hydraulic fracturing equipment to lower emissions equipment.
Our future material use of cash will be to fund our capital expenditures. Capital expenditures for 2024 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2024, we expect our capital expenditures to range between $200 million to $250 million. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continues to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors)
the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.

We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
Contractual Obligations
The following table presents our contractual obligations and other commitments as of December 31, 2023:

(in thousands)	Period
	Total	1 year or less	More than 1 year
ABL Credit Facility (1)	$45,000	$—	$45,000
Operating leases (2)(3)	110,083	33,680	76,403
Finance lease (4)	52,534	19,872	32,662
Sand commitment (5)	17,659	17,659	—
Par Five deferred cash consideration (6)	3,180	—	3,180
Total	$228,456	$71,211	$157,245
____________________
(1)Exclusive of future commitment fees, amortization of deferred financing costs, interest expense or other fees on our ABL Credit Facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments of future interest rates to be changed. However, assuming a weighted average interest rate of 6.69%, and that our ABL Credit Facility debt balance remains the same, our estimated annual interest payment will be $3.0 million.
(2)Operating leases exclude short-term leases and other commitments (see Note 17. Leases and Note 18. Commitments and Contingencies in the financial statements for additional disclosures).
(3)Includes our leases for FORCESM electric-powered hydraulic fracturing fleets (240,000 HHP). We expect to receive the remaining equipment under these leases in the first half of 2024.
(4)Finance lease for certain power generation equipment (70 MW) to support electric-powered hydraulic fracturing equipment.

(5)Relates to a take-or-pay sand commitment with one of our sand vendors.

(6)Represents the unpaid portion of the purchase consideration on our acquisition of Par Five assets to be used to cover the amount by which the estimated purchase price exceeds the final purchase price, if any.

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
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the years. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
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
We primarily retire certain components of equipment such as fluid ends and power ends, rather than the entire pieces of equipment. The associated loss is recorded in our statement of operations as part of net loss on disposal of assets, which was $73.0 million, $102.1 million and $64.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The estimated useful lives and salvage values of property and equipment is subject to key assumptions such as maintenance, utilization and job variation. Unanticipated future changes in these assumptions could negatively or positively impact our net income (loss). A 10% change in the useful lives of our property and equipment would have resulted in approximately $17.0 million impact on pre-tax loss during the year ended December 31, 2023. Depreciation of property and equipment is provided on the straight‑line method over estimated useful lives as shown in the table below.

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 22 years
Leasehold improvements	5 ‑ 20 years
Impairment of Long-Lived Assets
In accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 360 regarding Accounting for the Impairment or Disposal of Long‑Lived Assets, we review the long‑lived assets including intangible assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the assets is less than the carrying amount of such assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. Our cash flow forecasts require us to make certain judgments regarding long‑term forecasts of future revenue and costs and cash flows related to the assets subject to review. The significant assumption in our cash flow forecasts is our estimated equipment utilization and profitability. The significant assumption is uncertain in that it is driven by future demand for our services and utilization, which could be impacted by crude oil market prices, future market conditions and technological advancements. Our fair value estimates for certain long‑lived assets require us to use significant other observable inputs, including assumptions related to market based on recent auction sales or selling prices of comparable equipment. The estimates of fair value are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.
If the crude oil market declines or the demand for our services does not recover, and if our equipment remains idle or underutilized, the estimated fair value of such equipment may decline, which could result in future impairment charges. Though the impacts of variations in any of these factors can have compounding or offsetting impacts, a 10% decline in the estimated future cash flows of our existing asset groups will not indicate an impairment.
In 2022, we recorded impairment expense of $57.5 million on our DuraStim® electric-powered hydraulic fracturing equipment within the hydraulic fracturing operating segment.

Goodwill and Other Intangible Assets
Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill is not amortized. We perform an annual impairment test of goodwill and intangible assets as of December 31, or more frequently if circumstances indicate that impairment may exist.
In connection with the Silvertip Acquisition, we added $23.6 million of goodwill during the year ended December 31, 2022. There were no additions to goodwill during the year ended December 31, 2023. The wireline operating segment is the only segment with goodwill at December 31, 2023 and 2022. There were no goodwill impairment losses during the years ended December 31, 2023 and 2022. We performed our annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and Other, on December 31, 2023, at which time, we determined that the fair value of our wireline reporting unit was substantially in excess of its carrying value. The quantitative impairment test we perform for goodwill utilizes certain assumptions, including forecasted equipment utilization, pricing and cost assumptions. Our discounted cash flow analysis includes significant assumptions regarding discount rates, utilization, expected profitability margin, forecasted maintenance capital expenditures, and the timing of expected cash flow. As such, our goodwill analysis incorporates inherent uncertainties that are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecast. As of December 31, 2023 and 2022, our goodwill carrying value was $23.6 million and $23.6 million, respectively.
Intangible assets consist of customer relationships and trademark/trade name. In connection with the Silvertip Acquisition, we added intangible assets consisting of $46.5 million of customer relationships and $10.8 million of trademark/trade name during the year ended December 31, 2022. Intangible assets are amortized on a straight‑line basis with an estimated useful life of ten years. Our estimated useful life could be sensitive to changes in market conditions and management’s judgment, and are likely to change in the future if certain events occur. Presently, there are no events or circumstances that will cause us to believe that our estimated useful life for our intangible assets are likely to change.
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
We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and the results of recent operations. If we determine that we would not be able to fully realize our deferred tax assets in the future in excess of their net recorded amount, we would record a valuation allowance, which would increase our provision for income taxes. In determining our need for a valuation allowance as of December 31, 2023, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to record additional valuation allowances for our deferred tax assets and the ultimate realization of tax assets depends on the generation of sufficient taxable income.
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
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange risk in 2023.
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
Interest Rate Risk
We may be subject to interest rate risk on variable rate borrowings under our ABL Credit Facility. We do not currently engage in interest rate derivatives to hedge our interest rate risk. The impact of a 1% increase in interest rates on our variable rate debt would have resulted in an increase in interest expense and corresponding decrease/(increase) in pre‑tax income/(loss) of approximately $0.5 million, $0.1 million and $0, for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ProPetro Holding Corp. and Subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ProPetro Holding Corp. and Subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
As discussed in Note 11 to the financial statements, the Company changed the composition of its segment information in 2023. We have audited the adjustments necessary to restate the 2022 and 2021 segment information as provided in Note 11. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2022 or 2021 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 and 2021 financial statements taken as a whole.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition — Par Five Energy Services, LLC — Fair value of assets acquired, and liabilities assumed — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Par Five Energy Services, LLC (“Par Five”) for a total purchase consideration of $25.4 million on December 1, 2023 (the “Acquisition”). The Company accounted for the Acquisition using the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values. The largest asset classes acquired include property and equipment consisting mainly of oilfield cementing pumps, vehicles, trailer, tanks, and support equipment. The method for determining fair value varied depending on the type of the asset or liability and involved management making significant estimates related to assumptions such as replacement cost, normal useful life and economic obsolescence.
We identified the valuation of property and equipment arising out of the Acquisition as a critical audit matter because of the estimates and assumptions management makes to determine the fair value of these assets. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our internal valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions such as replacement cost, normal useful life and economic obsolescence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of property and equipment acquired as part of the Acquisition included the following, among others:
•We obtained an understanding of the relevant controls related to the recording of assets acquired and liabilities assumed in a business combination and tested such controls for design and operating effectiveness.
•With the assistance of our internal valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions including estimates of trend factor calculation, replacement cost, normal useful life, and economic obsolescence by (1) evaluating the source information and assumptions used by management, (2) testing the mathematical accuracy of the calculation, and (3) comparing our estimates to those used by management.

/s/ RSM US LLP
We have served as the Company's auditor since 2023.
Houston, Texas
March 13, 2024
PCAOB ID: 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of ProPetro Holding Corp. and Subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited ProPetro Holding Corp and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2023 and our report dated March 13, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not maintain adequate segregation of duties or sufficient compensating management review controls to effectively mitigate an inadequate system access control configuration in its accounting system in which manual journal entry approvers can modify the entries before posting. This deficiency is solely related to manual journal entries and has no impact on system-generated journal entries flowing through its accounting system and other feeder systems. This issue impacts all manual journal entries impacting all affected transaction cycles. Due to this control deficiency, other manual-dependent controls were deemed ineffective.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 13, 2024, on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Houston, Texas
March 13, 2024
PCAOB ID: 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ProPetro Holding Corp. and Subsidiaries
Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 11 to the consolidated financial statements, the consolidated balance sheet of ProPetro Holding Corp. and Subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively, referred to as, the "financial statements") (the 2022 and 2021 financial statements before the effects of the retrospective adjustments discussed in Note 11 to the financial statements are not presented herein). In our opinion, the 2022 and 2021 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 11 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 11 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
Basis of Opinion
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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 23, 2023
We began serving as the Company's auditor since 2013. In 2023 we became the predecessor auditor.

PROPETRO HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(In thousands, except share data)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$33,354	$88,862
Accounts receivable - net of allowance for credit losses of $236 and $419, respectively	237,012	215,925
Inventories	17,705	5,034
Prepaid expenses	14,640	8,643
Short-term investment, net	7,745	10,283
Other current assets	353	38
Total current assets	310,809	328,785
PROPERTY AND EQUIPMENT - Net of accumulated depreciation	967,116	922,735
OPERATING LEASE RIGHT-OF-USE ASSETS	78,583	3,147
FINANCE LEASE RIGHT-OF-USE ASSETS	47,449	—
OTHER NONCURRENT ASSETS:
Goodwill	23,624	23,624
Intangible assets - net of amortization	50,615	56,345
Other noncurrent assets	2,116	1,150
Total other noncurrent assets	76,355	81,119
TOTAL ASSETS	$1,480,312	$1,335,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$161,441	$234,299
Accrued and other current liabilities	75,616	49,027
Operating lease liabilities	17,029	854
Finance lease liabilities	17,063	—
Total current liabilities	271,149	284,180
DEFERRED INCOME TAXES	93,105	65,265
LONG-TERM DEBT	45,000	30,000
NONCURRENT OPERATING LEASE LIABILITIES	38,600	2,308
NONCURRENT FINANCE LEASE LIABILITIES	30,886	—
OTHER LONG-TERM LIABILITIES	3,180	—
Total liabilities	481,920	381,753
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 109,483,281 and 114,515,008 shares issued and outstanding, respectively	109	114
Additional paid-in capital	929,249	970,519
Retained earnings (accumulated deficit)	69,034	(16,600)
Total shareholders’ equity	998,392	954,033
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,480,312	$1,335,786
See notes to consolidated financial statements.

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands, except per share data)

	2023	2022	2021
REVENUE - Service revenue	$1,630,399	$1,279,701	$874,514
COSTS AND EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,131,801	882,820	662,266
General and administrative expenses (inclusive of stock‑based compensation)	114,354	111,760	82,921
Depreciation and amortization	180,886	128,108	133,377
Impairment expense	—	57,454	—
Loss on disposal of assets	73,015	102,150	64,646
Total costs and expenses	1,500,056	1,282,292	943,210
OPERATING INCOME (LOSS)	130,343	(2,591)	(68,696)
OTHER (EXPENSE) INCOME:
Interest expense	(5,308)	(1,605)	(614)
Other (expense) income	(9,533)	11,582	873
Total other (expense) income	(14,841)	9,977	259
INCOME (LOSS) BEFORE INCOME TAXES	115,502	7,386	(68,437)
INCOME TAX (EXPENSE) BENEFIT	(29,868)	(5,356)	14,252
NET INCOME (LOSS)	$85,634	$2,030	$(54,185)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.76	$0.02	$(0.53)
Diluted	$0.76	$0.02	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	113,004	105,868	102,655
Diluted	113,416	106,939	102,655

See notes to consolidated financial statements.

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid‑In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2021	100,913	$101	$835,115	$35,555	$870,771
Stock‑based compensation cost	—	—	11,519	—	11,519
Issuance of equity award—net	2,524	3	4,014	—	4,017
Tax withholdings paid for net settlement of equity awards	—	—	(5,820)	—	(5,820)
Net loss	—	—	—	(54,185)	(54,185)
BALANCE - December 31, 2021	103,437	$104	$844,828	$(18,630)	$826,302
Stock‑based compensation cost	—	—	21,881	—	21,881
Issuance of equity awards—net	11,078	10	107,689	—	107,699
Tax withholdings paid for net settlement of equity awards	—	—	(3,879)	—	(3,879)
Net income	—	—	—	2,030	2,030
BALANCE - December 31, 2022	114,515	$114	$970,519	$(16,600)	$954,033
Stock‑based compensation cost	—	—	14,450	—	14,450
Issuance of equity—net	763	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,543)	—	(3,543)
Share repurchases	(5,795)	(6)	(51,732)	—	(51,738)
Excise tax on share repurchases	—	—	(444)	—	(444)
Net income	—	—	—	85,634	85,634
BALANCE - December 31, 2023	109,483	$109	$929,249	$69,034	$998,392

See notes to consolidated financial statements.

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,634	$2,030	$(54,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,886	128,108	133,377
Impairment expense	—	57,454	—
Deferred income tax expense (benefit)	27,840	4,213	(14,288)
Amortization of deferred debt issuance costs	359	785	542
Stock‑based compensation	14,450	21,881	11,519
Provision for credit losses	34	202	282
Loss on disposal of assets	73,015	102,150	64,646
Unrealized loss on short-term investment	2,538	1,570	—
Non-cash income from settlement with equipment manufacturer	—	(2,668)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,408)	(66,900)	(43,742)
Other current assets	(831)	354	310
Inventories	(6,017)	124	(1,220)
Prepaid expenses	(6,143)	743	4,463
Accounts payable	(11,429)	27,428	51,764
Accrued and other current liabilities	26,431	22,602	1,246
Accrued interest	383	353	—
Net cash provided by operating activities	374,742	300,429	154,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(370,869)	(319,683)	(143,523)
Business acquisitions, net of cash acquired	(22,215)	(38,639)	—
Proceeds from sale of assets	8,957	8,577	39,231
Net cash used in investing activities	(384,127)	(349,745)	(104,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,000	30,000	—
Repayments of borrowings	(15,000)	—	—
Payments of finance lease obligation	(4,663)	—	—
Repayments of insurance financing	—	—	(5,473)
Payment of debt issuance costs	(1,179)	(824)	—
Proceeds from exercise of equity awards	—	963	4,017
Tax withholdings paid for net settlement of equity awards	(3,543)	(3,879)	(5,820)
Share repurchases	(51,738)	—	—
Net cash (used in) provided by financing activities	(46,123)	26,260	(7,276)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(55,508)	(23,056)	43,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	88,862	111,918	68,772
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$33,354	$88,862	$111,918

See notes to consolidated financial statements.

PROPETRO HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets:

	2023	2022	2021
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,354	$78,862	$111,918
Restricted cash	—	10,000	—
Total cash, cash equivalents and restricted cash — End of year	$33,354	$88,862	$111,918
See notes to consolidated financial statements.

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
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin in exchange for $25.4 million of cash (the “Par Five Acquisition”). Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
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
Unless otherwise indicated, references in these notes to consolidated financial statements to "ProPetro Holding Corp.," "the Company," "we," "our," "us" or like terms refer to Holding, Services, and Silvertip.
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. (“Pioneer”) and Pioneer Pumping Services, LLC (“Pioneer Pumping Services”) in connection with our purchase of certain pressure pumping assets and real property (the “Pioneer Pressure Pumping Acquisition”) in exchange for 16.6 million shares of our common stock and $110.0 million in cash, and concurrently entered into a pressure pumping services agreement (the "Pioneer Services Agreement") with Pioneer. The pressure pumping assets acquired included hydraulic fracturing pumps of 510,000 hydraulic horsepower ("HHP"), four coiled tubing units and the associated equipment maintenance facility.
On March 31, 2022, we entered into an amended and restated pressure pumping services agreement (the “A&R Pressure Pumping Services Agreement”) to replace the Pioneer Services Agreement that was entered into in connection with the Pioneer Pressure Pumping Acquisition. This agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
On October 31, 2022, we entered into two pressure pumping services agreements (the “Fleet One Agreement” and the “Fleet Two Agreement”) with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation.
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
Use of Estimates — Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, useful lives for depreciation of property and equipment, estimates of fair value of property and equipment, estimates related to fair value of reporting units for purposes of assessing goodwill, intangible assets, discount rates underlying our lease right-of-use assets and

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
liabilities, estimates related to deferred tax assets and liabilities, including any related valuation allowances, and estimates of fair value of stock‑based compensation. Actual results could differ from those estimates.
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
Coiled tubing involves complementary downhole well completion/remedial services. The performance obligation for these services had a fixed transaction price which was satisfied at a point-in-time upon completion of the service when control was transferred to the customer. Accordingly, we recognized revenue at a point-in-time, upon completion of the service and transfer of control to the customer. Effective September 1, 2022, we shut down our coiled tubing operations, and disposed of all of our coiled tubing assets.
Cash and Cash Equivalents — All highly liquid investments with an original maturity of three months or less.
Restricted Cash and Customer Cash Advances — Our restricted cash relates to cash received from a customer in connection with our contract with the customer to provide FORCESM electric-powered hydraulic fracturing equipment and services. The restricted cash will be used to pay for contractually agreed upon expenditures. The cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. Our restricted cash balances at December 31, 2023 and 2022 were $0 and $10.0 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our consolidated balance sheets, were $19.2 million and $10.0 million as of December 31, 2023 and 2022, respectively. During 2023, we recognized revenue of $5.7 million from the cash advance amount outstanding at the beginning of the period. We had no cash advance amounts outstanding at the beginning of 2022, and we recognized no associated revenue during 2022.
Accounts Receivable — Accounts receivable are stated at the amount billed and billable to customers. At December 31, 2023 and 2022 accrued revenue (unbilled receivable) included as part of our accounts receivable was $55.4 million and $51.9 million, respectively. At December 31, 2023, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $33.8 million, which is expected to be completed and recognized within one month following the current period balance sheet date. At December 31, 2022, the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $38.7 million, which was recorded as part of revenues for the year ended December 31, 2023.
As of December 31, 2023, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also considered separately customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses:

(in thousands)
	Year Ended December 31,
	2023	2022	2021
Balance - January 1,	$419	$217	$1,497
Provision for credit losses during the period	34	202	282
Write-off during the period	(217)	—	(1,562)
Balance - December 31,	$236	$419	$217
Inventories — Inventories, which consists only of raw materials and fluid ends, are stated at lower of average cost and net realizable value.
Property and Equipment — The Company’s property and equipment are recorded at cost, less accumulated depreciation.
Depreciation — Depreciation of property and equipment is provided on the straight‑line method over the following estimated useful lives:

Land	Indefinite
Buildings and property improvements	5 - 30 years
Vehicles	1 ‑ 5 years
Equipment	1 ‑ 22 years
Leasehold improvements	5 ‑ 20 years
Upon sale or retirement of property and equipment, including certain major components of our completion services equipment that are replaced, the cost and related accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is recognized as a gain or loss in the statement of operations. A significant portion of our loss on disposal of assets relates to replacement of major components like fluid and power ends. The Company recorded a loss on disposal of assets of $73.0 million, $102.1 million and $64.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
An impairment loss is indicated if the sum of the expected future undiscounted cash flows attributable to the asset group is less than the carrying amount of such asset group. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. No impairment expense was recorded during the year ended December 31, 2023. During the year ended December 31, 2022, we recorded impairment expense of approximately $57.5 million in connection with our DuraStim® electric-powered hydraulic fracturing equipment. No impairment expense was recorded during the year ended December 31, 2021.
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
On November 1, 2022, we acquired Silvertip for $148.1 million. We accounted for the Silvertip Acquisition as a business combination using the acquisition method of accounting. Goodwill of $23.6 million was recorded as of the Silvertip Acquisition Date (as defined below), which represents the excess of the purchase price over the fair value of the assets and liabilities assumed. The acquisition complemented our existing business.
As of December 31, 2023 and 2022, our goodwill carrying value was $23.6 million and $23.6 million, respectively. There were no additions to goodwill during the year ended December 31, 2023. The wireline operating segment is the only segment with goodwill at December 31, 2023 and 2022. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2023 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required. There were no goodwill impairment losses during the years ended December 31, 2023 and 2022.
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
Deferred Loan Costs — The Company capitalized certain costs in connection with the amendment and restatement of its revolving credit facility, including lender, legal, and accounting fees. These costs are being amortized over the term of the related loan using the straight‑line method. Unamortized deferred loan costs associated with loans paid off or refinanced with different lenders are expensed in the period in which such an event occurs. Deferred loan costs are classified as a reduction of

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
long‑term debt or in certain instances as an asset in the consolidated balance sheet. Amortization of deferred loan costs is recorded as interest expense in the statement of operations, and during the years ended December 31, 2023, 2022 and 2021, the amount of expense recorded was $0.4 million, $0.8 million and $0.5 million, respectively.
Stock-Based Compensation — The Company recognizes the cost of stock-based awards on a straight‑line basis over the requisite service period of the award, which is usually the vesting period under the fair value method. Total compensation cost is measured on the grant date or modification date, as applicable, using fair value estimates.
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
Share Repurchases — All shares of common stock repurchased through the Company's share repurchase program are retired upon repurchase. The Company accounts for the purchase price of repurchased common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings.
Change in Accounting Estimates — Current trends in hydraulic fracturing equipment operating conditions such as larger pads, changes to job design and increased pumping hours per day have resulted in shorter useful lives for certain critical components that are included in our property and equipment assets. These recent trends necessitated a review of useful lives of our critical components like fluid ends, power ends, hydraulic fracturing units and other components in the first quarter of 2023. We determined that the estimated useful life of fluid ends is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead recorded in inventories and amortized to cost of services over their estimated useful life. We have also shortened the estimated useful lives of power ends to two years from five years and hydraulic fracturing units to ten years from fifteen years. This change in accounting estimates was made effective January 1, 2023 and accounted for prospectively. The net effect of this change for the year ended December 31, 2023, was a $19.1 million decrease in net income, or $0.17 per basic and diluted share, respectively.
Additionally, in connection with the review of our fluid ends and power ends estimated useful life, effective January 1, 2023, we are writing off the remaining book value of power ends that prematurely fail as accelerated depreciation. These write-off amounts were $12.5 million, $11.8 million, $8.4 million and $6.0 million for the three months ended March, 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively. However, to conform to prior year presentation, we have presented these write-off amounts within loss on disposal of assets for the year ended December 31, 2023. In 2022 and 2021, we wrote off the remaining book value of prematurely failed and disposed of power ends to loss on disposal of assets.
Recently Issued Accounting Standards
In October 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU represent changes to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. We do not expect ASU 2023-06 to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and 2) an amount for other segment items

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
representing the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. This ASU also requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss but at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles under GAAP. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect ASU 2023-07 to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of ASU 2023-09 on our consolidated financial statements but do not expect it will have a material impact.
3. SUPPLEMENTAL CASH FLOWS INFORMATION

(in thousands)
	Year Ended December 31,
	2023	2022	2021
Supplemental cash flows disclosures
Interest paid	$4,564	$467	$72
Income taxes paid	$1,110	$129	$196
Supplemental disclosure of non‑cash investing and financing activities
Capital expenditures included in accounts payable and accrued liabilities	$21,604	$82,452	$36,818
Par Five asset purchase consideration included in other long-term liabilities	$3,180	$—	$—
Common stock issued for Silvertip Acquisition	$—	$106,736	$—
Non-cash purchases of property and equipment	$—	$2,668	$—
Equity securities received in exchange for sale of assets	$—	$11,853	$—
4. BUSINESS ACQUISITIONS
Par Five Acquisition
On December 1, 2023, the Company completed the acquisition of certain assets and certain liabilities of Par Five. Par Five is an oilfield service company based in Artesia, New Mexico that provides cementing and remediation services across the Permian Basin in Texas and New Mexico. As a result of the acquisition, the Company expanded its operations in the cementing service business unit.

The following table summarizes the consideration transferred to Par Five and the recognized amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total purchase consideration:
Cash	$22,215
Deferred cash payment	3,180
Total consideration	$25,395

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BUSINESS ACQUISITIONS (Continued)

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$8,712
Inventory	321
Property, plant and equipment	17,175
Accrued liabilities	(813)
Total net assets acquired	$25,395

Preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on information available through the issuance of these consolidated financial statements, and the Company is continuing to evaluate the underlying inputs and assumptions used in the valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the acquisition date.

The deferred cash consideration of $3.2 million will be used to cover the amount by which the estimated purchase price exceeds the final purchase price, if any. The unused amount is payable to Par Five or its beneficiary on June 1, 2025 and accrues interest at 4.0% per annum. This obligation is shown within other long-term liabilities in our consolidated balance sheets. As of December 31, 2023, the outstanding amount for this obligation was $3.2 million.

The fair value of the assets acquired includes account receivables of $8.7 million. The gross amount due under contracts is $8.7 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of Par Five.

The acquired business contributed revenues of $4.9 million and net income of $1.2 million to the Company for the period from December 1, 2023 to December 31, 2023. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022.

(unaudited, in thousands)
	Year Ended December 31,
	2023	2022
Revenue	$1,672,350	$1,315,970
Net income	99,536	4,823
The Company had material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net income. These adjustments included nonrecurring acquisition costs incurred in 2023 but have been adjusted to be reflected in 2022.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Par Five to reflect the additional depreciation that would have been charged assuming the fair value adjustments to property, plant, and equipment had been applied from January 1, 2022, with the consequential tax effects.

For the year ended December 31, 2023, the Company incurred $1.3 million of acquisition costs. These expenses are included in general and administrative expenses on the Company’s consolidated income statement for the year ended December 31, 2023 and are reflected in pro forma net income for the year ended December 31, 2022, in the table above.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BUSINESS ACQUISITIONS (Continued)
The Company’s consolidated statement of operations for the year ended December 31, 2023 includes 31 days of Par Five operations as the Par Five Acquisition closed on December 1, 2023.
Silvertip Acquisition
On November 1, 2022 (the "Silvertip Acquisition Date"), the Company entered into a purchase and sale agreement with New Silvertip Holdco, LLC, pursuant to which the Company acquired 100% of the outstanding limited liability company interests of Silvertip, a wireline services company in the Permian Basin, in exchange for total consideration of $148.1 million (the "Silvertip Purchase Price") consisting of 10.1 million shares of our common stock valued at $106.7 million, $30.0 million of cash, the payoff of $7.2 million of assumed debt, and the payment of $4.1 million of certain seller closing and transaction costs. The Silvertip Acquisition positions the Company as a more resilient and diversified completions-focused oilfield service provider headquartered in the Permian Basin.
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
The following table summarizes the fair value of the consideration transferred in the Silvertip Acquisition and the Silvertip Purchase Price to the fair value of the assets acquired and liabilities assumed (which are included within the accompanying consolidated balance sheet as of December 31, 2022) as of the Silvertip Acquisition Date:

(in thousands)
Total purchase consideration:
Cash consideration	$30,000
Equity consideration	106,736
Debt payments and closing costs	11,320
Total consideration	$148,056

Cash and cash equivalents	$2,681
Accounts receivable and unbilled revenue	21,079
Inventories	1,209
Prepaid expenses	2,476
Other current assets	1,059
Property and equipment (1)	52,478
Intangible assets:
Trademark/trade name (2)	10,800
Customer relationships (2)	46,500
Goodwill	23,624
Operating lease right-of-use asset	2,783
Total assets acquired	164,689
Accounts payable	7,659
Accrued and other current liabilities	6,178
Operating lease liability	2,796
Total liabilities assumed	16,633
Total purchase consideration	$148,056
(1)Remaining useful lives ranging from less than one to 22 years.
(2)Definite lived intangibles with amortization period of 10 years.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BUSINESS ACQUISITIONS (Continued)
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

(unaudited, in thousands)
	Year Ended December 31,
	2022	2021
Revenue	$1,428,282	$1,013,261
Net income (loss) (1)	26,716	(43,957)
(1)The nonrecurring acquisition costs of $2.2 million were included in our pro forma results for the year ended December 31, 2021.

The Company’s consolidated statement of operations for the year ended December 31, 2022, includes 61 days of Silvertip operations as the Silvertip Acquisition closed on November 1, 2022.
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

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of December 31, 2023 and 2022 and have been excluded from the table below.
Assets measured at fair value on a recurring basis as of December 31, 2023 are set forth below:

(In thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
December 31, 2023:
Short-term investment	$7,745	$7,745	$—	$—	$(2,538)
December 31, 2022:
Short-term investment	$10,283	$10,283	$—	$—	$(1,570)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our consolidated balance sheets. As of December 31, 2023, the fair value of the short-term investment was estimated at $7.7 million. The fluctuation in stock price resulted in an unrealized loss of $2.5 million and $1.6 million for 2023 and 2022, respectively. Included in the unrealized loss was a gain of $0.1 million and a loss of $0.3 million resulting from non-cash foreign currency translation for the years ended December 31, 2023 and 2022, respectively. The unrealized losses resulting from stock price fluctuation and non-cash foreign currency translation are included in other income (expense) in our consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the Par Five Acquisition, which are required to be measured at fair value on the acquisition date according to ASC Topic 805, Business Combinations (see Note 4. Business Acquisitions).
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the year ended December 31, 2023. We recorded impairment expense of approximately $57.5 million during the year ended December 31, 2022, in connection with our DuraStim® electric-powered hydraulic fracturing pumps that did not meet the manufacturer's specifications or our expectations. There was no impairment of assets during the year ended December 31, 2021.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. FAIR VALUE MEASUREMENTS (Continued)
We generally apply fair value techniques to our reporting units on a nonrecurring basis associated with valuing potential impairment loss related to goodwill, if any. Our estimate of the reporting unit fair value is based on a combination of income and market approaches, Level 1 and 3, respectively, in the fair value hierarchy. The income approach involves the use of a discounted cash flow method, with the cash flow projections discounted at an appropriate discount rate. The market approach involves the use of comparable public companies’ market multiples in estimating the fair value. Significant assumptions include projected revenue growth, capital expenditures, utilization, gross margins, discount rates, terminal growth rates, and weight allocation between income and market approaches. If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired, and the impairment loss is calculated and recorded in the period. There were no additions to goodwill during the year ended December 31, 2023. We added $23.6 million of goodwill during the year ended December 31, 2022 (see Note 4. Business Acquisitions). There were no additions to goodwill during the year ended December 31, 2021. We conducted our annual impairment test of goodwill as of December 31, 2023 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required. There were no goodwill impairment losses during the years ended December 31, 2023, 2022 and 2021.
The wireline operating segment is the only segment which has goodwill at December 31, 2023 and 2022. The table below sets forth the changes in the carrying amount of goodwill.

(in thousands)
Goodwill as of January 1, 2022 — net	$—
Goodwill addition during the year	23,624
Less impairment losses	—
Goodwill as of December 31, 2022 — net	23,624
Goodwill addition during the year	—
Less impairment losses	—
Goodwill as of December 31, 2023 — net	$23,624
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

(in thousands)
	December 31,
	2023	2022
Land	$14,076	$11,793
Buildings	37,888	34,298
Equipment and vehicles	1,551,261	1,397,727
Leasehold improvements	8,011	8,573
Subtotal	1,611,236	1,452,391
Less accumulated depreciation	(644,120)	(529,656)
Property and equipment — net	$967,116	$922,735
Depreciation consisted of the following:

(in thousands)
	Year Ended December 31,
	2023	2022	2021
Depreciation related to cost of services	$169,771	$126,746	$133,075
Depreciation related to general and administrative expenses	222	407	302
Total depreciation	$169,993	$127,153	$133,377

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company incurred amortization expense of $5.2 million on its finance lease right-of-use asset, which is related to cost of services for the year ended December 31, 2023. There was no amortization expense related to finance leases for the years ended December 31, 2022 and 2021. The Company also incurred amortization expense on its intangible assets (see Note 7. Intangible Assets).
In December 2021, the Company disposed of two turbine generators, which were included in our Hydraulic Fracturing reportable segment, for total cash proceeds of approximately $36.0 million. The net book value of the two turbines prior to the disposal was approximately $39.5 million, resulting in loss on disposal of approximately $3.5 million.
7. INTANGIBLE ASSETS
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense, all of which was related to general and administrative expenses, was $5.7 million, $1.0 million and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	December 31,
	2023	2022
Intangible assets acquired:
Trademark/trade name	$10,800	$10,800
Customer relationships	46,500	46,500
Total intangible assets acquired	57,300	57,300

Accumulated amortization:
Trademark/trade name	(1,260)	(180)
Customer relationships	(5,425)	(775)
Total accumulated amortization	(6,685)	(955)

Intangible assets — net	$50,615	$56,345
Estimated remaining amortization expense subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2024	$5,730
2025	5,730
2026	5,730
2027	5,730
2028 and beyond	27,695
Total	$50,615
The average amortization period remaining is approximately 8.8 years.
8. LONG‑TERM DEBT
Asset-Based Loan Credit Facility
Our revolving credit facility, as amended and restated in April 2022, prior to giving effect to the amendment to the revolving credit facility in June 2023, had a total borrowing capacity of $150 million. The revolving credit facility had a borrowing base of 85% to 90%, depending on the credit ratings of our accounts receivable counterparties, of monthly eligible accounts receivable less customary reserves. The revolving credit facility, included a springing fixed charge coverage ratio to apply when

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess availability was less than the greater of (i) 10% of the lesser of the facility size or the borrowing base or (ii) $10.0 million. Under the revolving credit facility, we were required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities.
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility the revolving credit facility (as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), in each case, depending on the credit ratings of our accounts receivable counterparties, as redetermined monthly. The Borrowing Base as of December 31, 2023, was approximately $152.0 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. The weighted average interest rate for our ABL Credit Facility for the year ended December 31, 2023, was 6.69%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our balance sheet. As of December 31, 2023 and 2022, we had outstanding borrowings under our ABL Credit Facility of $45.0 million and $30.0 million, respectively.
9. ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

(in thousands)
	December 31,
	2023	2022
Accrued insurance	$1,222	$517
Accrued payroll and related expenses	14,284	14,137
Deferred revenue (advance from customer)	19,190	10,000
Capital expenditure, taxes and others accruals	40,920	24,373
Total	$75,616	$49,027
10. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan, modified effective January 1, 2019 and further modified effective April 1, 2022. The Company matches 100% of the employee contributions up to 6% of gross salary, up to the annual limit. The employees are fully vested in their contributions when made. Prior to the April 1, 2022 modification, the employees vested in the Company’s contributions to the 401(k) plan 25% per year, beginning in the employee’s first year of service, with full vesting occurring after four years of service. Effective April 1, 2022, the Company allows for immediate vesting of the Company’s contributions. During the years ended December 31, 2023, 2022 and 2021, the recorded expense under the plan was $5.9 million, $4.6 million and $2.8 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION
The Company currently has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), wireline and cementing. These operating segments represent how the CODM evaluates performance and allocates resources.
On September 1, 2022, the Company shut down its coiled tubing operations and disposed of its coiled tubing assets to STEP as part of a strategic repositioning, and recorded a loss on disposal of $13.8 million. The divestiture of our coiled tubing assets did not qualify for presentation and disclosure as a discontinued operation, and accordingly, we have recorded the resulting loss from the disposal as part of our loss on disposal of assets in our consolidated statement of operations.
We have historically conducted our business through four operating segments: hydraulic fracturing, wireline, cementing and coiled tubing. Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria and were aggregated into the “Completion Services” reportable segment and our coiled tubing operations (which were divested in September 2022) were shown in the “All Other” category. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing and our divested coiled tubing segments do not meet the reportable segment criteria and are included within the “All Other” category. Additionally, our corporate administrative activities do not involve business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource decisions. As a result, corporate administrative expenses have been included under “Reconciling Items.” Prior period segment information has been revised to conform to our current presentation.

Our hydraulic fracturing operating segment revenue approximated 78.5%, 89.3% and 91.6% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue from our wireline operating segment (resulting from the acquisition of Silvertip in 2022) approximated 14.1% and 2.4% of our revenue for the years ended December 31, 2023 and 2022, respectively. Our cementing operating segment revenue approximated 7.4%, 7.2% and 6.5% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Our coiled tubing revenue approximated 1.1% and 1.9% of our revenue for the years ended December 31, 2022 and 2021, respectively. Our operating segments are subject to inherent uncertainties which may influence our prospective activities. Inter-segment revenues are not material and are not shown separately in the tables below.
The Company manages and assesses the performance of the reportable segment by its adjusted EBITDA (earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense, other income or expense, gain or loss on disposal of assets and other unusual or nonrecurring expenses or income such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements).

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
The following tables set forth certain financial information with respect to the Company’s reportable segments (in thousands):

	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Year ended and as of December 31, 2023
Service revenue	$1,280,523	$229,599	$120,277	$—	$1,630,399
Adjusted EBITDA	$366,809	$61,930	$24,665	$—	$453,404
Capital expenditures	$294,377	$12,203	$3,440	$—	$310,020
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets	$1,189,526	$198,957	$78,475	$13,354	$1,480,312

	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Year ended and as of December 31, 2022
Service revenue	$1,143,216	$31,188	$105,297	$—	$1,279,701
Adjusted EBITDA	$339,186	$7,926	$13,434	$—	$360,546
Capital expenditures	$347,757	$2,265	$9,645	$5,649	$365,316
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets	$1,092,658	$173,489	$46,944	$22,695	$1,335,786

	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Year ended and as of December 31, 2021
Service revenue	$800,581	$—	$73,933	$—	$874,514
Adjusted EBITDA	$174,693	$—	$7,693	$—	$182,386
Capital expenditures	$161,537	$—	$3,569	$52	$165,158
Total assets	$982,702	$—	$71,579	$6,955	$1,061,236

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
A reconciliation from reportable segment level financial information to the consolidated statement of operations is provided in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service Revenue
Hydraulic Fracturing	$1,280,523	$1,143,216	$800,581
Wireline	229,599	31,188	—
All Other	120,277	105,297	73,933
Total service revenue for reportable segments	1,630,399	1,279,701	874,514
Elimination of intersegment service revenue	—	—	—
Total consolidated service revenue	$1,630,399	$1,279,701	$874,514

Adjusted EBITDA
Hydraulic Fracturing	$366,809	$339,186	$174,693
Wireline	61,930	7,926	—
All Other	24,665	13,434	7,693
Total Adjusted EBITDA for reportable segments	453,404	360,546	182,386
Unallocated corporate administrative expenses	(49,444)	(43,956)	(47,379)
Depreciation and amortization	(180,886)	(128,108)	(133,377)
Impairment expense (1)	—	(57,454)	—
Interest expense	(5,308)	(1,605)	(614)
Income tax (expense) benefit	(29,868)	(5,356)	14,252
Loss on disposal of assets	(73,015)	(102,150)	(64,646)
Stock-based compensation	(14,450)	(21,881)	(11,519)
Other (expense) income (2)	(9,533)	11,582	873
Other general and administrative expense (3)	(2,969)	(8,460)	6,471
Retention bonus and severance expense	(2,297)	(1,128)	(632)
Net income (loss)	$85,634	$2,030	$(54,185)

Assets
Hydraulic Fracturing	$1,189,526	$1,092,658	$982,702
Wireline	198,957	173,489	—
All Other	78,475	46,944	71,579
Total assets for reportable segments	1,466,958	1,313,091	1,054,281
Unallocated corporate assets	13,354	22,695	6,955
Total assets	$1,480,312	$1,335,786	$1,061,236
(1)Represents expense in connection with the impairment of our DuraStim® electric-powered hydraulic fracturing equipment.
(2)Other expense for the year ended December 31, 2023 includes settlement expenses resulting from routine audits and one-time health insurance costs totaling approximately $7.4 million, and a $2.5 million unrealized loss on short-term investment. Other income for the year ended December 31, 2022 includes a $10.7 million net tax refund (net of advisory fees) received in March 2022 from the Texas Comptroller of Public Accounts in connection with limited sales, excise and use tax audit of the period from July 1, 2015 through December 31, 2018, a $2.7 million non-cash income from fixed asset inventory received as part of a settlement of warranty claims with an equipment manufacturer, and a $1.6 million unrealized loss on short-term investment.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REPORTABLE SEGMENT INFORMATION (Continued)
(3)Other general and administrative expense for the year ended December 31, 2023 primarily relates to nonrecurring professional fees paid to external consultants in connection with our business acquisitions and legal settlements, net of reimbursement from insurance carriers. Other general and administrative expense for the years ended December 31, 2022 and 2021 primarily relates to nonrecurring professional fees paid to external consultants in connection with our audit committee review, SEC investigation, shareholder litigation, legal settlement to a vendor and other legal matters, net of reimbursement from insurance carriers. During the years ended December 31, 2023, 2022 and 2021, we received reimbursement of approximately $0.4 million, $10.4 million and $9.8 million, respectively, from our insurance carriers in connection with the SEC investigation and shareholder litigation.
Major Customers
The Company had revenue from the following significant customers that accounted for the following percentages of the Company’s total revenue:

	Year Ended December 31,
	2023	2022	2021
Customer A	19.7%	28.3%	14.6%
Customer B	18.2%	15.0%	8.8%
Customer C	9.6%	2.9%	0.1%
Customer D	8.0%	—%	—%
Customer E	7.7%	33.1%	54.2%
Customer F	2.3%	4.7%	—%
Customer G	0.5%	1.4%	4.4%
Customer H	—%	—%	3.8%
12. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to the common stockholders by the weighted-average number of shares outstanding during the year. Diluted net income (loss) per common share uses the same net income (loss) divided by the sum of the weighted-average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance stock units (“PSUs”) and restricted stock units (“RSUs”) outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.

(In thousands, except for per share data)
	Year Ended December 31,
	2023	2022	2021
Numerator (both basic and diluted)
Net income (loss) relevant to common stockholders	$85,634	$2,030	$(54,185)

Denominator
Denominator for basic net income (loss) per share	113,004	105,868	102,655
Dilutive effect of stock options	—	80	—
Dilutive effect of performance stock units	42	506	—
Dilutive effect of restricted stock units	370	485	—
Denominator for diluted net income (loss) per share	113,416	106,939	102,655

Basic net income (loss) per common share	$0.76	$0.02	$(0.53)
Diluted net income (loss) per common share	$0.76	$0.02	$(0.53)

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. NET INCOME (LOSS) PER SHARE (Continued)
As shown in the table below, the following stock options, RSUs and PSUs outstanding as of December 31, 2023, 2022 and 2021 have not been included in the calculation of diluted income (loss) per common share for the years ended December 31, 2023, 2022 and 2021 because they would be anti-dilutive to the calculation of diluted net income (loss) per common share:

(In thousands)
	2023	2022	2021
Stock options	286	491	798
Restricted stock units	82	12	1,413
Performance stock units	411	—	1,586
Total	779	503	3,797
13. SHARE REPURCHASE PROGRAM
On May 17, 2023, the Company's board of directors (the "Board") authorized and the Company announced a share repurchase program that allows the Company to repurchase up to $100 million of the Company's common stock beginning immediately and continuing through and including May 31, 2024. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2024. The Inflation Reduction Act of 2022 ("IRA 2022") provides for, among other things, the imposition of a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations such as us after December 31, 2022. Accordingly, the excise tax will apply to our share repurchase program in 2023 and in subsequent taxable years. The current government has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the year ended December 31, 2023, the Company paid an aggregate of $51.7 million, an average price per share of $8.93 including commissions, for share repurchases under the share repurchase program, thereby retiring 5.8 million shares. The Company has accrued $0.4 million in respect of the IRA 2022 repurchase excise tax as of December 31, 2023. As of December 31, 2023, $48.3 million remained authorized for future repurchases of common stock under the repurchase program.
14. STOCK‑BASED COMPENSATION
Stock Option Plan
In March 2013, we approved the Stock Option Plan of ProPetro Holding Corp. (the "Stock Option Plan") pursuant to which our Board may grant stock options to our consultants, directors, executives and employees. No awards have been granted under the Stock Option Plan following our Initial Public Offering ("IPO"), and no further awards will be granted under the Stock Option Plan.
2017 Incentive Award Plan
In March 2017, our shareholders approved the ProPetro Holding Corp. 2017 Incentive Award Plan (the "2017 Incentive Plan") pursuant to which our Board was authorized to grant stock options, RSUs, PSUs, or other stock-based and cash awards to consultants, directors, executives and employees. The 2017 Incentive Plan originally authorized up to 5,800,000 shares of common stock to be issued with respect to awards granted pursuant to the plan. No awards have been granted under the 2017

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK‑BASED COMPENSATION (Continued)
Incentive Plan following approval of the 2020 Incentive Plan (as defined below), and no further awards will be granted under the 2017 Incentive Plan.
2020 Long Term Incentive Plan
In October 2020, our shareholders approved the ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "2020 Incentive Plan") pursuant to which our Board may grant stock options, RSUs, PSUs, or other stock-based and cash awards to consultants, directors, executives and employees. The 2020 Incentive Plan authorized up to 4,650,000 shares of common stock to be issued under awards granted pursuant to the plan. The 2020 Incentive Plan became effective on October 22, 2020, and as of such date no further awards will be granted under the 2017 Incentive Plan. In May 2023, our stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board. The A&R 2020 Incentive Plan became effective on May 11, 2023 and replaced the 2020 Incentive Plan. The A&R 2020 Incentive Plan authorizes up to 8,050,000 shares of common stock to be issued under awards granted pursuant to the plan in lieu of the 4,650,000 shares of common stock available for issuance under the 2020 Incentive Plan.
The 2017 Incentive Plan and the A&R 2020 Incentive Plan are herein collectively referred to as the "Incentive Plans."
Stock Options
On March 16, 2017, we granted 793,738 stock option awards to certain key employees, officers and directors pursuant to the 2017 Incentive Plan which are scheduled to vest in four substantially equal annual installments, subject to a continuing service requirement. The contractual term for the options awarded is 10 years. The fair value of each stock option award granted was estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of December 31, 2023, was below the cost to exercise the options. No stock options were exercised during the year ended December 31, 2023. The weighted average remaining contractual term for the outstanding and exercisable stock options as of December 31, 2023, was 3.2 years and 3.2 years, respectively.
A summary of the stock option activity during the year ended December 31, 2023, is presented below (in thousands, except for exercise price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	488	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(308)	$14.00
Outstanding at December 31, 2023	180	$14.00
Exercisable at December 31, 2023	180	$14.00
Restricted Stock Units
In 2023, we granted 1,704,189 RSUs to employees, officers and directors pursuant to the 2020 Incentive Plan, which generally vest ratably over a three-year vesting period, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock compensation expense for RSUs of approximately $7.8 million, $11.1 million and $6.2 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK‑BASED COMPENSATION (Continued)
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
As of December 31, 2023, the total unrecognized compensation expense for all RSUs was approximately $15.4 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.
The following table summarizes the RSUs activity during the year December 31, 2023 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value ("FV")
Outstanding at January 1, 2023	1,268	$10.91
Granted	1,704	$9.30
Vested	(558)	$10.59
Forfeited	(150)	$10.40
Canceled	—	$—
Outstanding at December 31, 2023	2,264	$9.81
Performance Stock Units
In 2023, we granted 454,788 PSUs to certain key employees and officers as new awards under the 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to the fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group of comparable companies (“Peer Group”), generally at the end of a three-year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the Peer Group has been determined following the completion of the performance period and shares have been issued.
In connection with a former officer’s separation agreement, on March 31, 2022, the Company modified the PSUs previously granted to such former officer in 2020 and 2021 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of March 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to the Peer Group over the applicable performance period. In connection with a former officer’s separation agreement, on December 31, 2022, the Company modified the PSUs previously granted to such former officer in 2021 and 2022 to provide for deemed satisfaction of the service requirement applicable to such PSUs as of December 31, 2022, such that such PSUs shall remain outstanding and eligible to vest based on our TSR relative to the Peer Group over the applicable performance period. As a result of these modifications, we recorded a net incremental stock expense of $2.6 million during the year ended December 31, 2022.
For the years ended December 31, 2023, 2022 and 2021 the Company recognized stock compensation expense for the PSUs of approximately $6.6 million, $10.8 million and $5.5 million, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK‑BASED COMPENSATION (Continued)
The following table summarizes information about PSUs activity during the year ended December 31, 2023 (in thousands, except for fair value):

Period Granted	Target Shares Outstanding at January 1, 2023	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at December 31, 2023
2020	809	—	(493)	(316)	—
2021	632	—	—	(12)	620
2022	316	—	—	(10)	306
2023	—	455	—	(17)	438
Total	1,757	455	(493)	(355)	1,364
Weighted Average Fair Value Per Share	$12.72	$14.40	$8.30	$9.17	$15.80
The total stock compensation expense for the years ended December 31, 2023, 2022 and 2021 for all stock awards was approximately $14.5 million, $21.9 million and $11.5 million, respectively, and the associated tax benefit related thereto was $3.0 million, $4.6 million and $2.4 million, respectively. The total unrecognized stock-based compensation expense as of December 31, 2023 was approximately $21.6 million, and is expected to be recognized over a weighted-average period of approximately 1.5 years.
15. INCOME TAXES
The components of the provision for income taxes are as follows:

(in thousands)
	Year Ended December 31,
	2023	2022	2021
Federal:
Current	$—	$—	$(52)
Deferred	28,109	4,157	(15,143)
	28,109	4,157	(15,195)
State:
Current	2,028	1,143	88
Deferred	(269)	56	855
	1,759	1,199	943
Total income tax expense (benefit)	$29,868	$5,356	$(14,252)
Reconciliation between the amounts determined by applying the federal statutory rate of 21% for years ended December 31, 2023, 2022 and 2021 to income tax (benefit) expense is as follows:

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. INCOME TAXES (Continued)

(in thousands)
	Year Ended December 31,
	2023	2022	2021
Taxes at federal statutory rate	$24,256	$1,551	$(14,372)
State taxes, net of federal benefit	2,092	709	61
Section 162(m) limitation	2,089	3,423	616
Stock-based compensation	1,718	(767)	(2,549)
Valuation allowance	(780)	(336)	825
Other	493	776	1,167
Total income tax expense (benefit)	$29,868	$5,356	$(14,252)
Deferred tax assets and liabilities are recognized for estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The significant items giving rise to deferred tax assets (liabilities) are as follows:

(in thousands)
	December 31,
	2023	2022
Deferred Income Tax Assets
Accrued liabilities	$1,410	$1,280
Allowance for credit losses	50	88
Goodwill and other intangible assets	1,900	2,451
Stock‑based compensation	1,979	3,658
Net operating losses	63,983	90,397
Lease liabilities	11,736	—
Other	895	490
Total deferred tax assets	81,953	98,364
Valuation allowance	(577)	(1,357)
Total deferred tax assets — net	$81,376	$97,007
Deferred Income Tax Liabilities
Property and equipment	$(156,393)	$(161,195)
Prepaid expenses	(1,509)	(1,077)
Right-of-use assets	(16,579)	—
Total deferred tax liabilities	$(174,481)	$(162,272)
Net deferred tax liabilities	$(93,105)	$(65,265)
The Tax Cuts and Jobs Act included a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and the elimination of carrybacks of net operating losses. As of December 31, 2023, the Company had approximately $296.6 million of U.S. federal NOLs, some of which will begin to expire in 2035. Approximately $87.7 million of the Company’s U.S. federal NOLs relate to pre-2018 periods. As of December 31, 2023, the Company’s state NOLs were approximately $48.1 million and will begin to expire in 2030. Utilization of NOLs carryforwards may be limited due to past or future ownership changes. As of December 31, 2023, we determined that $0.6 million valuation allowance was necessary against our state deferred tax assets.
The Company’s U.S. federal income tax returns for the year ended December 31, 2020, and through the most recent filing remain open to examination by the Internal Revenue Service under the applicable U.S. federal statute of limitations provisions. The various states in which the Company is subject to income tax are generally open to examination for the tax years ended December 31, 2019, and through the most recent filing.
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. INCOME TAXES (Continued)
merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2023, 2022 and 2021, no uncertain tax positions were recorded. The Company will continue to evaluate its tax positions in accordance with ASC 740 and will recognize any future effect as either a benefit or charge to income in the applicable period.
Income tax penalties and interest assessments recognized under ASC 740 are accrued as a tax expense in the period that the Company’s taxes are in an uncertain tax position. Any accrued tax penalties or interest assessments will remain until the uncertain tax position is resolved with the taxing authorities or until the applicable statute of limitations has expired.
16. RELATED-PARTY TRANSACTIONS
Operations and Maintenance Yards
The Company rents three yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the three yards was approximately $0.03 million, $0.1 million and $0.1 million, respectively. The Company previously rented two additional yards from this entity and incurred rent expense of $0.02 million and $0.1 million, respectively during the year ended December 31, 2023.
Pioneer
On December 31, 2018, we consummated the Pioneer Pressure Pumping Acquisition with Pioneer and Pioneer Pumping Services. In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation. On March 31, 2022, we entered into the A&R Pressure Pumping Services Agreement, which was initially entered into in connection with the Pioneer Pressure Pumping Acquisition. The A&R Pressure Pumping Services Agreement expired at the conclusion of its term and was replaced by the Fleet One Agreement and Fleet Two Agreement described below.
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
Revenue from services provided to Pioneer (including reservation fees) accounted for approximately $125.1 million, $423.7 million and $473.8 million of our total revenue during the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total accounts receivable due from Pioneer, including estimated unbilled receivable for services we provided, amounted to $2.4 million and the amount due to Pioneer was $0. As of December 31, 2022, the balance due from Pioneer for services (including reservation fees) we provided amounted to approximately $46.2 million and the amount due to Pioneer was $0.
17. LEASES
On January 1, 2019, we implemented ASC 842, using the modified retrospective transition method and elected not to restate prior years. Accordingly, the effects of adopting ASC 842 were adjusted in the beginning of 2019 while prior periods are accounted for under the legacy GAAP, ASC 840. There was no cumulative effect adjustment on beginning retained earnings. We also elected other practical expedients provided by the new lease standard, the short-term lease recognition practical expedient in which leases with a term of twelve months or less will not be recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for real estate class of assets. Our discount rate was based on our estimated incremental borrowing rate on a collateralized basis with similar terms and economic considerations as our lease payments at the lease commencement. Below is a description of our operating and finance leases.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. LEASES (Continued)
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. For the years ended December 31, 2023, 2022 and 2021, the Company made lease payments of approximately $0.1 million, $0.4 million and $0.4 million, respectively. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes an optional renewal of up to ten years. However, the Company terminated the Real Estate One Lease at the end of the term, March 1, 2023.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two-year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. During the year ended December 31, 2023 the Company made lease payments of approximately $0.3 million. In addition to the contractual lease period, the contract includes an optional renewal for three additional periods of one year each, however, the Company plans to terminate the Maintenance Facility Lease at the end of the term, February 29, 2024. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Maintenance Facility Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Maintenance Facility Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Maintenance Facility Lease because we concluded that the accounting effect was insignificant. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 3.4% and 0.2 years, respectively.
In August 2022 and December 2022, we entered into equipment lease contracts (the "Electric Fleet Leases") for a duration of approximately three years each for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet. The Electric Fleet Leases contain options to either extend each lease for up to three additional periods of one year each or purchase the equipment at the end of their initial term of approximately 3.0 years or at the end of each subsequent renewal period.
The first of the Electric Fleet Leases (the "Electric Fleet One Lease") commenced on August 23, 2023 when we received some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. During the year ended December 31, 2023, the Company made lease payments of approximately $2.2 million, including variable lease payments of approximately $0.1 million. During the year ended December 31, 2023, the Company incurred initial direct costs of approximately $14.3 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet One Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet One Lease contains variable payments based on equipment usage. The Electric Fleet One Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet One Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 7.3% and 3.0 years, respectively.
The second of the Electric Fleet Leases (the "Electric Fleet Two Lease") commenced on November 1, 2023 when we received some of the equipment associated with the second FORCESM electric-powered hydraulic fracturing fleet. During the year ended December 31, 2023, the Company made lease payments of approximately $1.0 million, including variable lease payments of approximately $0.03 million. During the year ended December 31, 2023, the Company incurred initial direct costs of approximately $9.4 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Two Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Two Lease contains variable payments based on equipment usage. The Electric Fleet Two Lease does not include a residual value guarantee, covenants or financial restrictions.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. LEASES (Continued)
We accounted for the Electric Fleet Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 7.3% and three years, respectively. As of December 31, 2023, we have not received some of the equipment contracted under the Electric Fleet Two Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of December 31, 2023.
The third of the Electric Fleet Leases (the "Electric Fleet Three Lease", and collectively with the Electric Fleet One Lease and the Electric Fleet Two Lease, the “Electric Fleet Leases”) commenced on December 19, 2023, when we received some of the equipment associated with the third FORCESM electric-powered hydraulic fracturing fleet. During the year ended December 31, 2023, the Company made lease payments of approximately $0.1 million and no variable lease payments. During the year ended December 31, 2023, the Company incurred initial direct costs of approximately $1.4 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Three Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Three Lease contains variable payments based on equipment usage. The Electric Fleet Three Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Three Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 7.3% and 3.0 years, respectively. As of December 31, 2023, we have not received some of the equipment contracted under the Electric Fleet Three Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of December 31, 2023.
The Electric Fleet Lease on the fourth FORCESM electric-powered hydraulic fracturing fleet has not yet commenced. We currently do not control the assets under this lease because they are currently being manufactured by the vendor and we have not taken possession of the assets. The delivery of the FORCESM electric-powered hydraulic fracturing fleets is as each fleet is manufactured. We currently expect to receive the remaining equipment associated with the second and third fleets and all equipment associated with the fourth fleet in the first half of 2024. Given that the Company has not yet taken possession of the assets under these leases, the Company has not accounted for the associated right-of-use asset and lease obligation on its balance sheet as of December 31, 2023.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease") with a commencement date of March 1, 2023. During the year ended December 31, 2023, the Company made lease payments of approximately $0.3 million. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.3 years, respectively.
As part of the Silvertip Acquisition, we assumed two real estate lease contracts (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from the Silvertip Acquisition Date. During the year ended December 31, 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the year ended December 31, 2023, the Company made lease payments of approximately $0.2 million and $0.3 million on the Silvertip One Lease and the Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment within our Wireline reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the real estate leases because we concluded that the accounting effect was insignificant. As of December 31,

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. LEASES (Continued)
2023, the weighted average discount rate and remaining lease term on the Silvertip One Lease was approximately 6.3% and 4.9 years, respectively. As of December 31, 2023, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 4.9 years, respectively.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the year ended December 31, 2023, the Company made lease payments of approximately $0.1 million on the Silvertip Three Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Wireline reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of December 31, 2023, the weighted average discount rate and remaining lease term on the Silvertip Three Lease was approximately 6.3% and 4.9 years, respectively.
On June 1, 2023, we commenced an office space lease contract for 5.0 years (the "Silvertip Office Lease"). During the year ended December 31, 2023, the Company made lease payments of approximately $0.1 million on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Wireline reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 6.5% and 4.4 years, respectively.
In August 2023, in connection with the relocation of our corporate office, we entered into an office space lease contract for 2.1 years (the "Corporate Office Lease"), with a commencement date of September 8, 2023. During the year ended December 31, 2023, the Company made lease payments of approximately $0.02 million on the Corporate Office Lease. The assets and liabilities under this contract are recorded in our corporate administrative function. In addition to the contractual lease period, the contract includes an optional renewal for 0.8 years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Corporate Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Corporate Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 7.1% and 1.8 years, respectively.
As of December 31, 2023, our total operating lease right-of-use asset cost was $85.8 million, and accumulated amortization was $7.2 million. As of December 31, 2022, our total operating lease right-of-use asset cost was $4.6 million, and accumulated amortization was $1.5 million.
Finance Leases
Description of Lease
In January 2023, we entered into a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment with a commencement date of August 23, 2023. During the year ended December 31, 2023, the Company made lease payments of approximately $5.7 million on the Power Equipment Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for one year, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Power Equipment Lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term, the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets and the lease term being the major part of the remaining economic life

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. LEASES (Continued)
of the underlying assets. As of December 31, 2023, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.6 years, respectively.
As of December 31, 2023, the total finance lease right-of-use asset cost was approximately $52.6 million, and accumulated amortization was approximately $5.2 million. As of December 31, 2022, we had no finance lease right-of-use assets.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for operating leases as of December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$20,399	$19,872
2025	20,322	19,872
2026	19,194	12,790
2027	1,225	—
2028	821	—
Total undiscounted future lease payments	61,961	52,534
Amount representing interest	(6,332)	(4,585)
Present value of future lease payments (lease obligation)	$55,629	$47,949
The total cash paid for amounts included in the measurement of our operating lease liability during the year ended December 31, 2023, was approximately $4.6 million. The total cash paid for amounts included in the measurement of our finance lease liabilities during the year ended December 31, 2023, was approximately $4.7 million. During the year ended December 31, 2023, we recorded non-cash operating lease obligations totaling approximately $56.1 million arising from obtaining right-of-use assets related to our execution of the Real Estate Two Lease, the Silvertip Three Lease, the Silvertip Office Lease, the Electric Fleet One Lease, the Electric Fleet Two Lease, the Electric Fleet Three Lease and the Corporate Office Lease, and our extension of the Silvertip One Lease. During the year ended December 31, 2023, we recorded non-cash finance lease obligations totaling approximately $52.6 million arising from obtaining right-of-use assets related to the commencement of the Power Equipment Lease. During the year ended December 31, 2022, total cash paid for amounts included in the measurement of our operating lease liabilities was approximately $0.7 million. During the year ended December 31, 2022, we recorded a non-cash operating lease obligation of approximately $0.6 million as a result of our execution of the Maintenance Facility Lease.
Short-Term Leases
We elected the practical expedient option, consistent with ASC 842, to exclude leases with a term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of ASC 360 to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs.
Lease Costs
For the years ended December 31, 2023, 2022 and 2021, we recorded operating lease cost of approximately $6.6 million, $0.7 million and $0.3 million, respectively, in our consolidated statements of operations. For the year ended December 31, 2023, we recorded finance lease cost of approximately $6.2 million in our consolidated statements of operations comprising of amortization of finance right-of-use asset of approximately $5.2 million and interest on finance lease liabilities of approximately $1.0 million. For the years ended December 31, 2022 and 2021, we had no finance lease costs. For the years ended December 31, 2023, 2022 and 2021, we recorded variable lease cost of approximately $0.1 million, $0 and $0, respectively, in our consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, we recorded short-term lease cost of approximately $0.8 million, $0.8 million and $0.6 million, respectively, in our consolidated statements of operations.

PROPETRO HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of December 31, 2023, three of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet and some of the equipment associated with the second and third fleets. Lease payments pertaining to the remaining equipment under the second, third and fourth Electric Fleet Leases are expected to commence when the Company takes possession of the associated equipment. We currently expect to receive the remaining equipment associated with the second and third fleets and all equipment associated with the fourth fleet in the first half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $103.7 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $52.5 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024, has a take-or-pay commitment of $17.7 million. During the years ended December 31, 2023, 2022 and 2021, no shortfall fee was recorded.
As of December 31, 2023 and 2022, the Company had issued letters of credit of $6.0 million and $6.0 million, respectively, under the ABL Credit Facility in connection with the Company's casualty insurance policy.
Contingent Liabilities
Legal Matters
In September 2019, a complaint, captioned Richard Logan, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. ProPetro Holding Corp., et al., (the "Logan Lawsuit"), was filed against the Company and certain of its then current and former officers and directors in the U.S. District Court for the Western District of Texas. As amended by later complaints, the Logan Lawsuit asserted claims on behalf of a putative class of shareholders who purchased the Company’s common stock between March 17, 2017 and March 13, 2020 or purchased the Company's common stock pursuant to the Company's IPO in March 2017. Plaintiffs alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act against the Company, certain former officers and current and former directors, alleging that the defendants made allegedly inaccurate or misleading statements or omissions about the Company's business, operations and prospects. On August 11, 2022, the Company entered into a settlement of the Logan Lawsuit, pursuant to which the Company's insurers have paid a cash sum into a settlement fund to be distributed to members of the putative class. On May 11, 2023, the settlement was granted final court approval.
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the “Comptroller”) commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of December 31, 2023, the audit was substantially compete and the Company accrued for an estimated settlement expense of $6.0 million.
In January 2022, we entered into a settlement agreement with the Comptroller for a $10.7 million tax refund, net of consulting fees, in connection with certain limited sales and use tax for the audit period July 1, 2015 through December 31, 2018. The net refund to the company of $10.7 million was recorded as part of other income in our statement of operations during the year December 31, 2022. During the year ended December 31, 2021, we recorded a net refund of approximately $2.1 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company’s gross receipt taxes, which will routinely cover up to a four-year period. As of December 31, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of December 31, 2023, the audit is still ongoing and the final outcome cannot be reasonably estimated.
19. SUBSEQUENT EVENTS
Subsequent to year-end, we received some of the remaining equipment associated with our second, third and fourth FORCESM electric-powered hydraulic fracturing fleets under the Electric Fleet Leases, resulting in the addition of non-cash operating lease obligations totaling approximately $16.3 million arising from obtaining right-of-use assets related to this equipment. Subsequent to year-end, we repurchased an additional 2.6 million shares under our share repurchase program amounting to $19.5 million, bringing the total repurchases since the inception of the program to 8.4 million shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and have concluded that our disclosure controls and procedures were not effective due to the material weakness described below in “Management’s Report on Internal Control Over Financial Reporting.”
Notwithstanding the conclusion by our Principal Executive Officer and Principal Financial Officer that our disclosure controls and procedures as of December 31, 2023, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, our management believes that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weakness described below.
Segregation of Duties and Management Review Control
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
The material weakness is related to the Company’s information technology environment whereby the Company did not maintain adequate segregation of duties or sufficient compensating management review controls to effectively mitigate an inadequate system access control configuration in its accounting system in which manual journal entry approvers can modify the entries before posting. This deficiency is solely related to manual journal entries and has no impact on system-generated journal entries flowing through our accounting system and other feeder systems. Due to this control deficiency, other manual-dependent controls were deemed ineffective. Subsequent to the identification of this material weakness, the Company conducted additional procedures and determined that there was no material misstatement in its consolidated financial statements for the year ended December 31, 2023.
The independent registered public accounting firm, RSM US LLP, Houston, Texas, United States, Auditor Firm ID #49, has audited the consolidated financial statements as of and for the year ended December 31, 2023, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this Annual Report under Part II, Item 8 above.
Remediation Plan and Status
The Company has taken, among other items, the following measures to address the material weakness identified:
•Evaluated the potential impact of the identified material weakness and accordingly, performed additional testing of certain transactions and journal entries in 2023 to ensure completeness and accuracy of its financial statements, and no material exception was identified.
•Tested whether this access resulted in any inappropriate journal entries being recorded or revised and concluded that no such instances occurred.
•Implemented a segregation of duties conflict process by limiting the access of certain employees of the Company who are owners of management review controls.
•Implemented a technical solution to ensure that access to our system of records adequately limits incompatible duties and strengthened our monitoring and review controls over journal entry processing.
•Implemented control activities related to additional independent reviews of manual entries posted in the accounting system and are currently evaluating additional procedures to further strengthen the Company’s overall segregation of duties.
Although we have taken preliminary actions to eliminate the identified material weakness, we will continue to evaluate, test, and implement further actions that will further strengthen the Company’s overall internal controls over financial reporting. Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Plans
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2024.
Item 11.     Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2024.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2024.
Item 14.     Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed before the end of April 2024.

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

10.6#
Amended and Restated ProPetro Holding Corp. Executive Incentive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated February 18, 2020).

10.7#
Form of Indemnification Agreement for Pioneer Designated Directors (incorporated by reference herein to Exhibit 10.32 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.8#
Form of Indemnification Agreement for Officers and Directors of ProPetro Holding Corp. (incorporated by reference herein to Exhibit 10.33 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.9#
ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.4 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.10#
Form of Participation Agreement pursuant to the ProPetro Services, Inc. Second Amended and Restated Executive Severance Plan (incorporated by reference herein to Exhibit 10.5 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated October 26, 2020).

10.11#
2020 Form of ProPetro Holding Corp. 2017 Incentive Award Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.54 to ProPetro Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.12#
2021 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference herein to Exhibit 10.1 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.13#
2021 Form of ProPetro Holding Corp. 2020 Long Term Incentive Plan Performance Share Unit Grant Notice and Performance Share Unit Agreement (incorporated by reference herein to Exhibit 10.2 to ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.14
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

10.15#	Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 11, 2023).
10.16
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 2, 2023, by and among ProPetro Holding Corp., and ProPetro Services, Inc., the Incremental Lenders and each existing Lender party thereto as a Consenting Lender and Barclays Bank PLC, as Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated June 2, 2023).

10.17#
Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy (incorporated by reference herein to Exhibit 10.1 of ProPetro Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

16.1	Letter of Deloitte & Touche LLP dated March 1, 2023 (incorporated by reference herein to Exhibit 16.1 to ProPetro Holding Corp.’s Current Report on Form 8-K, dated March 1, 2023).
21.1(a)	List of Subsidiaries of ProPetro Holding Corp.
23.1(a)	Consent of RSM US LLP, an Independent Registered Public Accounting Firm.
23.2(a)	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(b)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(a)#	ProPetro Holding Corp. Incentive-Based Compensation Recovery (Clawback) Policy.
101.INS(a)	XBRL Instance Document
101.SCH(a)	XBRL Taxonomy Extension Schema Document
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document
104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(a)    Filed herewith.
(b)    Furnished herewith.
#    Compensatory plan, contract or arrangement.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2024.
                        ProPetro Holding Corp.

/s/ Samuel D. Sledge
Samuel D. Sledge Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ Samuel D. Sledge	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2024
Samuel D. Sledge
/s/ David S. Schorlemer	Chief Financial Officer (Principal Financial Officer)	March 13, 2024
David S. Schorlemer
/s/ Celina A. Davila	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2024
Celina A. Davila
/s/ Phillip A. Gobe	Chairman of the Board	March 13, 2024
Phillip A. Gobe
/s/ Spencer D. Armour, III	Director	March 13, 2024
Spencer D. Armour, III
/s/ Mark Berg	Director	March 13, 2024
Mark Berg
/s/ Anthony Best	Director	March 13, 2024
Anthony Best
/s/ G. Larry Lawrence	Director	March 13, 2024
G. Larry Lawrence
/s/ Michele Vion	Director	March 13, 2024
Michele Vion
/s/ Jack Moore	Director	March 13, 2024
Jack Moore
/s/ Mary Ricciardello	Director	March 13, 2024
Mary Ricciardello