Form 10-Q
period 2024-03-31
ProPetro Holding Corp.
filed 2024-05-02
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at April 26, 2024, was 107,039,149.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including as a result of 2024 presidential election, higher interest rates, the rate of inflation and a potential economic recession;
•central bank policy actions, bank failures and associated liquidity risks and other factors;
•the severity and duration of any world events and armed conflict, including the Russian-Ukraine war, conflicts in the Israel-Gaza region and continued hostilities in the Middle East, including rising tensions with Iran, and associated repercussions to supply and demand for oil and gas and the economy generally;
•the actions taken by the members of the Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•actions taken by the current government, such as executive orders or new regulations, including climate-related regulations, that may negatively impact the future production of oil and natural gas in the United States and may adversely affect our future operations;
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
•the price and availability of debt and equity financing (including higher interest rates) for us and our customers;
•our ability to complete growth projects on time and on budget;
•increases in tax rates or types of taxes enacted that specifically impact exploration and production and related operations resulting in changes in the amount of taxes owed by us;
-ii-

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
Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2023 (the "Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") and elsewhere throughout that report, and other risks, many of which are beyond our control.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,458	$33,354
Accounts receivable - net of allowance for credit losses of $236 and $236, respectively	273,709	237,012
Inventories	19,447	17,705
Prepaid expenses	13,124	14,640
Short-term investment, net	7,143	7,745
Other current assets	155	353
Total current assets	360,036	310,809
PROPERTY AND EQUIPMENT - net of accumulated depreciation	947,138	967,116
OPERATING LEASE RIGHT-OF-USE ASSETS	109,362	78,583
FINANCE LEASE RIGHT-OF-USE ASSETS	42,923	47,449
OTHER NONCURRENT ASSETS:
Goodwill	23,624	23,624
Intangible assets - net of amortization	49,183	50,615
Other noncurrent assets	1,994	2,116
Total other noncurrent assets	74,801	76,355
TOTAL ASSETS	$1,534,260	$1,480,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$189,216	$161,441
Accrued and other current liabilities	70,855	75,616
Operating lease liabilities	26,534	17,029
Finance lease liabilities	17,379	17,063
Total current liabilities	303,984	271,149
DEFERRED INCOME TAXES	101,045	93,105
LONG-TERM DEBT	45,000	45,000
NONCURRENT OPERATING LEASE LIABILITIES	56,481	38,600
NONCURRENT FINANCE LEASE LIABILITIES	26,416	30,886
OTHER LONG-TERM LIABILITIES	3,180	3,180
Total liabilities	536,106	481,920
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 106,891,337 and 109,483,281 shares issued, respectively	107	109
Additional paid-in capital	909,083	929,249
Retained earnings	88,964	69,034
Total shareholders’ equity	998,154	998,392
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,534,260	$1,480,312
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE - Service revenue	$405,843	$423,570
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	288,641	280,486
General and administrative expenses (inclusive of stock-based compensation)	28,226	28,746
Depreciation and amortization	52,206	38,271
Loss on disposal of assets	6,458	34,607
Total costs and expenses	375,531	382,110
OPERATING INCOME	30,312	41,460
OTHER (EXPENSE) INCOME:
Interest expense	(2,029)	(667)
Other income (expense), net	1,405	(3,704)
Total other (expense) income, net	(624)	(4,371)
INCOME BEFORE INCOME TAXES	29,688	37,089
INCOME TAX EXPENSE	(9,758)	(8,356)
NET INCOME	$19,930	$28,733

NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.25
Diluted	$0.18	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	108,540	114,881
Diluted	108,989	115,331

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2024	109,483	$109	$929,249	$69,034	$998,392
Stock-based compensation cost	—	—	3,742	—	3,742
Issuance of equity awards, net	376	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(1,209)	—	(1,209)
Share repurchases	(2,968)	(3)	(22,505)	—	(22,508)
Excise tax on share repurchases	—	—	(193)	—	(193)
Net income	—	—	—	19,930	19,930
BALANCE - March 31, 2024	106,891	$107	$909,083	$88,964	$998,154

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2023	114,515	$114	$970,519	$(16,600)	$954,033
Stock-based compensation cost	—	—	3,536	—	3,536
Issuance of equity awards, net	656	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,379)	—	(3,379)
Net income	—	—	—	28,733	28,733
BALANCE - March 31, 2023	115,171	$115	$970,675	$12,133	$982,923

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,930	$28,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,206	38,271
Deferred income tax expense	7,940	7,807
Amortization of deferred debt issuance costs	108	64
Stock-based compensation	3,742	3,536
Loss on disposal of assets	6,458	34,607
Unrealized loss on short-term investment	602	3,794
Changes in operating assets and liabilities:
Accounts receivable	(36,697)	(74,199)
Other current assets	430	(468)
Inventories	(1,742)	(6,366)
Prepaid expenses	1,530	(548)
Accounts payable	21,191	29,823
Accrued and other current liabilities	(876)	8,006
Net cash provided by operating activities	74,822	73,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,585)	(114,839)
Proceeds from sale of assets	738	1,089
Net cash used in investing activities	(33,847)	(113,750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(4,154)	—
Tax withholdings paid for net settlement of equity awards	(1,209)	(3,379)
Share repurchases	(22,508)	—
Net cash used in financing activities	(27,871)	(3,379)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,104	(44,069)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	33,354	88,862
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$46,458	$44,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$26,859	$64,784
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$46,458	$26,498
Restricted cash	—	18,295
Total cash, cash equivalents and restricted cash — End of period	$46,458	$44,793
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiaries (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Form 10-K filed with the SEC (our "Form 10-K").
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash and Customer Cash Advances
Our restricted cash relates to cash advances received from a customer in connection with our contract with the customer to provide FORCESM electric-powered hydraulic fracturing equipment and services. The restricted cash was used to pay for contractually agreed upon expenditures. We had no restricted cash as of March 31, 2024 and December 31, 2023.
The cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $15.9 million and $19.2 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, we recognized revenue of $1.7 million and $1.0 million from the cash advance amount outstanding at the beginning of the period.
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At March 31, 2024 and December 31, 2023, accrued revenue (unbilled receivable) included as part of our accounts receivable was $63.1 million and $55.4 million, respectively. At March 31, 2024, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $22.9 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of March 31, 2024, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the three months ended March 31, 2024:

(in thousands)

Balance - January 1, 2024	$236
Provision for credit losses during the period	—
Write-off during the period	—
Balance - March 31, 2024	$236
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $12.5 million from depreciation to loss on disposal of assets for the three months ended March 31, 2023.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and Amortization
Depreciation and amortization comprised of the following:

(in thousands)
	Three Months Ended March 31,
	2024	2023
Depreciation and amortization related to cost of services	$50,774	$36,839
Depreciation and amortization related to general and administrative expenses	1,432	1,432
Total depreciation and amortization	$52,206	$38,271
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
Note 2 - Recently Issued Accounting Standards
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU represent changes to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. We do not expect ASU No. 2023-06 to have a material impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and 2) an amount for other segment items representing the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. This ASU also requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss but at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles under GAAP. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect to early adopt ASU No. 2023-07. We are currently evaluating the impact ASU No. 2023-07 will have on our segment disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of ASU No. 2023-09 on our income tax disclosures.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Par Five Acquisition
On December 1, 2023, the Company completed the acquisition of certain assets and certain liabilities of Par Five Energy Services LLC ("Par Five"), an oilfield service company based in Artesia, New Mexico that provides cementing and remediation services across the Permian Basin in Texas and New Mexico (the "Par Five Acquisition"). As a result of the Par Five Acquisition, the Company expanded its operations in the cementing service business unit.
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

The deferred cash consideration of $3.2 million will be used to cover the amount by which the estimated purchase price exceeds the final purchase price, if any. The unused amount is payable to Par Five or its beneficiary on June 1, 2025 and accrues interest at 4.0% per annum. This obligation is shown within other long-term liabilities in our condensed consolidated balance sheets. As of March 31, 2024, the outstanding amount for this obligation was $3.2 million.

The fair value of the assets acquired includes account receivables of $8.7 million. The gross amount due under contracts is $8.7 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of Par Five.

Note 4 - Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of March 31, 2024 and December 31, 2023 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
March 31, 2024:
Short-term investment	$7,143	$7,143	$—	$—	$(602)
December 31, 2023:
Short-term investment	$7,745	$7,745	$—	$—	$(2,538)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of March 31, 2024, the fair value of the short-term investment was estimated at $7.1 million. The fluctuation in stock price resulted in an unrealized loss of $0.6 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. Included in the unrealized loss for the three months ended March 31, 2024 was a loss of $0.2 million resulting from non-cash foreign currency translation during the three months ended March 31, 2024. There was no unrealized gain or loss resulting from non-cash foreign currency translation during the three months ended March 31, 2023. The unrealized loss resulting from stock price fluctuation and the unrealized loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.
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
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended March 31, 2024 and 2023.
There were no additions to goodwill during the three months ended March 31, 2024 and 2023. The wireline operating segment is the only segment with goodwill at March 31, 2024 and December 31, 2023. There were no goodwill impairment losses during the three months ended March 31, 2024 and 2023. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2023 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade name. Intangible assets are amortized on a straight‑line basis with a useful life of ten years. Amortization expense included in net income for the three months ended March 31, 2024 and 2023 was $1.4 million and $1.4 million, respectively. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	March 31, 2024	December 31, 2023
Intangible assets acquired:
Trademark/trade name	$10,800	$10,800
Customer relationships	46,500	46,500
Total intangible assets acquired	57,300	57,300

Accumulated amortization:
Trademark/trade name	(1,530)	(1,260)
Customer relationships	(6,587)	(5,425)
Total accumulated amortization	(8,117)	(6,685)

Intangible assets — net	$49,183	$50,615
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2024	$4,298
2025	5,730
2026	5,730
2027	5,730
2028 and beyond	27,695
Total	$49,183
The average amortization period for our remaining intangible assets is approximately 8.6 years.
Note 6 - Long-Term Debt
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
(Unaudited)
Note 6 - Long-Term Debt (Continued)
(subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2024, was approximately $192.1 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the three months ended March 31, 2024, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 7.21%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively.
Note 7 - Reportable Segment Information
The Company currently has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), wireline and cementing. These operating segments represent how the CODM evaluates performance and allocates resources.
Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria in accordance with ASC 280—Segment Reporting and were aggregated into the “Completion Services” reportable segment. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing segment does not meet the reportable segment criteria and is included within the “All Other” category. Additionally, our corporate administrative activities do not involve business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource decisions. As a result, corporate administrative expenses have been included under “Reconciling Items.” Prior period segment information has been revised to conform to our current presentation.
Our hydraulic fracturing operating segment revenue approximated 76.2% and 79.0% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue from our wireline operating segment approximated 15.0% and 14.7% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Our cementing operating segment revenue approximated 8.8% and 6.3% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Our operating segments are subject to inherent uncertainties which may influence our prospective activities. Inter-segment revenues are not material and are not shown separately in the tables below.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are not material and not shown separately (in thousands):

	Three Months Ended March 31, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$309,300	$60,805	$35,738	$—	$405,843
Adjusted EBITDA for reportable segments	$86,119	$16,786	$4,861	$—	$107,766
Depreciation and amortization	$44,995	$4,915	$2,271	$25	$52,206
Capital expenditures incurred	$35,988	$2,386	$1,466	$—	$39,840
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets March 31, 2024	$1,236,940	$210,579	$74,664	$12,077	$1,534,260

	Three Months Ended March 31, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$334,441	$62,560	$26,569	$—	$423,570
Adjusted EBITDA for reportable segments	$108,581	$18,331	$3,963	$—	$130,875
Depreciation and amortization (1)	$32,412	$4,408	$1,360	$91	$38,271
Capital expenditures incurred	$95,073	$1,033	$1,064	$—	$97,170
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $12.5 million from depreciation to loss on disposal of assets for the three months ended March 31, 2023.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Service Revenue
Hydraulic Fracturing	$309,300	$334,441
Wireline	60,805	62,560
All Other	35,738	26,569
Total service revenue for reportable segments	405,843	423,570
Elimination of intersegment service revenue	—	—
Total consolidated service revenue	$405,843	$423,570

Adjusted EBITDA
Hydraulic Fracturing	$86,119	$108,581
Wireline	16,786	18,331
All Other	4,861	3,963
Total Adjusted EBITDA for reportable segments	107,766	130,875
Unallocated corporate administrative expenses	(14,371)	(11,710)
Depreciation and amortization (1)	(52,206)	(38,271)
Interest expense	(2,029)	(667)
Income tax expense	(9,758)	(8,356)
Loss on disposal of assets (1)	(6,458)	(34,607)
Stock-based compensation	(3,742)	(3,536)
Other income (expense), net (2)	1,405	(3,704)
Other general and administrative expense, net	(59)	(946)
Retention bonus and severance expense	(618)	(345)
Net income	$19,930	$28,733
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $12.5 million from depreciation to loss on disposal of assets for the three months ended March 31, 2023.
(2)Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment. Other expense for the three months ended March 31, 2023 is primarily comprised of a $3.8 unrealized loss on short-term investment.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income Per Share
Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance stock units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
The table below shows the calculations for the three months ended March 31, 2024 and 2023 (in thousands, except for per share data):

	Three Months Ended March 31,
	2024	2023
Numerator (both basic and diluted)
Net income relevant to common stockholders	$19,930	$28,733

Denominator
Denominator for basic income per share	108,540	114,881
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	170
Dilutive effect of restricted stock units	449	280
Denominator for diluted income per share	108,989	115,331

Basic income per common share	$0.18	$0.25
Diluted income per common share	$0.18	$0.25
As shown in the table below, the following stock options, restricted stock units and performance stock units have not been included in the calculation of diluted income per common share for the three months ended March 31, 2024 and 2023 because they will be anti-dilutive to the calculation of diluted net income per common share:

(in thousands)	Three Months Ended March 31,
	2024	2023
Stock options	179	426
Restricted stock units	628	1,084
Performance stock units	669	—
Total	1,476	1,510

Note 9 - Share Repurchase Program
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Share Repurchase Program (Continued)
common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 ("IRA 2022") applies to our share repurchase program.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended March 31, 2024, the Company paid an aggregate of $22.5 million, an average price per share of $7.58 including commissions, for share repurchases under the share repurchase program. The Company has accrued $0.6 million in respect of the IRA 2022 repurchase excise tax as of March 31, 2024. As of April 24, 2024, $125.8 million remained authorized for future repurchases of common stock under the repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the three months ended March 31, 2024. As of March 31, 2024, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of March 31, 2024 was below the cost to exercise these options. No stock options were exercised during the three months ended March 31, 2024. The weighted average remaining contractual term for the outstanding and exercisable stock options as of March 31, 2024 was approximately 3.0 years.
A summary of the stock option activity for the three months ended March 31, 2024 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	180	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(1)	$14.00
Outstanding at March 31, 2024	179	$14.00
Exercisable at March 31, 2024	179	$14.00
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
During the three months ended March 31, 2024, we granted 1,620,150 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period or a two-year period at one-third after first year anniversary and two-thirds after the second year anniversary, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2024, the total unrecognized compensation expense for all RSUs was approximately $24.6 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.
The following table summarizes RSUs activity during the three months ended March 31, 2024 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,264	$9.81
Granted	1,620	$7.31
Vested	(522)	$10.49
Forfeited	(12)	$9.12
Canceled	—	$—
Outstanding at March 31, 2024	3,350	$8.50
Performance Share Units
During the three months ended March 31, 2024, we granted 637,266 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo probability model. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
The following table summarizes information about PSUs activity during the three months ended March 31, 2024 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2024	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2024
2021	620	—	—	(620)	—
2022	306	—	—	—	306
2023	438	—	—	—	438
2024	—	637	—	—	637
Total	1,364	637	—	(620)	1,381
Weighted Average Fair Value Per Share	$15.80	$8.22	$—	$14.73	$12.79
The total stock-based compensation expense for the three months ended March 31, 2024 and 2023 for all stock awards was $3.7 million and $3.5 million, respectively, and the associated tax benefit related thereto was $0.8 million and $0.7 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2024 was approximately $34.9 million, and is expected to be recognized over a weighted average period of approximately 2.2 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company rents three yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the three yards was approximately $0.03 million, $0.1 million and $0.1 million, respectively. The Company previously rented two yards from this entity and incurred rent expense of $0.01 million and $0.05 million, respectively during the three months ended March 31, 2023.
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
Revenue from services provided to Pioneer (including Reservation fees) accounted for approximately $4.9 million and $54.3 million of our total revenue during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the total accounts receivable due from Pioneer, including estimated unbilled receivables for services we provided, amounted to approximately $3.3 million and the amount due to Pioneer was $0. As of December 31, 2023, the balance due from Pioneer for services we provided amounted to approximately $2.4 million and the amount due to Pioneer was $0.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract included an optional renewal of up to ten years, however, the Company terminated the Real Estate One Lease at the end of the term, March 1, 2023. During the three months ended March 31, 2023, the Company made lease payments of approximately $0.1 million.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two-year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. During the three months ended March 31, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.1 million, respectively. In addition to the contractual lease period, the contract included an optional renewal for three additional periods of one year each, however, the Company terminated the Maintenance Facility Lease at the end of the term, March 13, 2024.
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
The first of these leases (the "Electric Fleet One Lease") commenced on August 23, 2023 when we received some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. During the three months ended March 31, 2024, the Company made lease payments of approximately $2.3 million on the Electric Fleet One Lease, including variable lease payments of approximately $0.3 million. During the three months ended March 31, 2024, the Company incurred initial direct costs of approximately $3.0 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet One Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet One Lease contains variable payments based on equipment usage. The Electric Fleet One Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet One Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.7 years, respectively.
The second of the Electric Fleet Leases (the "Electric Fleet Two Lease") commenced on November 1, 2023 when we received some of the equipment associated with the second FORCESM electric-powered hydraulic fracturing fleet. During the three months ended March 31, 2024, the Company made lease payments of approximately $2.3 million, on the Electric Fleet Two Lease, including variable lease payments of approximately $0.3 million. During the three months ended March 31, 2024, the Company incurred initial direct costs of approximately $1.6 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Two Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Two Lease contains variable payments based on equipment usage. The Electric Fleet Two Lease does not include a residual value guarantee, covenants or financial restrictions.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
We accounted for the Electric Fleet Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.9 years, respectively.
The third of the Electric Fleet Leases (the "Electric Fleet Three Lease") commenced on December 19, 2023, when we received some of the equipment associated with the third FORCESM electric-powered hydraulic fracturing fleet. During the three months ended March 31, 2024, the Company made lease payments of approximately $1.6 million, including variable lease payments of approximately $0.05 million. During the three months ended March 31, 2024, the Company incurred initial direct costs of approximately $0.2 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Three Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Three Lease contains variable payments based on equipment usage. The Electric Fleet Three Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Three Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 3.0 years, respectively. As of March 31, 2024, we have not received some of the equipment contracted under the Electric Fleet Three Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of March 31, 2024.
The fourth of the Electric Fleet Leases (the "Electric Fleet Four Lease") commenced on February 9, 2024, when we received some of the equipment associated with the fourth FORCESM electric-powered hydraulic fracturing fleet. During the three months ended March 31, 2024, the Company made lease payments of approximately $0.3 million with no variable lease payments. During the three months ended March 31, 2024, the Company incurred initial direct costs of approximately $1.4 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Four Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Four Lease contains variable payments based on equipment usage. The Electric Fleet Four Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Four Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 3.0 years, respectively. As of March 31, 2024, we have not received some of the equipment contracted under the Electric Fleet Four Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of March 31, 2024.
We currently expect to receive the remaining equipment associated with the third and fourth fleets in the first half of 2024.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the three months ended March 31, 2024, the Company made lease payments of approximately $0.1 million. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.1 years, respectively.
As part of our acquisition of Silvertip Completion Services Operating, LLC, we assumed two real estate lease contracts (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from November 1, 2022. During 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the three months ended March 31, 2024, the Company made lease payments of approximately $0.05 million and $0.1 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
recorded in our wireline operating segment within our Completion Services reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of March 31, 2024, the weighted average discount rate and remaining lease term for the Silvertip One Lease was approximately 6.3% and 4.7 years, respectively. As of March 31, 2024, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 4.7 years, respectively.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the three months ended March 31, 2024 and 2023, the Company made lease payments of approximately $0.03 million and $0, respectively. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.7 years, respectively.
On June 1, 2023, we commenced an office space lease contract for 5.0 years (the "Silvertip Office Lease"). During the three months ended March 31, 2024, the Company made lease payments of approximately $0.04 million on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 6.5% and 4.2 years, respectively.
In August 2023, in connection with the relocation of our corporate office, we entered into an office space lease contract for 2.1 years (the "Corporate Office Lease"), with a commencement date of September 8, 2023. During the three months ended March 31, 2024, the Company made lease payments of approximately $0.04 million on the Corporate Office Lease. The assets and liabilities under this contract are recorded in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for 0.8 years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Corporate Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Corporate Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.1% and 1.5 years, respectively.
As of March 31, 2024, the total operating lease right-of-use asset cost was approximately $124.4 million, and accumulated amortization was approximately $15.0 million. As of December 31, 2023, our total operating lease right-of-use asset cost was approximately $85.8 million, and accumulated amortization was approximately $7.2 million.
Finance Leases
Description of Lease
In January 2023, we entered into a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment with a commencement date of August 23, 2023. During the three months ended March 31, 2024, the Company made lease payments of approximately $5.0 million on the Power Equipment Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for one year, and in management's judgment the exercise of the renewal option is not

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Power Equipment Lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term, the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets and the lease term being the major part of the remaining economic life of the underlying assets. As of March 31, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.4 years, respectively.
As of March 31, 2024, the total finance lease right-of-use asset cost was approximately $52.6 million, and accumulated amortization was approximately $9.7 million. As of December 31, 2023, the total finance lease right-of-use was approximately $52.6 million, and accumulated amortization was approximately $5.2 million.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of March 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$23,655	$14,904
2025	31,433	19,872
2026	30,669	12,790
2027	5,570	—
2028	821	—
Total undiscounted future lease payments	92,148	47,566
Less: amount representing interest	(9,133)	(3,771)
Present value of future lease payments (lease obligation)	$83,015	$43,795
The total cash paid for amounts included in the measurement of our operating lease liabilities during the three months ended March 31, 2024 was approximately $6.3 million. The total cash paid for amounts included in the measurement of our finance lease liabilities during the three months ended March 31, 2024 was approximately $4.2 million. During the three months ended March 31, 2024, we recorded non-cash operating lease obligations totaling approximately $32.4 million arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Two Lease, the Electric Fleet Three Lease and the Electric Fleet Four Lease. During the three months ended March 31, 2023, total cash paid for amounts included in the measurement of our operating lease liabilities was approximately $0.3 million. During the three months ended March 31, 2023, we recorded a non-cash operating lease obligation of approximately $1.8 million as a result of our execution of the Real Estate Two Lease and our extension of the Silvertip One Lease.
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
Lease Costs
For the three months ended March 31, 2024 and 2023, we recorded operating lease cost of approximately $9.0 million and $0.3 million, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2024, we recorded finance lease cost of approximately $5.3 million in our condensed consolidated statements of operations comprising of amortization of finance right-of-use asset of approximately $4.5 million and interest on finance lease liabilities of approximately $0.8 million. For the three months ended March 31, 2023, we had no finance lease costs. For the three months ended March 31, 2024 and 2023, we recorded variable lease cost of approximately $0.6 million and $0, respectively, in our

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, we recorded short-term lease cost of approximately $0.2 million and $0.3 million, respectively, in our condensed consolidated statements of operations.
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of March 31, 2024, all four of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with the first and second FORCESM electric-powered hydraulic fracturing fleet and some of the equipment associated with the third and fourth fleets. Lease payments pertaining to the remaining equipment associated with the third and fourth Electric Fleet Leases are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive the remaining equipment associated with the third and fourth fleets in the first half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $100.7 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $47.6 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024 has a remaining take-or-pay commitment of $13.1 million. During the three months ended March 31, 2024 and 2023, no shortfall fee was recorded.
As of March 31, 2024, the Company had issued letters of credit of approximately $6.0 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of March 31, 2024, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of March 31, 2024, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of March 31, 2024, the audit is still ongoing and the final outcome cannot be reasonably estimated.
Note 14 - Subsequent Events
In April 2024, we received some of the remaining equipment associated with our third FORCESM electric-powered hydraulic fracturing fleet and additional equipment associated with our fourth FORCESM electric-powered hydraulic fracturing fleet under the Electric Fleet Leases, resulting in the addition of non-cash operating lease obligations totaling approximately $5.3 million arising from obtaining right-of-use assets related to this equipment.
In April 2024, we entered into a contract with Exxon Mobil Corporation to provide hydraulic fracturing services with two FORCESM electric-powered hydraulic fracturing fleets and other completion services with an option to add a third FORCESM fleet for a period of three years or contracted hours, whichever occurs last with respect to each fleet.
On April 24, 2024, the Board approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The approval permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and has extended the expiration date of the program by one year to May 31, 2025.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Form 10-K") as well as the financial and other information included therein.
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
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 76.2% of our total revenues and operations. Our total available hydraulic horsepower ("HHP") as of March 31, 2024, was 1,539,500 HHP, which was comprised of 452,500 HHP of our Tier IV Dynamic Gas Blending ("DGB") dual-fuel equipment, 222,000 HHP of FORCESM electric-powered equipment and 865,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and to purchase new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 452,500 HHP of Tier IV DGB dual-fuel equipment and we have received all of the converted and new Tier IV DGB dual-fuel equipment by the end of 2023. In 2022, we entered into three-year electric fleet leases for a total of four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases"). As of March 31, 2024, we have received 222,000 HHP of FORCESM electric-powered equipment. We currently expect to receive the remaining equipment associated with the third and fourth fleets in the first half of 2024. We currently have 24 wireline units and 37 cement units.
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
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin, in exchange for $25.4 million of cash, including deferred cash consideration of $3.2 million which is payable to Par Five or its beneficiary on June 1, 2025 with interest at 4.0% per annum. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
Our competitors include many large and small oilfield service companies, including Halliburton Company, Liberty Energy Inc., Patterson-UTI Energy Inc., ProFrac Holding Corp., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an oilfield services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in an E&P company's criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the oilfield service industry because of the capital requirements, lack of large scale deployment of certain new technology such as electric-powered equipment, pricing for services and expected return on invested capital. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment portfolio and quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions.
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
We have historically conducted our business through four operating segments: hydraulic fracturing, wireline, cementing and coiled tubing. Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria and were aggregated into the “Completion Services” reportable segment. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing segment is not material, is not separately reportable, and is included within the “All Other” category. Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, please see "Note 7 - Reportable Segment Information."
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
On October 31, 2022, we entered into two pressure pumping services agreements (the "Fleet One Agreement" and the "Fleet Two Agreement") with Pioneer, pursuant to which we provided hydraulic fracturing services with two committed fleets, subject to certain termination and release rights. The Fleet One Agreement was effective as of January 1, 2023 and was terminated on August 31, 2023. The Fleet Two Agreement was effective as of January 1, 2023 and was terminated on May 12, 2023. In October 2023, Pioneer entered into a merger agreement with Exxon Mobil Corporation.
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
Since October 2023, an ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region has led to significant armed hostilities, including elsewhere in the Middle East. On April 13, 2024, Iran launched an attack on several targets in Israel, and in response the U.S. and a number of its allies have stated an intent to impose additional sanctions on Iran. The geopolitical and macroeconomic consequences of this conflict remain uncertain, and such events, or any further hostilities in the Israel-Gaza region, with Iran or elsewhere, could severely impact the world economy, the demand for and price of crude oil and the oil and gas industry generally and may adversely affect our financial condition.
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the West Texas Intermediate ("WTI") average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. The WTI average crude oil price declined to approximately $78 per barrel in 2023 before slightly increasing to approximately $81 per barrel in March 2024. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, concerns over a potential disruption of Middle Eastern oil supplies resulting from the ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, recent OPEC+ production cuts of approximately 2.2 million barrels per day and concerns of a potential global recession resulting from high inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of 2022, according to the Baker Hughes Company. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 13% decrease in the rig count in 2023 to 309 at the end of 2023 which resulted in a reduction in the demand for completion services and pressure on pricing of our services. The Permian Basin rig count has subsequently increased to 316 at the end of March 2024.
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
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCESM electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022 and approximately 60% in 2023, and expect to increase to approximately 65% by the end of the first half of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, (iii) other expense/(income), (iv) other unusual or nonrecurring (income)/expenses such as costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements and (v) retention bonuses and severance. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.

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
The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are not material and not shown separately (in thousands):

	Three Months Ended March 31, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$309,300	$60,805	$35,738	$—	$405,843
Adjusted EBITDA	$86,119	$16,786	$4,861	$(14,371)	$93,395
Depreciation and amortization	$44,995	$4,915	$2,271	$25	$52,206
Operating lease expense on FORCESM fleets (1)	$8,592	$—	$—	$—	$8,592
Capital expenditures incurred	$35,988	$2,386	$1,466	$—	$39,840
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets March 31, 2024	$1,236,940	$210,579	$74,664	$12,077	$1,534,260

	Three Months Ended March 31, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$334,441	$62,560	$26,569	$—	$423,570
Adjusted EBITDA	$108,581	$18,331	$3,963	$(11,710)	$119,165
Depreciation and amortization (2)	$32,412	$4,408	$1,360	$91	$38,271
Capital expenditures incurred	$95,073	$1,033	$1,064	$—	$97,170
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)Represents lease cost related to operating leases on our FORCESM electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations. We did not have these leases in the three months ended March 31, 2023.
(2)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $12.5 million from depreciation to loss on disposal of assets for the three months ended March 31, 2023.

A reconciliation of net income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$19,930	$28,733
Depreciation and amortization (1)	52,206	38,271
Interest expense	2,029	667
Income tax expense	9,758	8,356
Loss on disposal of assets (1)	6,458	34,607
Stock-based compensation	3,742	3,536
Other (income) expense, net (2)	(1,405)	3,704
Other general and administrative expense, net	59	946
Retention bonus and severance expense	618	345
Adjusted EBITDA	$93,395	$119,165
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets for the three months ended March 31, 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $12.5 million from depreciation to loss on disposal of assets for the three months ended March 31, 2023.
(2)Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment. Other expense for the three months ended March 31, 2023 is primarily comprised of a $3.8 million unrealized loss on short-term investment.

Results of Operations
As of March 31, 2024, we conducted our business through three operating segments: hydraulic fracturing, wireline and cementing. Our cementing operating segment is shown in the "All Other" category for segment reporting purposes.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five, which provides cementing services in the Delaware Basin in exchange for cash consideration of $25.4 million. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin. The Company's 2024 results include the impact of Par Five's operations for the entire period which was not included in our 2023 results herein because we acquired Par Five in December 2023. Accordingly, the full impact of the results of Par Five may affect the comparability of our 2024 results when compared to prior period. Par Five's operations resulted in $9.6 million in revenue and $8.6 million in cost of services which are included in the All Other category for the three months ended March 31, 2024.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2024	2023	$	%
Revenue
Hydraulic Fracturing	$309,300	$334,441	$(25,141)	(7.5)%
Wireline	60,805	62,560	(1,755)	(2.8)%
All Other (1)	35,738	26,569	9,169	34.5%
Total revenue	405,843	423,570	(17,727)	(4.2)%

Cost of services (2)
Hydraulic Fracturing	218,024	218,565	(541)	(0.2)%
Wireline	41,152	40,960	192	0.5%
All Other (1)	29,465	20,961	8,504	40.6%
Total cost of services	288,641	280,486	8,155	2.9%

General and administrative expense (3)	28,226	28,746	(520)	(1.8)%
Depreciation and amortization	52,206	38,271	13,935	36.4%
Loss on disposal of assets	6,458	34,607	(28,149)	(81.3)%
Interest expense	2,029	667	1,362	204.2%
Other (income) expense	(1,405)	3,704	5,109	137.9%
Income tax expense	9,758	8,356	1,402	16.8%
Net income	$19,930	$28,733	$(8,803)	(30.6)%

Adjusted EBITDA (3)	$93,395	$119,165	$(25,770)	(21.6)%
Adjusted EBITDA Margin (3)	23.0%	28.1%	(5.1)%	(18.1)%

Hydraulic Fracturing segment results of operations:
Revenue	$309,300	$334,441	$(25,141)	(7.5)%
Cost of services	$218,024	$218,565	$(541)	(0.2)%
Adjusted EBITDA (4)	$86,119	$108,581	$(22,462)	(20.7)%
Adjusted EBITDA Margin (5)	27.8%	32.5%	(4.7)%	(14.5)%
(1)Includes our cementing operations.
(2)Exclusive of depreciation and amortization.
(3)Inclusive of stock-based compensation.

(4)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations".
(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenues.    Revenues decreased 4.2%, or $17.7 million, to $405.8 million during the three months ended March 31, 2024, as compared to $423.6 million during the three months ended March 31, 2023. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 7.5%, or $25.1 million, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity, and decreased customer pricing. Our effectively utilized hydraulic fracturing fleet count declined to approximately 15 active fleets during the three months ended March 31, 2024, from approximately 16 active fleets for the three months ended March 31, 2023. The effective utilized fleet count is determined by dividing the total number of days our fleets were actively working at wellsites during the month by 25 days (predetermined number of expected active work days in the month).
Wireline. Our wireline segment revenues decreased 2.8% or $1.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity.
All Other. Revenues from the All Other category comprising of our cementing operations increased 34.5% or $9.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which contributed to $9.6 million of the increase in revenues.
Cost of Services.    Cost of services increased 2.9%, or $8.2 million, to $288.6 million for the three months ended March 31, 2024, as compared to $280.5 million during the three months ended March 31, 2023. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $0.5 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. As a percentage of hydraulic fracturing segment revenues (including reservation fees), hydraulic fracturing cost of services was 70.5% for the three months ended March 31, 2024, as compared to 65.4% for the three months ended March 31, 2023 driven by the decreased activity levels, customer price decreases and the impact of general cost inflation.
Wireline. Our wireline segment cost of services increased $0.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
All Other. Cost of service for the All Other category increased $8.5 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which resulted in $8.6 million of the increase in cost of services.
General and Administrative Expenses.   General and administrative expenses decreased 1.8%, or $0.5 million, to $28.2 million for the three months ended March 31, 2024, as compared to $28.7 million for the three months ended March 31, 2023. The net decrease was primarily attributable to a $2.5 million decrease in insurance expense resulting from lower allocation to general and administrative expenses, partially offset by (i) a $1.6 million increase in consulting fees and (ii) a $0.4 million increase in other general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e. stock-based compensation of $3.7 million, retention bonuses and severance expenses of $0.6 million and nonrecurring transaction expenses of $0.1 million), general and administrative expenses were $23.8 million during the three months ended March 31, 2024, as compared to $23.9 million during the three months ended March 31, 2023.
Depreciation and Amortization.    Depreciation and amortization increased 36.4%, or $13.9 million, to $52.2 million for the three months ended March 31, 2024, as compared to $38.3 million for the three months ended March 31, 2023. The increase was primarily attributable to (i) assets placed into service since March 31, 2023, (ii) the addition of a finance lease for certain power generation equipment in August 2023 which resulted in $4.5 million of amortization and (iii) the addition of Par Five's operations in December 2023 which included $0.9 million of depreciation.
Loss on Disposal of Assets.    Loss on disposal of assets decreased 81.3%, or $28.1 million, to $6.5 million for the three months ended March 31, 2024, as compared to $34.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to losses incurred during the three months ended March 31, 2023 from the decommissioning of certain hydraulic fracturing equipment, replacement of certain major components in connection with our conversion of certain Tier II hydraulic fracturing equipment to Tier IV DGB and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023.
Interest Expense.    Interest expense increased to $2.0 million for the three months ended March 31, 2024, as compared to $0.7 million for the three months ended March 31, 2023. The increase was primarily attributable to higher average outstanding borrowings under our amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023 and as may be amended further, "ABL Credit Facility") during the three months ended March 31, 2024 and the addition of a finance lease for certain power generation equipment in August 2023.
Other (Income) Expense.    Other income was approximately $1.4 million for the three months ended March 31, 2024, compared to other expense of $3.7 million for the three months ended March 31, 2023. Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment. Other expense for the three months ended March 31, 2023 is primarily comprised of a $3.8 million unrealized loss on short-term investment.
Income Taxes.    Total income tax expense was $9.8 million resulting in an effective tax rate of 32.9% for the three months ended March 31, 2024, as compared to income tax expense of $8.4 million or an effective tax rate of 22.5% for the three months ended March 31, 2023. The change in income tax expense recorded during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is primarily attributable to the difference in the impact of nondeductible expenses on the estimated pre-tax income for 2024, as compared to 2023.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt payments. Our borrowing base, as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of March 31, 2024 was $15.9 million, which does not include any restricted cash.
As of March 31, 2024, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $202.0 million, consisting of cash and cash equivalents of $46.5 million and $155.5 million of availability under our ABL Credit Facility.
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. During the three months ended March 31, 2024, the Company repurchased and retired 3.0 million shares of common stock for an aggregate of $22.5 million, an average price per share of $7.58 including commissions, under the repurchase program. As of April 24, 2024, $125.8 million remained authorized for future repurchases of common stock under the repurchase program.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $39.8 million during the three months ended March 31, 2024, as compared to $97.2 million during the three months ended March 31, 2023 for our reportable segments. The significant portion of our total capital expenditures incurred during the three months ended March 31, 2024 were maintenance capital expenditures.
Our future material use of cash will be to fund our capital expenditures. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2024 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2024, we expect our capital expenditures to range between $200 million and $250 million. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2024 with a remaining take-or-pay commitment of approximately $13.1 million. We also entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of March 31, 2024, all four of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with the first and second FORCESM electric-powered hydraulic fracturing fleets and some of the equipment associated with the third and fourth fleets. Lease payments pertaining to the remaining equipment associated with the third and fourth Electric Fleet Leases are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive the remaining equipment associated with the third and fourth fleets in the first half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $100.7 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $47.6 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2024.
Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Net cash provided by operating activities	$74,822	$73,060
Net cash used in investing activities	$(33,847)	$(113,750)
Net cash used in financing activities	$(27,871)	$(3,379)
Cash Flows From Operating Activities
Net cash provided by operating activities was $74.8 million for the three months ended March 31, 2024, compared to $73.1 million for the three months ended March 31, 2023. The net increase of approximately $1.7 million was primarily due to the timing of our receivable collections from our customers and payments to our vendors and a smaller increase in inventories, partially offset by lower net income adjusted for noncash expenses and a decrease in other current liabilities.
Cash Flows From Investing Activities
Net cash used in investing activities decreased to $33.8 million for the three months ended March 31, 2024, from $113.7 million for the three months ended March 31, 2023. The decrease was primarily attributable to our capital light strategy and the completion of our planned investments in Tier IV DGB equipment.
Cash Flows From Financing Activities
Net cash used in financing activities was $27.9 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023. The net increase was primarily driven by share repurchases of $22.5 million and payments of finance lease obligation of $4.2 million, partially offset by a decrease in tax withholdings paid for net settlement of equity awards.
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
Effective June 2, 2023, the Company entered into an amendment to the ABL Credit Facility. The amendment increased the borrowing capacity under the ABL Credit Facility to $225.0 million (subject to the Borrowing Base limit), and extended the maturity date to June 2, 2028. The Borrowing Base as of March 31, 2024, was approximately $192.1 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2024 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, due to the material weakness in internal control over financial reporting described below.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2023, during fiscal year 2023 we identified a material weakness in our internal control over financial reporting. The material weakness is related to our information technology environment whereby we did not maintain adequate segregation of duties or sufficient compensating management review controls to effectively mitigate an inadequate system access control configuration in our accounting system in which manual journal entry approvers could modify the entries before posting. This deficiency was solely related to manual journal entries and had no impact on system-generated journal entries flowing through our accounting system and other feeder systems. Due to this control deficiency, other manual-dependent controls were deemed ineffective. Subsequent to the identification of this material weakness, we conducted additional procedures and determined that there was no material misstatement in our consolidated financial statements for the year ended December 31, 2023.
Remediation of Previously Reported Material Weakness
During the three months ended March 31, 2024, we took the following measures as part of our previously disclosed remediation plan:
•Implemented a segregation of duties conflict process by limiting the access of certain employees of the Company who are owners of management review controls.
•Implemented a technical solution in our accounting system to ensure that manual journal entry approvers are no longer able to modify the entries before posting and strengthened our monitoring and review controls over journal entry processing.

•Evaluated the potential impact of the identified material weakness and accordingly, performed additional testing of certain transactions and journal entries in 2024 during the period prior to our implementation of the technical solution in our accounting system to ensure completeness and accuracy of our financial statements, and no material exception was identified.
•Tested whether this access resulted in any inappropriate journal entries being recorded or revised and concluded that no such instances occurred.
•Implemented control activities related to an additional independent review of manual entries posted in the accounting system and an independent review of changes to manual entries between origination and posting.
We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. We have completed the testing of the design of the new and enhanced controls related to the previously reported material weakness over manual journal entry processing. We believe that these new and enhanced controls have been fully implemented and are operating as designed. However, the material weakness will not be considered remediated until the new and enhanced controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2024 to January 31, 2024	511,215	$8.01	511,215	$44,167,576
February 1, 2024 to February 29, 2024	963,110	$7.67	963,110	$36,784,391
March 1, 2024 to March 31, 2024	1,493,735	$7.38	1,493,735	$25,753,936
Total	2,968,060	$7.58	2,968,060	$25,753,936
(1)On April 24, 2024, the Board approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws.
(2)The average price paid per share includes commissions.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

Date:	May 2, 2024	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)