Form 10-Q
period 2024-06-30
ProPetro Holding Corp.
filed 2024-08-01
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 26, 2024, was 104,162,177.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "target," "seek," "believe," "expect," "anticipate," "intend," "estimate," "will," "should" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
•increases in tax rates or types of taxes enacted that specifically impact exploration and production ("E&P") and related operations resulting in changes in the amount of taxes owed by us;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,886	$33,354
Accounts receivable - net of allowance for credit losses of $236 and $236, respectively	220,699	237,012
Inventories	18,742	17,705
Prepaid expenses	11,870	14,640
Short-term investment, net	7,797	7,745
Other current assets	1,153	353
Total current assets	327,147	310,809
PROPERTY AND EQUIPMENT - net of accumulated depreciation	923,213	967,116
OPERATING LEASE RIGHT-OF-USE ASSETS	125,546	78,583
FINANCE LEASE RIGHT-OF-USE ASSETS	40,411	47,449
OTHER NONCURRENT ASSETS:
Goodwill	26,754	23,624
Intangible assets - net of amortization	67,384	50,615
Other noncurrent assets	1,872	2,116
Total other noncurrent assets	96,010	76,355
TOTAL ASSETS	$1,512,327	$1,480,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,907	$161,441
Accrued and other current liabilities	87,663	75,616
Operating lease liabilities	30,349	17,029
Finance lease liabilities	18,625	17,063
Total current liabilities	295,544	271,149
DEFERRED INCOME TAXES	103,462	93,105
LONG-TERM DEBT	45,000	45,000
NONCURRENT OPERATING LEASE LIABILITIES	58,560	38,600
NONCURRENT FINANCE LEASE LIABILITIES	23,013	30,886
OTHER LONG-TERM LIABILITIES	10,900	3,180
Total liabilities	536,479	481,920
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 104,524,320 and 109,483,281 shares issued, respectively	105	109
Additional paid-in capital	890,439	929,249
Retained earnings	85,304	69,034
Total shareholders’ equity	975,848	998,392
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,512,327	$1,480,312
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE - Service revenue	$357,021	$435,249	$762,864	$858,819
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	265,845	297,791	554,486	578,277
General and administrative expenses (inclusive of stock-based compensation)	30,910	29,021	59,136	57,767
Depreciation and amortization	57,522	41,118	109,728	79,389
Loss on disposal of assets	3,277	14,836	9,735	49,443
Total costs and expenses	357,554	382,766	733,085	764,876
OPERATING (LOSS) INCOME	(533)	52,483	29,779	93,943
OTHER (EXPENSE) INCOME:
Interest expense	(1,965)	(1,180)	(3,994)	(1,847)
Other income (expense), net	2,403	72	3,809	(3,632)
Total other (expense) income, net	438	(1,108)	(185)	(5,479)
INCOME (LOSS) BEFORE INCOME TAXES	(95)	51,375	29,594	88,464
INCOME TAX EXPENSE	(3,565)	(12,118)	(13,324)	(20,474)
NET (LOSS) INCOME	$(3,660)	$39,257	$16,270	$67,990

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.03)	$0.34	$0.15	$0.59
Diluted	$(0.03)	$0.34	$0.15	$0.59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	106,303	114,737	107,421	114,809
Diluted	106,303	114,796	108,123	115,102

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2024	109,483	$109	$929,249	$69,034	$998,392
Stock-based compensation cost	—	—	3,742	—	3,742
Issuance of equity awards, net	376	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(1,209)	—	(1,209)
Share repurchases	(2,968)	(3)	(22,505)	—	(22,508)
Excise tax on share repurchases	—	—	(193)	—	(193)
Net income	—	—	—	19,930	19,930
BALANCE - March 31, 2024	106,891	$107	$909,083	$88,964	$998,154
Stock-based compensation cost	—	—	4,618	—	4,618
Issuance of equity awards, net	168	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(61)	—	(61)
Share repurchases	(2,535)	(2)	(22,986)	—	(22,988)
Excise tax on share repurchases	—	—	(215)	—	(215)
Net loss	—	—	—	(3,660)	(3,660)
BALANCE - June 30, 2024	104,524	$105	$890,439	$85,304	$975,848

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2023	114,515	$114	$970,519	$(16,600)	$954,033
Stock-based compensation cost	—	—	3,536	—	3,536
Issuance of equity awards, net	656	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(3,379)	—	(3,379)
Net income	—	—	—	28,733	28,733
BALANCE - March 31, 2023	115,171	$115	$970,675	$12,133	$982,923
Stock-based compensation cost	—	—	3,758	—	3,758
Issuance of equity awards, net	76	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(4)	—	(4)
Share repurchases	(2,289)	(2)	(17,468)	—	(17,470)
Excise tax on share repurchases	—	—	(105)	—	(105)
Net income	—	—	—	39,257	39,257
BALANCE - June 30, 2023	112,958	$113	$956,856	$51,390	$1,008,359

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,270	$67,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,728	79,389
Deferred income tax expense	10,357	18,897
Amortization of deferred debt issuance costs	217	140
Stock-based compensation	8,360	7,294
Loss on disposal of assets	9,735	49,443
Unrealized (gain) loss on short-term investment	(52)	3,846
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	26,641	(35,178)
Other current assets	(568)	(983)
Inventories	(1,036)	(6,792)
Prepaid expenses	2,797	(144)
Accounts payable	(5,254)	(3,160)
Accrued and other current liabilities	2,568	6,272
Net cash provided by operating activities	179,763	187,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,805)	(223,775)
Business acquisition, net of cash acquired	(21,038)	—
Proceeds from sale of assets	1,920	2,044
Net cash used in investing activities	(90,923)	(221,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	30,000
Payment of debt issuance costs	—	(1,179)
Payments on finance lease obligations	(8,542)	—
Tax withholdings paid for net settlement of equity awards	(1,270)	(3,383)
Share repurchases	(45,496)	(17,470)
Net cash (used in) provided by financing activities	(55,308)	7,968
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33,532	(26,749)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	33,354	88,862
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$66,886	$62,113

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$21,588	$71,080
Business acquisition deferred cash consideration included in other current liabilities	$4,201	$—
Business acquisition contingent consideration included in other long-term liabilities	$10,900	$—
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets:

	Six Months Ended June 30,
	2024	2023
Summary of cash, cash equivalents and restricted cash
Cash and cash equivalents	$66,886	$49,890
Restricted cash	—	12,223
Total cash, cash equivalents and restricted cash — End of period	$66,886	$62,113
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
Hydraulic fracturing is an oil well completion technique, which is part of the overall well completion process. It is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of shale wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our hydraulic fracturing contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed accurately depicts how our hydraulic fracturing services are transferred to our customers over time. In addition, certain of our hydraulic fracturing equipment may be entitled to reservation fee charges if a customer were to reserve committed hydraulic fracturing equipment. The Company recognizes revenue related to reservation fee charges on a daily basis as the performance obligations are met. We also deliver wet sand to customer oil well sites for use in the hydraulic fracturing process. The Company recognizes revenue related to its sale of sand and delivery service as it fulfills sand deliveries to the customer.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash and Customer Cash Advances
Our restricted cash relates to cash advances received from a customer in connection with our contract with the customer to provide FORCESM electric-powered hydraulic fracturing equipment and services. The restricted cash was used to pay for contractually agreed upon expenditures. We had no restricted cash as of June 30, 2024 and December 31, 2023.
The cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $16.3 million and $19.2 million as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, we recognized revenue of $3.3 million and $2.7 million, respectively, from the cash advance amount outstanding at the beginning of the period.
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At June 30, 2024 and December 31, 2023, accrued revenue (unbilled receivable) included as part of our accounts receivable was $57.9 million and $55.4 million, respectively. At June 30, 2024, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $27.1 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of June 30, 2024, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the six months ended June 30, 2024:

(in thousands)

Balance - January 1, 2024	$236
Provision for credit losses during the period	—
Write-off during the period	—
Balance - June 30, 2024	$236
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $11.8 million and $24.3 million from depreciation to loss on disposal of assets for the three and six months ended June 30, 2023, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization related to cost of services	$55,792	$39,619	$106,540	$76,366
Depreciation and amortization related to general and administrative expenses	1,730	1,499	3,188	3,023
Total depreciation and amortization	$57,522	$41,118	$109,728	$79,389
Income Taxes
Total income tax expense was $13.3 million resulting in an effective tax rate of 45.0% for the six months ended June 30, 2024, as compared to income tax expense of $20.5 million or an effective tax rate of 23.1% for the six months ended June 30, 2023. The change in income tax expense recorded during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, is primarily attributable to the difference in the impact of nondeductible expenses on the estimated pre-tax income for 2024, as compared to 2023.
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
Note 2 - Recently Issued Accounting Standards
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification” or "ASC"). The amendments in the ASU represent changes to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. We do not expect ASU No. 2023-06 to have a material impact on our condensed consolidated financial statements.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 3 - Business Acquisitions
AquaPropSM Acquisition
On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC (“AquaPropSM”). Aqua PropSM is an oilfield service company based in Midland, Texas that provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites. As a result of the acquisition, the Company expanded its operations into the wet sand service business unit.
The following table summarizes the consideration transferred to AquaPropSM:

(in thousands)
Fair value of purchase consideration:
Cash	$21,216
Deferred cash consideration	4,201
Contingent consideration	10,900
Total consideration	$36,317
Cash consideration includes $13.7 million paid to the seller, $7.2 million paid to settle the seller’s outstanding debt, and $0.3 million paid for the seller’s transaction expenses.
Included in the deferred cash consideration is a liability incurred to the seller of $1.8 million. In the purchase agreement as a post-closing transaction, AquaPropSM's seller agreed to purchase and then sell to the Company, and the Company agreed to purchase from the seller, two additional equipment spreads within 90 days of the closing at a purchase price equal to cost plus a 50% premium. The post-closing transaction was determined to be a transaction separate from the business combination, but the premium was determined to represent consideration transferred in the business combination as the above market terms of the arrangement would not have been agreed upon absent the business combination. Accordingly, the liability incurred to the seller was recognized as consideration in the business combination as cash was not paid at closing. The post-closing transaction for the Company’s purchase of the additional equipment occurred in July 2024 and the purchases were accounted for as additions to property and equipment in our condensed consolidated balance sheet and capital expenditures in our condensed consolidated statement of cash flows.
Also in the purchase agreement as an additional post-closing transaction, the seller agreed to purchase and then deliver to the Company up to five more additional equipment spreads at the request of the Company within a 30-month period following the delivery of the first additional spread at a purchase price equal to the lower of $4.8 million or cost. The additional post-closing transaction was determined to be a transaction separate from the business combination, and no portion of the transaction was determined to represent consideration transferred in the business combination as the terms were at market. The additional post-closing transaction for the Company’s purchase of the additional equipment will be accounted for as additions to property and equipment in our condensed consolidated balance sheet and capital expenditures in our condensed consolidated statement of cash flows.
The acquisition of AquaPropSM also included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the seller based on the amount of wet sand delivered during a 30-month period following the delivery of the first additional spread, attributable to the five additional equipment spreads described above. Amounts are payable under the earnout arrangement if the Company reaches certain delivery thresholds (in tons) of wet sand using the specific equipment provided by the seller or by other parties. The range of the undiscounted amounts the Company could be obligated to pay under the contingent consideration agreement is between $0 and $12.5 million. The fair value of the contingent consideration for the business combination recognized at the acquisition date of $10.9 million was estimated by applying the probability-weighted expected return method for the different scenarios that may occur based on the amount of additional equipment delivered by the seller, at the request of the Company, and the amount of wet sand expected to be delivered by such equipment. The fair value measurement of the contingent consideration is based on significant inputs not observable in the

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
market, and thus represent Level 3 measurements. The contingent consideration payable will be adjusted to estimated fair value at the end of each subsequent reporting period until the contingencies are resolved and consideration payments are made. There was no adjustment to the contingent consideration payable between May 31, 2024 and June 30, 2024.
The following table summarizes the recognized preliminary amounts of identified assets, and liabilities assumed at the acquisition date:

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Cash	$178
Accounts receivable	10,551
Property and equipment	13,468
Intangible assets:
Trade name	1,300
Customer relationships	18,600
Accounts payable	(886)
Factored receivables	(10,024)
Total net assets acquired	33,187
Goodwill	3,130
Total consideration	$36,317
Preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on information provided by AquaPropSM's seller and available through the issuance of these condensed consolidated financial statements. The Company is continuing to evaluate the underlying inputs and assumptions used in the valuations and the completeness of assets and liabilities recognized as the AquaPropSM Acquisition closed on May 31, 2024. Amounts recorded for all assets acquired, other than cash, and liabilities assumed, and the completeness of assets and liabilities recognized, are provisional. Accordingly, these preliminary estimates are subject to change during the measurement period. The measurement period ends on the earlier of the Company obtaining all necessary information that existed as of the acquisition date or one year from the acquisition date. As we continue to integrate the acquired business, we may obtain additional information on the acquired accounts receivable, property and equipment, identifiable intangible assets, accounts payable and factoring receivables which if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. We expect to finalize these amounts within one year from the acquisition date.
The fair value of the assets acquired includes accounts receivable of $10.6 million. The gross amount due under contracts is $10.6 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of AquaPropSM.
The assets acquired include two intangible assets, the trademark/trade name for AquaPropSM and the customer relationships. The trademark was assigned a fair value of $1.3 million with zero residual value and will be amortized on a straight‑line basis over fifteen years. The customer relationships were assigned a fair value of $18.6 million with zero residual value and will be amortized on a straight‑line basis over six years. The fair value of the trademark was estimated using the relief-from-royalty method, which calculates the hypothetical royalty fees that would be saved by owning an intangible asset rather than licensing it from another owner. This method forecasts revenue over the estimated useful life of the asset and then applies the following: a royalty rate based on comparable royalty and/or licensing transactions, income tax rate and discount rate, to calculate the discounted cash flows to arrive at the value of the trademark. Key assumptions include revenue forecasted at historical trends with a 0% long-term growth rate, 1.0% royalty rate, 21.6% income tax rate and a 40.5% discount rate. The fair value of the customer relationships was estimated using the multi-period excess earnings method. This method is a specific application of the discounted cash flow method, in which revenue derived from the intangible asset is estimated using total business revenue as a proxy and subsequently adjusted for attrition. Then deductions are made for business expenses and required returns attributable to other assets in the business. The excess earnings after these deductions are discounted to present value at an appropriate rate of return to arrive at the intangible asset value. Key assumptions include revenue forecasted at historical trends with a 0% long-term growth rate, 20.0% attrition rate, 21.6% income tax rate and a 40.5% discount rate.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
The goodwill is attributable to the acquired workforce and significant synergies. Goodwill is assigned 100% to the hydraulic fracturing operating segment of the Company. The goodwill recognized is deductible for income tax purposes.
The acquired business contributed revenues of $4.9 million and earnings of $0.7 million to the Company for the period from May 31, 2024, to June 30, 2024.
The following combined supplemental pro forma information assumes the AquaPropSM Acquisition occurred on January 1, 2023. The supplemental pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after June 30, 2024 or any operating efficiencies or inefficiencies that may result from the AquaPropSM Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled AquaPropSM during the periods presented.

(unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$372,725	$436,939	$805,354	$860,722
Net (loss) income	(308)	39,612	27,054	67,216
For the three and six months ended June 30, 2024, the Company incurred $1.1 million of acquisition-related costs. These expenses are included in general and administrative expenses on the Company’s condensed consolidated statement of operations.
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
The following table summarizes the consideration transferred to Par Five and the recognized amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total purchase consideration:
Cash	$22,215
Deferred cash consideration	2,956
Total consideration	$25,171

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$8,488
Inventory	321
Property, plant and equipment	17,175
Accrued liabilities	(813)
Total net assets acquired	$25,171

The deferred cash consideration of $3.0 million will be used to cover the amount by which the estimated purchase price exceeds the final purchase price, if any. The unused amount is payable to Par Five or its beneficiary on June 1, 2025 and accrues interest at 4.0% per annum. This obligation is shown within other current liabilities in our condensed consolidated balance sheets. As of June 30, 2024, the outstanding amount for this obligation was $3.0 million.

The fair value of the assets acquired includes account receivables of $8.5 million. The gross amount due under contracts is $8.5 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
the acquisition of Par Five. The Company previously recognized a preliminary estimate of $8.7 million for accounts receivable acquired as part of the Par Five Acquisition. During the three months ended June 30, 2024, the Company made a measurement period adjustment to decrease accounts receivable by $0.2 million to reflect facts and circumstances in existence as of the acquisition date. The impact of this adjustment was a decrease in deferred cash consideration payable.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of June 30, 2024 and December 31, 2023 and have been excluded from the table below.
Assets and liabilities measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
June 30, 2024:
Short-term investment	$7,797	$7,797	$—	$—	$52
Business acquisition contingent consideration payable	$10,900	$—	$—	$10,900	$—
December 31, 2023:
Short-term investment	$7,745	$7,745	$—	$—	$(2,538)

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of June 30, 2024, the fair value of the short-term investment was estimated at $7.8 million. The fluctuation in stock price resulted in an unrealized gain of $0.7 million and $0.1 million for the three and six months ended June 30, 2024, respectively. There was no unrealized gain or loss resulting from non-cash foreign currency translation during the three months ended June 30, 2024. Included in the unrealized gain for the six months ended June 30, 2024 was a loss of $0.2 million resulting from non-cash foreign currency translation. The fluctuation in stock price resulted in an unrealized loss of $0.1 million and $3.8 million for the three and six months ended June 30, 2023, respectively. Included in the unrealized loss was a gain of $0.1 million resulting from non-cash foreign currency translation during the three and six months ended June 30, 2023. The unrealized loss resulting from stock price fluctuation and the unrealized loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in AquaPropSM in exchange for $13.7 million of cash, $4.2 million of deferred cash consideration payable to AquaPropSM's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method. The fair value of the contingent consideration payable is remeasured at the end of each reporting period. Any change in the fair value of the contingent consideration payable will be included in other income (expense) in our condensed consolidated statements of operations. As of June 30, 2024, the fair value of the contingent consideration payable was estimated at $10.9 million. There was no adjustment to the contingent consideration payable between May 31, 2024 and June 30, 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the AquaPropSM and Par Five Acquisitions, which are required to be measured at fair value on the acquisition date according to the FASB ASC Topic 805, Business Combinations.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the six months ended June 30, 2024 and 2023.
During the three and six months ended June 30, 2024, we added $3.1 million of goodwill to our hydraulic fracturing operating segment related to the acquisition of AquaPropSM. There were no additions to goodwill during the three and six months ended June 30, 2023. At June 30, 2024, our hydraulic fracturing operating segment and our wireline operating segment included goodwill amounting to $3.1 million and $23.6 million, respectively. The wireline operating segment was the only segment with goodwill at December 31, 2023. There were no goodwill impairment losses during the six months ended June 30, 2024 and 2023, respectively. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2023 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade names. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Amortization expense included in net (loss) income for the three and six months ended June 30, 2024 was $1.8 million and $3.2 million, respectively. Amortization expense included in net income for the three and six months ended June 30, 2023 was $1.4 million and $2.9 million, respectively. The Company’s intangible assets subject to amortization consisted of the following:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
	June 30, 2024	December 31, 2023
Intangible assets:
Trademark/trade names	$12,100	$10,800
Customer relationships	65,100	46,500
Total intangible assets	77,200	57,300

Accumulated amortization:
Trademark/trade name	(1,807)	(1,260)
Customer relationships	(8,009)	(5,425)
Total accumulated amortization	(9,816)	(6,685)

Intangible assets — net	$67,384	$50,615
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2024	$4,458
2025	8,917
2026	8,917
2027	8,917
2028 and beyond	36,175
Total	$67,384
The average amortization period for our remaining intangible assets is approximately 7.8 years.
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
Effective June 2, 2023, the Company entered into an amendment to its amended and restated revolving credit facility. The amendment increased the borrowing capacity under the revolving credit facility to $225.0 million (subject to the Borrowing Base (as defined below) limit), and extended the maturity date to June 2, 2028.
Effective June 26, 2024, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024 and as may be amended further, "ABL Credit Facility"). The amendment increased the amount of non-cash consideration that may be considered cash pursuant to certain permitted dispositions. The ABL Credit Facility has a borrowing base of the sum of 85% to

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Long-Term Debt (Continued)
90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2024, was approximately $129.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the three months ended June 30, 2024, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 7.19%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $6.0 million under the ABL Credit Facility, we had approximately $78.4 million available for borrowing under our ABL Credit Facility as of June 30, 2024.
Note 7 - Reportable Segment Information
The Company currently has three operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing), wireline and cementing. These operating segments represent how the CODM evaluates performance and allocates resources.
Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria in accordance with ASC 280—Segment Reporting and were aggregated into the “Completion Services” reportable segment. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing segment does not meet the reportable segment criteria and is included within the “All Other” category. Additionally, our corporate administrative activities do not involve business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource decisions. As a result, corporate administrative expenses and inter-segment revenue have been included under “Reconciling Items.” Prior period segment information has been revised to conform to our current presentation.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$271,628	$49,202	$36,277	$(86)	$357,021
Adjusted EBITDA for reportable segments	$63,623	$10,793	$6,583	$—	$80,999
Depreciation and amortization	$50,082	$5,129	$2,279	$32	$57,522
Capital expenditures incurred	$25,631	$1,943	$4,376	$—	$31,950
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets June 30, 2024	$1,191,335	$198,985	$72,124	$49,883	$1,512,327

	Three Months Ended June 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$343,545	$63,846	$27,858	$—	$435,249
Adjusted EBITDA for reportable segments	$100,281	$18,326	$6,522	$—	$125,129
Depreciation and amortization (1)	$35,077	$4,593	$1,381	$67	$41,118
Capital expenditures incurred	$108,564	$4,366	$2,303	$—	$115,233
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312

	Six Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$580,928	$110,007	$72,015	$(86)	$762,864
Adjusted EBITDA for reportable segments	$149,742	$27,579	$11,444	$—	$188,765
Depreciation and amortization	$95,076	$10,044	$4,550	$58	$109,728
Capital expenditures incurred	$61,619	$4,329	$5,842	$—	$71,790
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets at June 30, 2024	$1,191,335	$198,985	$72,124	$49,883	$1,512,327

	Six Months Ended June 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$677,986	$126,407	$54,426	$—	$858,819
Adjusted EBITDA for reportable segments	$208,862	$36,656	$10,486	$—	$256,004
Depreciation and amortization (1)	$67,489	$9,001	$2,741	$158	$79,389
Capital expenditures incurred	$203,637	$5,399	$3,367	$—	$212,403
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $11.8 million and $24.3 million from depreciation to loss on disposal of assets for the three and six months ended June 30, 2023, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service Revenue
Hydraulic Fracturing	$271,628	$343,545	$580,928	$677,986
Wireline	49,202	63,846	110,007	126,407
All Other	36,277	27,858	72,015	54,426
Total service revenue for reportable segments	357,107	435,249	762,950	858,819
Elimination of inter-segment service revenue	(86)	—	(86)	—
Total consolidated service revenue	$357,021	$435,249	$762,864	$858,819

Adjusted EBITDA
Hydraulic Fracturing	$63,623	$100,281	$149,742	$208,862
Wireline	10,793	18,326	27,579	36,656
All Other	6,583	6,522	11,444	10,486
Total Adjusted EBITDA for reportable segments	80,999	125,129	188,765	256,004
Unallocated corporate administrative expenses	(14,937)	(12,316)	(29,309)	(24,026)
Depreciation and amortization (1)	(57,522)	(41,118)	(109,728)	(79,389)
Interest expense	(1,965)	(1,180)	(3,994)	(1,847)
Income tax expense	(3,565)	(12,118)	(13,324)	(20,474)
Loss on disposal of assets (1)	(3,277)	(14,836)	(9,735)	(49,443)
Stock-based compensation	(4,618)	(3,758)	(8,360)	(7,294)
Other income (expense), net (2)	2,403	72	3,809	(3,632)
Other general and administrative expense, net	(1,113)	(263)	(1,171)	(1,209)
Retention bonus and severance expense	(65)	(355)	(683)	(700)
Net (loss) income	$(3,660)	$39,257	$16,270	$67,990
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $11.8 million and $24.3 million from depreciation to loss on disposal of assets for the three and six months ended June 30, 2023, respectively.
(2)Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment. Other expense for the six months ended June 30, 2023 is primarily comprised of a $3.8 million unrealized loss on short-term investment.
Note 8 - Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing the net (loss) income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share uses the same net (loss) income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance stock units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
The table below shows the calculations for the three and six months ended June 30, 2024 and 2023 (in thousands, except for per share data):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income (Loss) Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(3,660)	$39,257	$16,270	$67,990

Denominator
Denominator for basic income per share	106,303	114,737	107,421	114,809
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	—	—	33	84
Dilutive effect of restricted stock units	—	59	669	209
Denominator for diluted income per share	106,303	114,796	108,123	115,102

Basic (loss) income per common share	$(0.03)	$0.34	$0.15	$0.59
Diluted (loss) income per common share	$(0.03)	$0.34	$0.15	$0.59
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income per common share for the three and six months ended June 30, 2024 and 2023 because they will be anti-dilutive to the calculation of diluted net (loss) income per common share:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	179	341	179	383
Restricted stock units	143	2,007	6	1,317
Performance stock units	—	—	438	—
Total	322	2,348	623	1,700

Note 9 - Share Repurchase Program
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations applies to our share repurchase program.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended June 30, 2024, the Company paid an aggregate of $23.0 million, an average price per share of $9.07 including

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Share Repurchase Program (Continued)
commissions, for share repurchases under the share repurchase program. The Company has accrued $0.9 million in respect of the repurchase excise tax as of June 30, 2024. As of June 30, 2024, $102.8 million remained authorized for future repurchases of common stock under the repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the six months ended June 30, 2024. As of June 30, 2024, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of June 30, 2024 was below the cost to exercise these options. No stock options were exercised during the six months ended June 30, 2024. The weighted average remaining contractual term for the outstanding and exercisable stock options as of June 30, 2024 was approximately 2.7 years.
A summary of the stock option activity for the six months ended June 30, 2024 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	180	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(1)	$14.00
Outstanding at June 30, 2024	179	$14.00
Exercisable at June 30, 2024	179	$14.00
Restricted Stock Units
On May 11, 2023, the Company's stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board and replaced the ProPetro Holding Corp. 2020 Long Term Incentive Plan.
During the six months ended June 30, 2024, we granted 1,762,177 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period or a two-year period at one-third after first year anniversary and two-thirds after the second year anniversary, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2024, the total unrecognized compensation expense for all RSUs was approximately $22.7 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
The following table summarizes RSUs activity during the six months ended June 30, 2024 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,264	$9.81
Granted	1,762	$7.42
Vested	(696)	$9.65
Forfeited	(18)	$8.78
Canceled	—	$—
Outstanding at June 30, 2024	3,312	$8.58
Performance Share Units
During the six months ended June 30, 2024, we granted 637,266 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo simulation. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the six months ended June 30, 2024 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2024	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2024
2021	620	—	—	(620)	—
2022	306	—	—	—	306
2023	438	—	—	—	438
2024	—	637	—	—	637
Total	1,364	637	—	(620)	1,381
Weighted Average Fair Value Per Share	$15.80	$8.22	$—	$14.73	$12.79
The total stock-based compensation expense for the six months ended June 30, 2024 and 2023 for all stock awards was $8.4 million and $7.3 million, respectively, and the associated tax benefit related thereto was $1.8 million and $1.5 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2024 was approximately $31.5 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company rents three yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the three yards was approximately $0.03 million, $0.1 million and $0.1 million, respectively. The Company previously rented an additional two yards from this entity and incurred rent expense of $0.02 million and $0.09 million, respectively during the six months ended June 30, 2023.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Related-Party Transactions (Continued)
ExxonMobil and Pioneer
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In May 2024, Pioneer merged with and became a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
On April 22, 2024, we entered into a Subagreement for Hydraulic Fracturing Services with XTO Energy Inc. ("XTO"), a wholly owned subsidiary of ExxonMobil, where we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCESM electric-powered hydraulic fracturing fleets with the option to add a third FORCESM fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $42.5 million and $42.5 million of our total revenue during the three and six months ended June 30, 2024. Revenue from services provided to Pioneer (including equipment reservation fees) prior to its merger with ExxonMobil accounted for approximately $1.8 million and $6.8 million of our total revenue during the three and six months ended June 30, 2024, respectively. Revenue from services provided to Pioneer (including equipment reservation fees) prior its merger with ExxonMobil accounted for approximately $45.4 million and $99.7 million of our total revenue during the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $54.4 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2023, the balance due from Pioneer for services we provided amounted to approximately $2.4 million and the amount due to Pioneer was $0.
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
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two-year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. During the six months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.2 million, respectively. In addition to the contractual lease period, the contract included an optional renewal for three additional periods of one year each, however, the Company terminated the Maintenance Facility Lease at the end of the term, March 13, 2024.
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
The first of these leases (the "Electric Fleet One Lease") commenced on August 23, 2023 when we received some of the equipment associated with the first FORCESM electric-powered hydraulic fracturing fleet. During the six months ended June 30, 2024, the Company made lease payments of approximately $4.7 million on the Electric Fleet One Lease, including variable lease payments of approximately $0.6 million. During the six months ended June 30, 2024, the Company incurred initial direct costs of approximately $5.1 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet One Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet One Lease contains variable payments based on equipment usage. The Electric Fleet One Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet One Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.5 years, respectively.
The second of the Electric Fleet Leases (the "Electric Fleet Two Lease") commenced on November 1, 2023 when we received some of the equipment associated with the second FORCESM electric-powered hydraulic fracturing fleet. During the six months ended June 30, 2024, the Company made lease payments of approximately $4.6 million, on the Electric Fleet Two Lease, including variable lease payments of approximately $0.5 million. During the six months ended June 30, 2024, the Company incurred initial direct costs of approximately $5.5 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Two Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Two Lease contains variable payments based on equipment usage. The Electric Fleet Two Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.7 years, respectively.
The third of the Electric Fleet Leases (the "Electric Fleet Three Lease") commenced on December 19, 2023, when we received some of the equipment associated with the third FORCESM electric-powered hydraulic fracturing fleet. During the six months ended June 30, 2024, the Company made lease payments of approximately $4.0 million, on the Electric Fleet Three Lease, including variable lease payments of approximately $0.2 million. During the six months ended June 30, 2024, the Company incurred initial direct costs of approximately $7.5 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Three Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Three Lease contains variable payments based on equipment usage. The Electric Fleet Three Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Three Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.8 years, respectively.
The fourth of the Electric Fleet Leases (the "Electric Fleet Four Lease") commenced on February 9, 2024, when we received some of the equipment associated with the fourth FORCESM electric-powered hydraulic fracturing fleet. During the six months ended June 30, 2024, the Company made lease payments of approximately $2.0 million, on the Electric Fleet Four Lease, including variable lease payments of approximately $0.1 million. During the six months ended June 30, 2024, the Company incurred initial direct costs of approximately $1.8 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Four Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Four Lease contains variable payments based on equipment usage. The Electric Fleet Four Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Four Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
remaining lease term was approximately 7.2% and 3.0 years, respectively. As of June 30, 2024, we have not received some of the equipment contracted under the Electric Fleet Four Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of June 30, 2024.
We currently expect to receive the remaining equipment associated with the fourth fleet in the second half of 2024.
In June 2024, we entered into an additional three-year equipment lease (the "Electric Fleet Five Lease") with 72,000 HHP. The Electric Fleet Five Lease contains an option to purchase the equipment at any time during the period of the lease. This lease has not yet commenced. We currently do not control the assets under the Electric Fleet Five Lease because they are currently being manufactured by the vendor and we have not taken possession of the assets. Given that the Company has not yet taken possession of the assets under the Electric Fleet Five Lease, the Company has not accounted for the right of use and lease obligation on its balance sheet as of June 30, 2024.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the six months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.2 million and $0.1 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 3.8 years, respectively.
As part of our acquisition of Silvertip Completion Services Operating, LLC, we assumed two real estate lease contracts (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from November 1, 2022. During 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the six months ended June 30, 2024, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. During the six months ended June 30, 2023, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment within our Completion Services reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of June 30, 2024, the weighted average discount rate and remaining lease term for the Silvertip One Lease was approximately 6.3% and 4.4 years, respectively. As of June 30, 2024, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 4.4 years, respectively.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the six months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.03 million, respectively. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.4 years, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
On June 1, 2023, we commenced an office space lease contract for 5.0 years (the "Silvertip Office Lease"). During the six months ended June 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.01 million, respectively, on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.5% and 3.9 years, respectively.
In August 2023, in connection with the relocation of our corporate office, we entered into an office space lease contract for 2.1 years (the "Corporate Office Lease"), with a commencement date of September 8, 2023. During the six months ended June 30, 2024, the Company made lease payments of approximately $0.2 million on the Corporate Office Lease. The assets and liabilities under this contract are recorded in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for 0.8 years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Corporate Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Corporate Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.1% and 1.3 years, respectively.
As of June 30, 2024, the total operating lease right-of-use asset cost was approximately $150.9 million, and accumulated amortization was approximately $25.4 million. As of December 31, 2023, our total operating lease right-of-use asset cost was approximately $85.8 million, and accumulated amortization was approximately $7.2 million.
Finance Leases
Description of Lease
In January 2023, we entered into a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment with a commencement date of August 23, 2023. During the six months ended June 30, 2024, the Company made lease payments of approximately $10.1 million on the Power Equipment Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for one year, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Power Equipment Lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term, the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets and the lease term being the major part of the remaining economic life of the underlying assets. As of June 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.1 years, respectively.
As of June 30, 2024, the total finance lease right-of-use asset cost was approximately $54.8 million, and accumulated amortization was approximately $14.4 million. As of December 31, 2023, the total finance lease right-of-use was approximately $52.6 million, and accumulated amortization was approximately $5.2 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of June 30, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$17,826	$10,458
2025	35,543	20,915
2026	34,779	13,462
2027	9,198	—
2028	821	—
Total undiscounted future lease payments	98,167	44,835
Less: amount representing interest	(9,258)	(3,197)
Present value of future lease payments (lease obligation)	$88,909	$41,638
The total cash paid for amounts included in the measurement of our operating lease liabilities during the six months ended June 30, 2024 was approximately $14.7 million. The total cash paid for amounts included in the measurement of our finance lease liabilities during the six months ended June 30, 2024 was approximately $8.5 million. During the six months ended June 30, 2024, we recorded non-cash operating lease obligations totaling approximately $45.2 million arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Three Lease and the Electric Fleet Four Lease. During the six months ended June 30, 2023, total cash paid for amounts included in the measurement of our operating lease liabilities was approximately $0.7 million. During the six months ended June 30, 2023, we recorded a non-cash operating lease obligation of approximately $3.1 million as a result of our execution of the Real Estate Two Lease and our extension of the Silvertip One Lease. During the six months ended June 30, 2024, we recorded non-cash finance lease obligations totaling approximately $2.2 million related to the Power Equipment Lease.
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
Lease Costs
For the six months ended June 30, 2024 and 2023, we recorded operating lease cost of approximately $21.0 million and $0.7 million, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2024, we recorded finance lease cost of approximately $10.8 million in our condensed consolidated statements of operations comprising of amortization of finance right-of-use asset of approximately $9.2 million and interest on finance lease liabilities of approximately $1.6 million. For the six months ended June 30, 2023, we had no finance lease costs. For the six months ended June 30, 2024 and 2023, we recorded variable lease cost of approximately $1.4 million and $0, respectively, in our condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, we recorded short-term lease cost of approximately $0.4 million and $0.5 million, respectively, in our condensed consolidated statements of operations.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of June 30, 2024, the first four of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with the first, second and third FORCESM electric-powered hydraulic fracturing fleets and some of the equipment associated with the fourth fleet. Lease payments pertaining to the remaining equipment associated with the fourth and fifth Electric Fleet Leases are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive the remaining equipment associated with the fourth and fifth fleets in the second half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $139.6 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $44.8 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024 has a remaining take-or-pay commitment of $7.5 million. During the six months ended June 30, 2024 and 2023, no shortfall fee was recorded.
In connection with the acquisition of AquaPropSM, the Company agreed to purchase two equipment spreads from AquaPropSM's seller for a total commitment of $9.2 million.
As of June 30, 2024, the Company had issued letters of credit of approximately $6.0 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of June 30, 2024, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of June 30, 2024, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of June 30, 2024, the audit is still ongoing and the final outcome cannot be reasonably estimated.
Note 14 - Subsequent Events
In July 2024, the Company paid $9.2 million towards the purchase of two additional equipment spreads from AquaPropSM's seller under the post-closing transaction related to the AquaPropSM Acquisition (see Note 3 - Business Acquisitions).

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
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 76.1% of our total revenues and operations as of June 30, 2024. Our total available hydraulic horsepower ("HHP") as of June 30, 2024, was 1,555,000 HHP, which was comprised of 450,000 HHP of our Tier IV DGB dual-fuel equipment, 240,000 HHP of FORCESM electric-powered equipment and 865,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of our Tier II equipment to Tier IV DGB, and to purchase new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 450,000 HHP of Tier IV DGB dual-fuel equipment and we have received all of the converted and new Tier IV DGB dual-fuel equipment by the end of 2023. In 2022, we entered into three-year electric fleet leases for four FORCESM electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases") and in June 2024, we entered into an additional three-year lease for a fifth FORCESM electric-powered hydraulic fracturing fleet with 72,000 HHP. As of June 30, 2024, we have received 240,000 HHP of FORCESM electric-powered equipment. We currently expect to receive the remaining equipment associated with the fourth fleet in the second half of 2024. We currently have 25 wireline units and 37 cement units.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin, in exchange for $25.4 million of cash, including deferred cash consideration of $3.0 million which is payable to Par Five or its beneficiary on June 1, 2025 with interest at 4.0% per annum. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC (“AquaPropSM”), an oilfield service company based in Midland, Texas that provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites in exchange for $13.7 million of cash, $4.2 million of deferred cash consideration payable to AquaPropSM's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit.
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
Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash. In May 2024, Pioneer merged with and became a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
On April 22, 2024, we entered into a Subagreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil, where we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCESM electric-powered hydraulic fracturing fleets with the option to add a third FORCESM fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
Commodity Price and Other Economic Conditions
The oil and gas industry has traditionally been volatile and is characterized by a combination of long-term, short-term and cyclical trends, including domestic and international supply and demand for oil and gas, current and expected future prices for oil and gas and the perceived stability and sustainability of those prices, and capital investments of E&P companies toward their development and production of oil and gas reserves. The oil and gas industry is also impacted by general domestic and international economic conditions such as supply chain disruptions and inflation, war and political instability in oil producing countries, government regulations (both in the United States and internationally), levels of consumer demand, adverse weather conditions, the United States presidential election, and other factors that are beyond our control.
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
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the West Texas Intermediate ("WTI") average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. The WTI average crude oil price declined to approximately $78 per barrel in 2023 before slightly increasing to approximately $81 per barrel in the second quarter of 2024. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, concerns over a potential disruption of Middle Eastern oil supplies resulting from the ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, the recent extension of OPEC+ production cuts of approximately 3.85 million barrels per day originally announced in 2023, and concerns of a potential global recession resulting from high inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of 2022, according to the Baker Hughes Company. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 13% decrease in the rig count in 2023 to 309 at the end of 2023 and a further decrease to 305 at the end of June 2024 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
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
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCESM electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we may be required to convert substantially all of our conventional Tier II equipment to lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022 and approximately 60% in 2023, and expect to increase to approximately 75% by the end of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue quickly transitioning to lower emissions equipment, the demand for our services could be adversely impacted.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$271,628	$49,202	$36,277	$(86)	$357,021
Adjusted EBITDA	$63,623	$10,793	$6,583	$(14,937)	$66,062
Depreciation and amortization	$50,082	$5,129	$2,279	$32	$57,522
Operating lease expense on FORCESM fleets (1)	$11,533	$—	$—	$—	$11,533
Capital expenditures incurred	$25,631	$1,943	$4,376	$—	$31,950
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets June 30, 2024	$1,191,335	$198,985	$72,124	$49,883	$1,512,327

	Three Months Ended June 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$343,545	$63,846	$27,858	$—	$435,249
Adjusted EBITDA	$100,281	$18,326	$6,522	$(12,316)	$112,813
Depreciation and amortization (2)	$35,077	$4,593	$1,381	$67	$41,118
Capital expenditures incurred	$108,564	$4,366	$2,303	$—	$115,233
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312

	Six Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$580,928	$110,007	$72,015	$(86)	$762,864
Adjusted EBITDA	$149,742	$27,579	$11,444	$(29,309)	$159,456
Depreciation and amortization	$95,076	$10,044	$4,550	$58	$109,728
Operating lease expense on FORCESM fleets (1)	$20,126	$—	$—	$—	$20,126
Capital expenditures incurred	$61,619	$4,329	$5,842	$—	$71,790
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets at June 30, 2024	$1,191,335	$198,985	$72,124	$49,883	$1,512,327

	Six Months Ended June 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$677,986	$126,407	$54,426	$—	$858,819
Adjusted EBITDA	$208,862	$36,656	$10,486	$(24,026)	$231,978
Depreciation and amortization (2)	$67,489	$9,001	$2,741	$158	$79,389
Capital expenditures incurred	$203,637	$5,399	$3,367	$—	$212,403
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCESM electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations. We did not have these leases during the three and six months ended June 30, 2023.
(2)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $11.8 million and $24.3 million from depreciation to loss on disposal of assets for the three and six months ended June 30, 2023.
A reconciliation of net (loss) income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(3,660)	$39,257	$16,270	$67,990
Depreciation and amortization (1)	57,522	41,118	109,728	79,389
Interest expense	1,965	1,180	3,994	1,847
Income tax expense	3,565	12,118	13,324	20,474
Loss on disposal of assets (1)	3,277	14,836	9,735	49,443
Stock-based compensation	4,618	3,758	8,360	7,294
Other (income) expense, net (2)	(2,403)	(72)	(3,809)	3,632
Other general and administrative expense, net	1,113	263	1,171	1,209
Retention bonus and severance expense	65	355	683	700
Adjusted EBITDA	$66,062	$112,813	$159,456	$231,978
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $11.8 million and $24.3 million from depreciation to loss on disposal of assets for the three and six months ended June 30, 2023.
(2)Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment. Other expense for the six months ended June 30, 2023 is primarily comprised of a $3.8 million unrealized loss on short-term investment.

Results of Operations
As of June 30, 2024, we conducted our business through three operating segments: hydraulic fracturing, wireline and cementing. Our cementing operating segment is shown in the "All Other" category for segment reporting purposes.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five, which provides cementing services in the Delaware Basin in exchange for cash consideration of $25.2 million. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin. On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in AquaPropSM in exchange for $13.7 million of cash, $4.2 million of deferred cash consideration payable to AquaPropSM's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit. The Company's 2024 results include the impact of Par Five's and AquaPropSM's operations neither of which were included in our 2023 results herein because we acquired Par Five in December 2023 and AquaPropSM in May 2024. Accordingly, the full impact of the results of Par Five and AquaPropSM may affect the comparability of our 2024 results when compared to prior period. Par Five's operations, which are included for the entire period, resulted in $10.2 million and $19.8 million in revenues for the three and six months ended June 30, 2024, respectively, and $7.9 million and $16.5 million in cost of services for the three and six months ended June 30, 2024, respectively, which are included in the All Other category. AquaPropSM's operations, which are included from the date of acquisition in May 2024 through the end of the quarter, resulted in $4.9 million in revenues for the three and six months ended June 30, 2024, and $3.6 million in cost of services for the three and six months ended June 30, 2024, which are included in the Hydraulic Fracturing reportable segment.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2024	2023	$	%
Revenue
Hydraulic Fracturing	$271,628	$343,545	$(71,917)	(20.9)%
Wireline	49,202	63,846	(14,644)	(22.9)%
All Other (1)	36,277	27,858	8,419	30.2%
Elimination of inter-segment service revenue	(86)	—	(86)	(100.0)%
Total revenue	357,021	435,249	(78,228)	(18.0)%

Cost of services (2)
Hydraulic Fracturing	202,423	235,678	(33,255)	(14.1)%
Wireline	35,394	42,136	(6,742)	(16.0)%
All Other (1)	28,114	19,977	8,137	40.7%
Elimination of inter-segment cost of services	(86)	—	(86)	(100.0)%
Total cost of services	265,845	297,791	(31,946)	(10.7)%

General and administrative expense (3)	30,910	29,021	1,889	6.5%
Depreciation and amortization	57,522	41,118	16,404	39.9%
Loss on disposal of assets	3,277	14,836	(11,559)	(77.9)%
Interest expense	1,965	1,180	785	66.5%
Other (income) expense	(2,403)	(72)	2,331	(3,237.5)%
Income tax expense	3,565	12,118	(8,553)	(70.6)%
Net (loss) income	$(3,660)	$39,257	$(42,917)	(109.3)%

Adjusted EBITDA (3)	$66,062	$112,813	$(46,751)	(41.4)%
Adjusted EBITDA Margin (3)	18.5%	25.9%	(7.4)%	(28.6)%

Hydraulic Fracturing segment results of operations:
Revenue	$271,628	$343,545	$(71,917)	(20.9)%
Cost of services	$202,423	$235,678	$(33,255)	(14.1)%
Adjusted EBITDA (4)	$63,623	$100,281	$(36,658)	(36.6)%
Adjusted EBITDA Margin (5)	23.4%	29.2%	(5.8)%	(19.9)%
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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenues.    Revenues decreased 18.0%, or $78.2 million, to $357.0 million during the three months ended June 30, 2024, as compared to $435.2 million during the three months ended June 30, 2023. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 20.9%, or $71.9 million, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily attributable to decreased customer pricing and decreased efficiency, partially offset by the addition of AquaPropSM's operations in May 2024, which contributed $4.9 million in revenues during the three months ended June 30, 2024. Our effectively utilized hydraulic fracturing fleet count was flat at approximately 16 active fleets during the three months ended June 30, 2024, and the three months ended June 30, 2023. The effective utilized fleet count is determined by dividing the total number of days our fleets were actively working at wellsites during the month by 25 days (predetermined number of expected active work days in the month).
Wireline. Our wireline segment revenues decreased 22.9% or $14.6 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity and decreased customer pricing.
All Other. Revenues from the All Other category comprised of our cementing operations increased 30.2% or $8.4 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which contributed to $10.2 million of the increase in revenues.
Cost of Services.    Cost of services decreased 10.7%, or $31.9 million, to $265.8 million for the three months ended June 30, 2024, as compared to $297.8 million during the three months ended June 30, 2023. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $33.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. As a percentage of hydraulic fracturing segment revenues (including equipment reservation fees), hydraulic fracturing cost of services was 74.5% for the three months ended June 30, 2024, as compared to 68.6% for the three months ended June 30, 2023 driven by customer price decreases, decreased efficiency and the impact of general cost inflation. The decrease in cost of services was partially offset by addition of AquaPropSM's operations in May 2024, which added $3.6 million in cost of services during the three months ended June 30, 2024.
Wireline. Our wireline segment cost of services decreased $6.7 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to scaling back in response to decreased revenues.
All Other. Cost of service for the All Other category increased $8.1 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which resulted in $7.9 million of the increase in cost of services.
General and Administrative Expenses.   General and administrative expenses increased 6.5%, or $1.9 million, to $30.9 million for the three months ended June 30, 2024, as compared to $29.0 million for the three months ended June 30, 2023. The net increase was primarily attributable to (i) a $1.9 million increase in payroll and related expenses, (ii) a $1.1 million increase in transaction expenses, (iii) a $0.9 million increase in stock-based compensation and (iv) a $0.4 million increase in other general and administrative expenses, partially offset by a $2.4 million decrease in insurance expense resulting from lower allocation to general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $4.6 million, retention bonuses and severance expenses of $0.1 million and nonrecurring transaction expenses of $1.1 million), general and administrative expenses were $25.1 million during the three months ended June 30, 2024, as compared to $24.6 million during the three months ended June 30, 2023.
Depreciation and Amortization.    Depreciation and amortization increased 39.9%, or $16.4 million, to $57.5 million for the three months ended June 30, 2024, as compared to $41.1 million for the three months ended June 30, 2023. The increase was primarily attributable to (i) assets placed into service since June 30, 2023, (ii) the addition of a finance lease for certain power generation equipment in August 2023 which resulted in $4.7 million of amortization, (iii) the addition of Par Five's operations in December 2023 which included $0.9 million of depreciation and (iv) the addition of AquaPropSM's operations in May 2024 which included $0.4 million of depreciation and amortization.

Loss on Disposal of Assets.    Loss on disposal of assets decreased 77.9%, or $11.6 million, to $3.3 million for the three months ended June 30, 2024, as compared to $14.8 million for the three months ended June 30, 2023. The decrease was primarily attributable to losses incurred during the three months ended June 30, 2023 from the decommissioning of certain hydraulic fracturing equipment and replacement of certain major components in connection with our conversion of certain Tier II hydraulic fracturing equipment to Tier IV DGB.
Interest Expense.    Interest expense increased to $2.0 million for the three months ended June 30, 2024, as compared to $1.2 million for the three months ended June 30, 2023. The increase was primarily attributable to higher interest rates on outstanding borrowings under our revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, and as may be amended further, "ABL Credit Facility") during the three months ended June 30, 2024 and the addition of a finance lease for certain power generation equipment in August 2023.
Other Income.    Other income was approximately $2.4 million for the three months ended June 30, 2024, compared to other income of $0.1 million for the three months ended June 30, 2023. Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment.
Income Taxes.    Total income tax expense for the three months ended June 30, 2024 was $3.6 million resulting in an effective tax rate that differs from the statutory rate primarily due to the effects of nondeductible expenses and state taxes on near break-even quarterly results. Total income tax expense for the three months ended June 30, 2023 was $12.1 million resulting in an effective tax rate of 23.6%.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2024	2023	$	%
Revenue
Hydraulic Fracturing	$580,928	$677,986	$(97,058)	(14.3)%
Wireline	110,007	126,407	(16,400)	(13.0)%
All Other (1)	72,015	54,426	17,589	32.3%
Elimination of inter-segment service revenue	(86)	—	(86)	(100.0)%
Total revenue	762,864	858,819	(95,955)	(11.2)%

Cost of services (2)
Hydraulic Fracturing	420,446	454,244	(33,798)	(7.4)%
Wireline	76,546	83,096	(6,550)	(7.9)%
All Other (1)	57,580	40,937	16,643	40.7%
Elimination of inter-segment cost of services	(86)	—	(86)	(100.0)%
Total cost of services	554,486	578,277	(23,791)	(4.1)%

General and administrative expense	59,136	57,767	1,369	2.4%
Depreciation and amortization	109,728	79,389	30,339	38.2%
Loss on disposal of assets	9,735	49,443	(39,708)	(80.3)%
Interest expense	3,994	1,847	2,147	116.2%
Other (income) expense	(3,809)	3,632	(7,441)	204.9%
Income tax expense	13,324	20,474	(7,150)	34.9%
Net income	$16,270	$67,990	$(51,720)	76.1%

Adjusted EBITDA	$159,456	$231,978	$(72,522)	(31.3)%
Adjusted EBITDA Margin	20.9%	27.0%	(6.1)%	(22.6)%

Hydraulic Fracturing segment results of operations:
Service revenue	$580,928	$677,986	$(97,058)	(14.3)%
Cost of services	$420,446	$454,244	$(33,798)	(7.4)%
Adjusted EBITDA (4)	$149,742	$208,862	$(59,120)	(28.3)%
Adjusted EBITDA Margin (5)	25.8%	30.8%	(5.0)%	(16.2)%
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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues.    Revenues decreased 11.2%, or $96.0 million, to $762.9 million during the six months ended June 30, 2024, as compared to $858.8 million during the six months ended June 30, 2023. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 14.3%, or $97.1 million, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity, decreased customer pricing and decreased efficiency, partially offset by the addition of AquaPropSM's operations in May 2024, which contributed $4.9 million in revenues during the six months ended June 30, 2024. Our effectively utilized hydraulic fracturing fleet count declined to approximately 15 active fleets during the six months ended June 30, 2024, from approximately 16 active fleets for the six months ended June 30, 2023.
Wireline. Our wireline segment revenues decreased 13.0% or $16.4 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity and decreased customer pricing.
All Other. Revenues from the All Other category comprising of our cementing operations increased 32.3% or $17.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which contributed to $19.8 million of the increase in revenues.
Cost of Services.    Cost of services decreased 4.1%, or $23.8 million, to $554.5 million for the six months ended June 30, 2024, as compared to $578.3 million during the six months ended June 30, 2023. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $33.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. As a percentage of hydraulic fracturing segment revenues (including equipment reservation fees), hydraulic fracturing cost of services was 72.4% for the six months ended June 30, 2024, as compared to 67.0% for the six months ended June 30, 2023 driven by the decreased activity levels, customer price decreases, decreased efficiency and the impact of general cost inflation. The decrease in cost of services was partially offset by an increase of $4.9 million in insurance expense resulting from higher allocation to cost of services and the addition of AquaPropSM's operations in May 2024, which added $3.6 million in cost of services during the six months ended June 30, 2024.
Wireline. Our wireline segment cost of services decreased $6.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to scaling back in response to decreased revenues.
All Other. Cost of service for the All Other category increased $16.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which resulted in $16.5 million of the increase in cost of services.
General and Administrative Expenses.   General and administrative expenses increased 2.4%, or $1.4 million, to $59.1 million for the six months ended June 30, 2024, as compared to $57.8 million for the six months ended June 30, 2023. The net increase was primarily attributable to (i) a $2.3 million increase in payroll and related expenses, (ii) a $2.0 million increase in consulting fees, (iii) a $1.1 million increase in stock-based compensation and (iv) a $0.9 million increase in other general and administrative expenses, partially offset by a $4.9 million decrease in insurance expense resulting from lower allocation to general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e. stock-based compensation of $8.4 million, retention bonuses and severance expenses of $0.7 million and nonrecurring transaction expenses of $1.2 million), general and administrative expenses were $48.9 million during the six months ended June 30, 2024, as compared to $48.6 million during the six months ended June 30, 2023.
Depreciation and Amortization.    Depreciation and amortization increased 38.2%, or $30.3 million, to $109.7 million for the six months ended June 30, 2024, as compared to $79.4 million for the six months ended June 30, 2023. The increase was primarily attributable to (i) assets placed into service since June 30, 2023, (ii) the addition of a finance lease for certain power generation equipment in August 2023 which resulted in $9.3 million of amortization, (iii) the addition of Par Five's operations in December 2023 which included $1.9 million of depreciation and (iv) the addition of AquaPropSM's operations in May 2024 which included which included $0.4 million of depreciation and amortization.

Loss on Disposal of Assets.    Loss on disposal of assets decreased 80.3%, or $39.7 million, to $9.7 million for the six months ended June 30, 2024, as compared to $49.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to losses incurred during the six months ended June 30, 2023 from the decommissioning of certain hydraulic fracturing equipment, replacement of certain major components in connection with our conversion of certain Tier II hydraulic fracturing equipment to Tier IV DGB and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023.
Interest Expense.    Interest expense increased to $4.0 million for the six months ended June 30, 2024, as compared to $1.8 million for the six months ended June 30, 2023. The increase was primarily attributable to higher interest rates and higher average outstanding borrowings under our ABL Credit Facility during the six months ended June 30, 2024 and the addition of a finance lease for certain power generation equipment in August 2023.
Other (Income) Expense.    Other income was approximately $3.8 million for the six months ended June 30, 2024, compared to other expense of $3.6 million for the six months ended June 30, 2023. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment. Other expense for the six months ended June 30, 2023 is primarily comprised of a $3.9 million unrealized loss on short-term investment.
Income Taxes.    Total income tax expense was $13.3 million resulting in an effective tax rate of 45.0% for the six months ended June 30, 2024, as compared to income tax expense of $20.5 million or an effective tax rate of 23.1% for the six months ended June 30, 2023. The change in income tax expense recorded during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributable to the difference in the impact of nondeductible expenses on the estimated pre-tax income for 2024, as compared to 2023.
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
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of June 30, 2024 was $16.3 million, which does not include any restricted cash.
As of June 30, 2024, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $145.3 million, consisting of cash and cash equivalents of $66.9 million and $78.4 million of availability under our ABL Credit Facility.
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. During the three months ended June 30, 2024, the Company repurchased and retired 2.5 million shares of common stock for an aggregate of $23.0 million, an average price per share of $9.07 including commissions, under the repurchase program. As of June 30, 2024, $102.8 million remained authorized for future repurchases of common stock under the repurchase program.

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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $32.0 million during the three months ended June 30, 2024, as compared to $115.2 million during the three months ended June 30, 2023 for our reportable segments. The significant portion of our total capital expenditures incurred during the three months ended June 30, 2024 were maintenance capital expenditures.
Our future material use of cash will be to fund our capital expenditures. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2024 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2024, we expect our capital expenditures to range between $175 million and $200 million. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2024 with a remaining take-or-pay commitment of approximately $7.5 million. We also entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of June 30, 2024, all four of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with the three FORCESM electric-powered hydraulic fracturing fleets and some of the equipment associated with the fourth fleet. Lease payments pertaining to the remaining equipment associated with the fourth Electric Fleet Leases are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive the remaining equipment associated with the fourth fleet in the second half of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $139.6 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $44.8 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2024.
Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023

Net cash provided by operating activities	$179,763	$187,014
Net cash used in investing activities	$(90,923)	$(221,731)
Net cash (used in) provided by financing activities	$(55,308)	$7,968
Cash Flows From Operating Activities
Net cash provided by operating activities was $179.8 million for the six months ended June 30, 2024, compared to $187.0 million for the six months ended June 30, 2023. The net decrease of approximately $7.2 million was primarily due to lower net income adjusted for noncash expenses and the timing of our receivable collections from our customers and payments to our vendors.
Cash Flows From Investing Activities
Net cash used in investing activities decreased to $90.9 million for the six months ended June 30, 2024, from $221.7 million for the six months ended June 30, 2023. The decrease was primarily attributable to our capital light strategy and the completion of our planned investments in Tier IV DGB equipment, partially offset by the acquisition of AquaPropSM.
Cash Flows From Financing Activities
Net cash used in financing activities was $55.3 million for the six months ended June 30, 2024, compared to net cash provided of $8.0 million for the six months ended June 30, 2023. The net decrease in cash flows from financing activities was primarily driven by borrowings of $30.0 million under our ABL Credit Facility during the six months ended June 30, 2023, payments of finance lease obligation of $8.5 million during the six months ended June 30, 2024 and a $28.0 million increase in share repurchases, partially offset by a $2.1 million decrease in tax withholdings paid for net settlement of equity awards and payment of debt issuance costs of $1.2 million during the six months ended June 30, 2023.
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
Effective June 26, 2024, the Company entered into an amendment to the ABL Credit Facility. The amendment increased the amount of non-cash consideration that may be considered cash pursuant to certain permitted dispositions.
The Borrowing Base as of June 30, 2024, was approximately $129.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.

Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2024.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2024 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2023, during fiscal year 2023 we identified a material weakness in our internal control over financial reporting. The material weakness was related to our information technology environment whereby we did not maintain adequate segregation of duties or sufficient compensating management review controls to effectively mitigate an inadequate system access control configuration in our accounting system in which manual journal entry approvers could modify the entries before posting. This deficiency was solely related to manual journal entries and had no impact on system-generated journal entries flowing through our accounting system and other feeder systems. Due to this control deficiency, other manual-dependent controls were deemed ineffective. Subsequent to the identification of this material weakness, we conducted additional procedures and determined that there was no material misstatement in our consolidated financial statements for the year ended December 31, 2023.
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
We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. We have completed the testing of the design and operating effectiveness of the new and enhanced controls related to the previously reported material weakness over manual journal entry processing. We believe that these actions have been fully implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts were successful and that the previously identified material weakness over manual journal entry processing was remediated as of June 30, 2024.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2024 to April 30, 2024	—	$—	—	$125,753,936
May 1, 2024 to May 31, 2024	1,037,202	$9.60	1,037,202	$115,798,951
June 1, 2024 to June 30, 2024	1,497,400	$8.70	1,497,400	$102,765,790
Total	2,534,602	$9.07	2,534,602	$102,765,790
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1*+#	Subagreement for Hydraulic Fracturing Services effective as of April 22, 2024, between XTO Energy Inc. (a wholly owned subsidiary of Exxon Mobil Corporation) and ProPetro Services, Inc.
10.2*
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 26, 2024, by and among ProPetro Holding Corp., and ProPetro Services, Inc., the Incremental Lenders and each existing Lender party thereto as a Consenting Lender and Barclays Bank PLC, as Agent.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
+	Portions have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv), because the omitted information is both not material and is the type that the Company treats as private or confidential.
#	Exhibits and similar attachments have been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)