Form 10-Q
period 2024-09-30
ProPetro Holding Corp.
filed 2024-10-31
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 25, 2024, was 102,929,746.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "target," "seek," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV Dynamic Gas Blending ("DGB") dual-fuel and FORCE® electric-powered hydraulic fracturing equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,566	$33,354
Accounts receivable - net of allowance for credit losses of $236 and $236, respectively	225,617	237,012
Inventories	16,743	17,705
Prepaid expenses	9,453	14,640
Short-term investment, net	7,405	7,745
Other current assets	1,037	353
Total current assets	306,821	310,809
PROPERTY AND EQUIPMENT - net of accumulated depreciation	716,823	967,116
OPERATING LEASE RIGHT-OF-USE ASSETS	127,085	78,583
FINANCE LEASE RIGHT-OF-USE ASSETS	35,562	47,449
OTHER NONCURRENT ASSETS:
Goodwill	26,754	23,624
Intangible assets - net of amortization	65,155	50,615
Other noncurrent assets	2,010	2,116
Total other noncurrent assets	93,919	76,355
TOTAL ASSETS	$1,280,210	$1,480,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$128,615	$161,441
Accrued and other current liabilities	73,738	75,616
Operating lease liabilities	33,532	17,029
Finance lease liabilities	18,967	17,063
Total current liabilities	254,852	271,149
DEFERRED INCOME TAXES	63,882	93,105
LONG-TERM DEBT	45,000	45,000
NONCURRENT OPERATING LEASE LIABILITIES	56,275	38,600
NONCURRENT FINANCE LEASE LIABILITIES	18,145	30,886
OTHER LONG-TERM LIABILITIES	9,100	3,180
Total liabilities	447,254	481,920
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,282,917 and 109,483,281 shares issued, respectively	103	109
Additional paid-in capital	884,616	929,249
Retained earnings (accumulated deficit)	(51,763)	69,034
Total shareholders’ equity	832,956	998,392
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,280,210	$1,480,312
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE - Service revenue	$360,868	$423,804	$1,123,732	$1,282,623
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	267,555	292,490	822,041	870,767
General and administrative expenses (inclusive of stock-based compensation)	28,356	28,597	87,492	86,364
Depreciation and amortization	54,299	45,361	164,027	124,749
Impairment expense	188,601	—	188,601	—
Loss on disposal of assets	2,149	12,673	11,884	62,117
Total costs and expenses	540,960	379,121	1,274,045	1,143,997
OPERATING (LOSS) INCOME	(180,092)	44,683	(150,313)	138,626
OTHER INCOME (EXPENSE):
Interest expense	(1,939)	(1,169)	(5,933)	(3,016)
Other income (expense), net	3,599	1,883	7,408	(1,749)
Total other income (expense), net	1,660	714	1,475	(4,765)
INCOME (LOSS) BEFORE INCOME TAXES	(178,432)	45,397	(148,838)	133,861
INCOME TAX BENEFIT (EXPENSE)	41,365	(10,644)	28,041	(31,118)
NET (LOSS) INCOME	$(137,067)	$34,753	$(120,797)	$102,743

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(1.32)	$0.31	$(1.14)	$0.90
Diluted	$(1.32)	$0.31	$(1.14)	$0.90

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	104,121	112,286	106,314	113,960
Diluted	104,121	112,698	106,314	114,294

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
BALANCE - January 1, 2024	109,483	$109	$929,249	$69,034	$998,392
Stock-based compensation cost	—	—	3,742	—	3,742
Issuance of equity awards, net	376	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(1,209)	—	(1,209)
Share repurchases	(2,968)	(3)	(22,505)	—	(22,508)
Excise tax on share repurchases	—	—	(193)	—	(193)
Net income	—	—	—	19,930	19,930
BALANCE - March 31, 2024	106,891	$107	$909,083	$88,964	$998,154
Stock-based compensation cost	—	—	4,618	—	4,618
Issuance of equity awards, net	168	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(61)	—	(61)
Share repurchases	(2,535)	(2)	(22,986)	—	(22,988)
Excise tax on share repurchases	—	—	(215)	—	(215)
Net loss	—	—	—	(3,660)	(3,660)
BALANCE - June 30, 2024	104,524	$105	$890,439	$85,304	$975,848
Stock-based compensation cost	—	—	4,615	—	4,615
Issuance of equity awards, net	28	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(107)	—	(107)
Share repurchases	(1,269)	(2)	(10,231)	—	(10,233)
Excise tax on share repurchases	—	—	(100)	—	(100)
Net loss	—	—	—	(137,067)	(137,067)
BALANCE - September 30, 2024	103,283	$103	$884,616	$(51,763)	$832,956

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

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(120,797)	$102,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	164,027	124,749
Impairment expense	188,601	—
Deferred income tax (benefit) expense	(29,224)	28,753
Amortization of deferred debt issuance costs	327	250
Stock-based compensation	12,975	10,604
Loss on disposal of assets	11,884	62,117
Unrealized loss on short-term investment	340	2,120
Noncash gain from adjustment of business acquisition contingent consideration	(1,800)	—
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	21,876	(44,832)
Other current assets	(480)	(2,584)
Inventories	962	(4,520)
Prepaid expenses	4,966	(275)
Accounts payable	(31,933)	9,584
Accrued and other current liabilities	(7,292)	16,362
Net cash provided by operating activities	214,432	305,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(112,449)	(320,747)
Business acquisition, net of cash acquired	(21,038)	—
Proceeds from sale of assets	2,884	7,976
Net cash used in investing activities	(130,603)	(312,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	30,000
Repayments of borrowings	—	(15,000)
Payment of debt issuance costs	—	(1,179)
Payments on finance lease obligations	(13,067)	(889)
Tax withholdings paid for net settlement of equity awards	(1,377)	(3,506)
Share repurchases	(55,729)	(36,258)
Payment of excise tax on share repurchases	(444)	—
Net cash used in financing activities	(70,617)	(26,832)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,212	(34,532)
CASH AND CASH EQUIVALENTS - Beginning of period	33,354	88,862
CASH AND CASH EQUIVALENTS - End of period	$46,566	$54,330

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$17,779	$33,189
Business acquisition deferred cash consideration included in other current liabilities	$3,664	$—
Business acquisition contingent consideration included in other long-term liabilities	$10,900	$—

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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At September 30, 2024 and December 31, 2023, accrued revenue (unbilled receivable) included as part of our accounts receivable was $83.6 million and $55.4 million, respectively. At September 30, 2024, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $24.2 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date.
Allowance for Credit Losses
As of September 30, 2024, the Company had $0.2 million allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses during the nine months ended September 30, 2024:

(in thousands)

Balance - January 1, 2024	$236
Provision for credit losses during the period	—
Write-off during the period	—
Balance - September 30, 2024	$236
Customer Cash Advances
We have received cash advances from a customer in connection with our contract with the customer to provide FORCE® electric-powered hydraulic fracturing equipment and services. These cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $13.9 million and $19.2 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, we recognized revenue of $4.9 million and $4.2 million, respectively, from the cash advance amount outstanding at the beginning of the period.
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amount of $8.4 million and $32.7 million from depreciation to loss on disposal of assets for the three and nine months ended September 30, 2023, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization related to cost of services	$52,046	$43,889	$158,586	$120,255
Depreciation and amortization related to general and administrative expenses	2,253	1,472	5,441	4,494
Total depreciation and amortization	$54,299	$45,361	$164,027	$124,749
Income Taxes
Total income tax benefit was $28.0 million resulting in an effective tax rate of 18.8% for the nine months ended September 30, 2024, as compared to income tax expense of $31.1 million or an effective tax rate of 23.2% for the nine months ended September 30, 2023. The change in effective tax rate for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to the difference in the impact of nondeductible expenses and state taxes on the pre-tax loss for 2024, as compared to pre-tax income for 2023.
Share Repurchases
All shares of common stock repurchased through the Company's share repurchase program are retired upon repurchase. The Company accounts for the purchase price of repurchased common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings or an increase in accumulated deficit.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and 2) an amount for other segment items representing the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. This ASU also requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss but at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles under GAAP. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect to early adopt ASU No. 2023-07. This ASU will result in additional disclosures in our Reportable Segment Information note, but will not have a material impact on our consolidated financial statements.
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
Note 3 - Business Acquisitions
AquaPropSM Wet Sand Solutions Acquisition
On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC (“AquaProp”). AquaProp is an oilfield service company based in Midland, Texas that provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites. As a result of the acquisition, the Company expanded its operations into the wet sand service business unit.
The following table summarizes the consideration transferred to AquaProp at the acquisition date:

(in thousands)
Fair value of purchase consideration:
Cash	$21,216
Deferred cash consideration	3,664
Contingent consideration	10,900
Total consideration	$35,780
Cash consideration includes $13.7 million paid to the seller, $7.2 million paid to settle the seller’s outstanding debt, and $0.3 million paid for the seller’s transaction expenses.
Included in the deferred cash consideration is a liability incurred to the seller of $1.8 million. In the purchase agreement as a post-closing transaction, AquaProp's seller agreed to purchase and then sell to the Company, and the Company agreed to purchase from the seller, two additional equipment spreads within 90 days of the closing at a purchase price equal to cost plus a 50% premium. The post-closing transaction was determined to be a transaction separate from the business combination, but the premium was determined to represent consideration transferred in the business combination as the above market terms of the arrangement would not have been agreed upon absent the business combination. Accordingly, the liability incurred to the seller was recognized as consideration in the business combination as cash was not paid at closing. The post-closing transaction for the Company’s purchase of the additional equipment occurred in July 2024 and the purchases were accounted for as additions

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
to property and equipment in our condensed consolidated balance sheet and capital expenditures in our condensed consolidated statement of cash flows.
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
The acquisition of AquaProp also included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the seller based on the amount of wet sand delivered during a 30-month period following the delivery of the first additional spread, attributable to the five additional equipment spreads described above. Amounts are payable under the earnout arrangement if the Company reaches certain delivery thresholds (in tons) of wet sand using the specific equipment provided by the seller or by other parties. The range of the undiscounted amounts the Company could be obligated to pay under the contingent consideration agreement is between $0 and $12.5 million. The fair value of the contingent consideration for the business combination recognized at the acquisition date of $10.9 million was estimated by applying the probability-weighted expected return method for the different scenarios that may occur based on the amount of additional equipment delivered by the seller, at the request of the Company, and the amount of wet sand expected to be delivered by such equipment. The fair value measurement of the contingent consideration is based on significant inputs not observable in the market, and thus represent Level 3 measurements. The contingent consideration payable will be adjusted to estimated fair value at the end of each subsequent reporting period until the contingencies are resolved and consideration payments are made. The estimated fair value of the contingent consideration payable was $9.1 million at September 30, 2024, resulting in a $1.8 million decrease from June 30, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. The decrease in the estimated contingent consideration payable is included in other income (expense) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
The following table summarizes the recognized preliminary amounts of identified assets, and liabilities assumed at the acquisition date:

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Cash	$178
Accounts receivable	10,551
Property and equipment	13,468
Intangible assets:
Trade name	1,300
Customer relationships	18,600
Accounts payable	(1,423)
Factored receivables	(10,024)
Total net assets acquired	32,650
Goodwill	3,130
Total consideration	$35,780
Preliminary estimates of fair values of the assets acquired and the liabilities assumed are based on information provided by AquaProp's seller and available through the issuance of these condensed consolidated financial statements. The Company is continuing to evaluate the underlying inputs and assumptions used in the valuations and the completeness of assets and liabilities recognized as the AquaProp Acquisition closed on May 31, 2024. Amounts recorded for all assets acquired, other than cash, and liabilities assumed, and the completeness of assets and liabilities recognized, are provisional. Accordingly, these preliminary estimates are subject to change during the measurement period. The measurement period ends on the earlier of the Company obtaining all necessary information that existed as of the acquisition date or one year from the acquisition date. As we

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
continue to integrate the acquired business, we may obtain additional information on the acquired accounts receivable, property and equipment, identifiable intangible assets, accounts payable and factoring receivables which if significant, may require revisions to preliminary valuation assumptions, estimates and resulting fair values. We expect to finalize these amounts within one year from the acquisition date.
The fair value of the assets acquired includes accounts receivable of $10.6 million. The gross amount due under contracts is $10.6 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of AquaProp.
The assets acquired include two intangible assets, the trademark/trade name for AquaProp and the customer relationships. The trademark was assigned a fair value of $1.3 million with zero residual value and will be amortized on a straight‑line basis over fifteen years. The customer relationships were assigned a fair value of $18.6 million with zero residual value and will be amortized on a straight‑line basis over six years. The fair value of the trademark was estimated using the relief-from-royalty method, which calculates the hypothetical royalty fees that would be saved by owning an intangible asset rather than licensing it from another owner. This method forecasts revenue over the estimated useful life of the asset and then applies the following: a royalty rate based on comparable royalty and/or licensing transactions, income tax rate and discount rate, to calculate the discounted cash flows to arrive at the value of the trademark. Key assumptions include revenue forecasted at historical trends with a 0% long-term growth rate, 1.0% royalty rate, 21.6% income tax rate and a 40.5% discount rate. The fair value of the customer relationships was estimated using the multi-period excess earnings method. This method is a specific application of the discounted cash flow method, in which revenue derived from the intangible asset is estimated using total business revenue as a proxy and subsequently adjusted for attrition. Then deductions are made for business expenses and required returns attributable to other assets in the business. The excess earnings after these deductions are discounted to present value at an appropriate rate of return to arrive at the intangible asset value. Key assumptions include revenue forecasted at historical trends with a 0% long-term growth rate, 20.0% attrition rate, 21.6% income tax rate and a 40.5% discount rate.
The goodwill is attributable to the acquired workforce and significant synergies. Goodwill is assigned 100% to the hydraulic fracturing operating segment of the Company. The goodwill recognized is deductible for income tax purposes.
During the three months ended September 30, 2024, the Company made a measurement period adjustment to increase accounts payable acquired as part of the acquisition of AquaProp by $0.5 million to reflect facts and circumstances in existence as of the acquisition date. This adjustment decreased the deferred cash consideration payable to the seller.
The acquired business generated revenues of $18.7 million and a net loss of $2.2 million for the three months ended September 30, 2024, and revenues of $23.6 million and a net loss of $1.5 million for the period from May 31, 2024, to September 30, 2024.
The following combined supplemental pro forma information assumes the AquaProp Acquisition occurred on January 1, 2023. The supplemental pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after September 30, 2024 or any operating efficiencies or inefficiencies that may result from the AquaProp Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled AquaProp during the periods presented.

(unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$360,868	$428,435	$1,166,222	$1,289,157
Net (loss) income	(136,647)	35,413	(109,682)	102,298

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Business Acquisitions (Continued)
For the three and nine ended September 30, 2024, the Company incurred acquisition-related costs of $0.4 million and $1.5 million, respectively. These expenses are included in general and administrative expenses on the Company’s condensed consolidated statement of operations.
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
The following table summarizes the consideration transferred to Par Five and the recognized amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Total purchase consideration:
Cash	$22,215
Deferred cash consideration	3,109
Total consideration	$25,324

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$8,641
Inventory	321
Property, plant and equipment	17,175
Accrued liabilities	(813)
Total net assets acquired	$25,324

The deferred cash consideration of $3.1 million will be used to cover the amount by which the estimated purchase price exceeds the final purchase price, if any. The unused amount is payable to Par Five or its beneficiary on June 1, 2025 and accrues interest at 4.0% per annum. This obligation is shown within other current liabilities in our condensed consolidated balance sheets. As of September 30, 2024, the outstanding amount for this obligation was $3.1 million.

The fair value of the assets acquired includes account receivables of $8.6 million. The gross amount due under contracts is $8.6 million, of which none is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of Par Five. The Company previously recognized a preliminary estimate of $8.7 million for accounts receivable acquired as part of the Par Five Acquisition. During the three months ended September 30, 2024, the Company made a measurement period adjustment to increase accounts receivable by $0.1 million. During the nine months ended September 30, 2024, the Company made a measurement period adjustment to decrease accounts receivable by $0.1 million. These measurement period adjustments reflect facts and circumstances in existence as of the acquisition date. The cumulative impact of these adjustments was a decrease in deferred cash consideration payable.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of September 30, 2024 and December 31, 2023 and have been excluded from the table below.
Assets and liabilities measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2024:
Short-term investment	$7,405	$7,405	$—	$—	$(340)
Business acquisition contingent consideration payable	$9,100	$—	$—	$9,100	$1,800
December 31, 2023:
Short-term investment	$7,745	$7,745	$—	$—	$(2,538)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of September 30, 2024, the fair value of the short-term investment was estimated at $7.4 million. The fluctuation in stock price resulted in an unrealized loss of $0.4 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Included in the unrealized loss for three and nine months ended September 30, 2024 was a gain of $0.1 million and a loss of $0.1 million, respectively, resulting from non-cash foreign currency translation. The fluctuation in stock price resulted in an unrealized gain of $1.8 million and an unrealized loss of $2.1 million for the three and nine months ended September 30, 2023, respectively. Included in the unrealized gain for the three months ended September 30, 2023 and the unrealized loss for the nine months ended September 30, 2023 was a loss of $0.2 million and $0.1 million resulting from non-cash foreign currency translation during the three and nine months ended September 30, 2023, respectively. The unrealized loss resulting from stock price fluctuation and the unrealized gain and loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is shown under other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period. As of September 30, 2024, the estimated fair value of the contingent consideration payable was $9.1 million resulting in a $1.8 million decrease from June 30, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Business acquisition contingent consideration payable - opening balance	$10,900	$—
Addition	—	10,900
Decrease in estimated fair value (1)	(1,800)	(1,800)
Business acquisition contingent consideration payable - closing balance	$9,100	$9,100
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in other income (expense) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2024:
Property and equipment, net	$63,791	$—	$—	$63,791	$(188,601)
December 31, 2023:
Property and equipment, net	$—	$—	$—	$—	$—
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those acquired through the AquaProp and Par Five Acquisitions, which are required to be measured at fair value on the acquisition date according to the FASB ASC Topic 805, Business Combinations.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. As part of the quarterly evaluation for the three months ended September 30, 2024, after evaluating the current market conditions and new information available, such as decreasing customer demand for and related pricing pressures on its conventional Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets, (the "Tier II Units"), among other factors, the Company determined that the marketability of its Tier II had declined. As a result, the Company plans to strategically phase out its Tier II Units before the end of the original weighted average remaining useful life of this asset group. The Company performed an impairment analysis on its Tier II Units as of September 30, 2024 by comparing estimated future cash flows on an undiscounted basis to the carrying value of these assets. The Company determined that its Tier II Units were impaired, as their carrying value was greater than their estimated future cash flows on an undiscounted basis. Accordingly, an impairment expense of approximately $188.6 million which represented the difference between the carrying value and estimated fair value of the Company's Tier II Units was recorded in our hydraulic fracturing reportable segment for the three months ended September 30, 2024. At September 30, 2024, the estimated fair value of our Tier II Units of $63.8 million was determined using the market and cost approaches, which represent nonrecurring Level 3 inputs in the fair value measurement hierarchy. Our fair value estimates required us to use significant unobservable inputs, including assumptions related to replacement cost, among others. The carrying value of our Tier II Units prior to the impairment expense was approximately $252.4 million. No impairment of property and equipment was recorded during the three and nine months ended September 30, 2023.
Additionally, since the Company plans to phase out its Tier II Units earlier than the current weighted average remaining useful life of this asset group, we shortened the remaining useful lives of those Tier II Units that currently have useful lives beyond 2027 to no longer than the end of 2027 to align with management's use and expected economic life. This change was made effective October 1, 2024.
There were no additions to goodwill during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we added $3.1 million of goodwill to our hydraulic fracturing operating segment related to the acquisition of AquaProp. There were no additions to goodwill during the three and nine months ended September 30, 2023. At September 30, 2024, our hydraulic fracturing operating segment and our wireline operating segment (which are also considered reporting units) included goodwill amounting to $3.1 million and $23.6 million, respectively. The wireline operating segment was the only segment with goodwill at December 31, 2023. Our Tier II Units are only a portion of our hydraulic fracturing reporting unit and the impairment of these assets did not indicate an overall decrease in the fair value of the reporting unit below its carrying value. Accordingly, we determined that no impairment to the carrying value of goodwill for either of our reporting units (hydraulic fracturing and wireline operating segments) was required as of September 30, 2024. There were no goodwill impairment losses during the three and nine months ended September 30, 2024 and 2023, respectively. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2023 and determined that no impairment to the carrying value of goodwill for our reporting unit (wireline operating segment) was required.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships and trademark/trade names. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Amortization expense included in net (loss) income for the three and nine months ended September 30, 2024 was $2.2 million and $5.4 million, respectively. Amortization expense included in net income for the three and nine months ended September 30, 2023 was $1.4 million and $4.2 million, respectively. The Company’s intangible assets subject to amortization consisted of the following:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
	September 30, 2024	December 31, 2023
Intangible assets:
Trademark/trade names	$12,100	$10,800
Customer relationships	65,100	46,500
Total intangible assets	77,200	57,300

Accumulated amortization:
Trademark/trade name	(2,099)	(1,260)
Customer relationships	(9,946)	(5,425)
Total accumulated amortization	(12,045)	(6,685)

Intangible assets — net	$65,155	$50,615
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2024	$2,229
2025	8,917
2026	8,917
2027	8,917
2028 and beyond	36,175
Total	$65,155
The average amortization period for our remaining intangible assets is approximately 7.6 years.
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
(Unaudited)
Note 6 - Long-Term Debt (Continued)
90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2024, was approximately $131.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the three months ended September 30, 2024, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 7.18%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $6.0 million under the ABL Credit Facility, we had approximately $80.4 million available for borrowing under our ABL Credit Facility as of September 30, 2024.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$274,138	$47,958	$38,920	$(148)	$360,868
Adjusted EBITDA for reportable segments	$66,166	$9,194	$8,989	$—	$84,349
Depreciation and amortization	$46,752	$5,260	$2,264	$23	$54,299
Impairment expense (1)	$188,601	$—	$—	$—	$188,601
Capital expenditures incurred	$33,465	$1,757	$1,575	$38	$36,835
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets September 30, 2024	$953,914	$197,599	$75,259	$53,438	$1,280,210

	Three Months Ended September 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$340,089	$52,775	$30,940	$—	$423,804
Adjusted EBITDA for reportable segments	$99,586	$14,011	$6,375	$—	$119,972
Depreciation and amortization (2)	$39,098	$4,860	$1,363	$40	$45,361
Capital expenditures incurred	$52,713	$5,488	$880	$—	$59,081
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312

	Nine Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$855,066	$157,966	$110,935	$(235)	$1,123,732
Adjusted EBITDA for reportable segments	$215,995	$36,687	$20,433	$—	$273,115
Depreciation and amortization	$141,828	$15,304	$6,813	$82	$164,027
Impairment expense (1)	$188,601	$—	$—	$—	$188,601
Capital expenditures incurred	$95,084	$6,086	$7,417	$38	$108,625
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets at September 30, 2024	$953,914	$197,599	$75,259	$53,438	$1,280,210

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$1,018,074	$179,182	$85,367	$—	$1,282,623
Adjusted EBITDA for reportable segments	$308,448	$50,667	$16,861	$—	$375,976
Depreciation and amortization (2)	$106,587	$13,862	$4,104	$196	$124,749
Capital expenditures incurred	$256,350	$10,887	$4,247	$—	$271,484
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)Represents noncash impairment expense on our Tier II Units.
(2)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $8.4 million and $32.7 million from depreciation to loss on disposal of assets for the three and nine months ended September 30, 2023, respectively.
A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service Revenue
Hydraulic Fracturing	$274,138	$340,089	$855,066	$1,018,074
Wireline	47,958	52,775	157,966	179,182
All Other	38,920	30,940	110,935	85,367
Total service revenue for reportable segments	361,016	423,804	1,123,967	1,282,623
Elimination of inter-segment service revenue	(148)	—	(235)	—
Total consolidated service revenue	$360,868	$423,804	$1,123,732	$1,282,623

Adjusted EBITDA
Hydraulic Fracturing	$66,166	$99,586	$215,995	$308,448
Wireline	9,194	14,011	36,687	50,667
All Other	8,989	6,375	20,433	16,861
Total Adjusted EBITDA for reportable segments	84,349	119,972	273,115	375,976
Unallocated corporate administrative expenses	(13,219)	(12,258)	(42,529)	(36,284)
Depreciation and amortization (1)	(54,299)	(45,361)	(164,027)	(124,749)
Impairment expense (2)	(188,601)	—	(188,601)	—
Interest expense	(1,939)	(1,169)	(5,933)	(3,016)
Income tax benefit (expense)	41,365	(10,644)	28,041	(31,118)
Loss on disposal of assets (1)	(2,149)	(12,673)	(11,884)	(62,117)
Stock-based compensation	(4,615)	(3,310)	(12,975)	(10,604)
Other income (expense), net (3)	3,599	1,883	7,408	(1,749)
Other general and administrative expense, net	(346)	(450)	(1,517)	(1,659)
Retention bonus and severance expense	(1,212)	(1,237)	(1,895)	(1,937)
Net (loss) income	$(137,067)	$34,753	$(120,797)	$102,743
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $8.4 million and $32.7 million from depreciation to loss on disposal of assets for the three and nine months ended September 30, 2023, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

(2)Represents noncash impairment expense on our Tier II Units.
(3)Other income for the three months ended September 30, 2024 is primarily comprised of tax refunds totaling $1.8 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds totaling $3.6 million, insurance reimbursements of $2.0 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other income for the three months ended September 30, 2023 is primarily comprised of a $1.8 million unrealized gain on short-term investment. Other expense for the nine months ended September 30, 2023 is primarily comprised of a $2.1 million unrealized loss on short-term investment.
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
The table below shows the calculations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(137,067)	$34,753	$(120,797)	$102,743

Denominator
Denominator for basic income per share	104,121	112,286	106,314	113,960
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	—	—	—	56
Dilutive effect of restricted stock units	—	412	—	278
Denominator for diluted income per share	104,121	112,698	106,314	114,294

Basic (loss) income per common share	$(1.32)	$0.31	$(1.14)	$0.90
Diluted (loss) income per common share	$(1.32)	$0.31	$(1.14)	$0.90
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income per common share for the three and nine months ended September 30, 2024 and 2023 because they will be anti-dilutive to the calculation of diluted net (loss) income per common share:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	179	196	179	320
Restricted stock units	3,243	452	3,243	611
Performance stock units	1,381	—	1,381	—
Total	4,803	648	4,803	931

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
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended September 30, 2024, the Company paid an aggregate of $10.2 million, an average price per share of $8.06 including commissions, for share repurchases under the share repurchase program. The Company has accrued $0.5 million in respect of the repurchase excise tax as of September 30, 2024. As of September 30, 2024, $92.5 million remained authorized for future repurchases of common stock under the repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the nine months ended September 30, 2024. As of September 30, 2024, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of September 30, 2024 was below the cost to exercise these options. No stock options were exercised during the nine months ended September 30, 2024. The weighted average remaining contractual term for the outstanding and exercisable stock options as of September 30, 2024 was approximately 2.5 years.
A summary of the stock option activity for the nine months ended September 30, 2024 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	180	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(1)	$14.00
Outstanding at September 30, 2024	179	$14.00
Exercisable at September 30, 2024	179	$14.00
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
During the nine months ended September 30, 2024, we granted 1,762,177 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period or a two-year period at one-third after first year anniversary and two-thirds after the second year anniversary, in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2024, the total unrecognized compensation expense for all RSUs was approximately $19.3 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
The following table summarizes RSUs activity during the nine months ended September 30, 2024 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,264	$9.81
Granted	1,762	$7.42
Vested	(737)	$9.57
Forfeited	(46)	$8.42
Canceled	—	$—
Outstanding at September 30, 2024	3,243	$8.59
Performance Share Units
During the nine months ended September 30, 2024, we granted 637,266 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo simulation. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the nine months ended September 30, 2024 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2024	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2024
2021	620	—	—	(620)	—
2022	306	—	—	—	306
2023	438	—	—	—	438
2024	—	637	—	—	637
Total	1,364	637	—	(620)	1,381
Weighted Average Fair Value Per Share	$15.80	$8.22	$—	$14.73	$12.79
The total stock-based compensation expense for the nine months ended September 30, 2024 and 2023 for all stock awards was $13.0 million and $10.6 million, respectively, and the associated tax benefit related thereto was $2.7 million and $2.2 million,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
respectively. The total unrecognized stock-based compensation expense as of September 30, 2024 was approximately $26.6 million, and is expected to be recognized over a weighted average period of approximately 1.7 years.
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
On April 22, 2024, we entered into a Sub agreement for Hydraulic Fracturing Services with XTO Energy Inc. ("XTO"), a wholly owned subsidiary of ExxonMobil, where we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets with the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $55.6 million and $98.1 million of our total revenue during the three and nine months ended September 30, 2024. Revenue from services provided to Pioneer (including equipment reservation fees) prior to its merger with ExxonMobil accounted for approximately $6.8 million of our total revenue during the nine months ended September 30, 2024. Revenue from services provided to Pioneer (including equipment reservation fees) prior to its merger with ExxonMobil accounted for approximately $22.3 million and $122.1 million of our total revenue during the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $48.8 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2023, the balance due from Pioneer for services we provided amounted to approximately $2.4 million and the amount due to Pioneer was $0.
Note 12 - Leases
Operating Leases
Description of Lease
In March 2013, we entered into a ten-year real estate lease contract (the "Real Estate One Lease") with a commencement date of April 1, 2013, as part of the expansion of our equipment yard. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract included an optional renewal of up to ten years, however, the Company terminated the Real Estate One Lease at the end of the term, March 1, 2023. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.1 million.
We accounted for our Real Estate One Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate One Lease because we concluded that the accounting effect was insignificant.
As part of our expansion of our hydraulic fracturing equipment maintenance program, we entered into a two-year maintenance facility real estate lease contract (the "Maintenance Facility Lease") with a commencement date of March 14, 2022. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. During the nine months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.2 million, respectively.

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
In August 2022 and December 2022, we entered into equipment lease contracts for a duration of approximately three years each for a total of four FORCE® electric-powered hydraulic fracturing fleets with 60,000 hydraulic horsepower ("HHP") per fleet. The Electric Fleet Leases contain options to either extend each lease for up to three additional periods of one year each or purchase the equipment at the end of their initial term of approximately three years or at the end of each subsequent renewal period.
The first of these leases (the "Electric Fleet One Lease") commenced on August 23, 2023 when we received some of the equipment associated with the first FORCE® electric-powered hydraulic fracturing fleet. During the nine months ended September 30, 2024, the Company made lease payments of approximately $7.1 million on the Electric Fleet One Lease, including variable lease payments of approximately $0.9 million. During the nine months ended September 30, 2024, the Company incurred initial direct costs of approximately $5.8 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet One Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet One Lease contains variable payments based on equipment usage. The Electric Fleet One Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet One Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 2.2 years, respectively.
The second of the Electric Fleet Leases (the "Electric Fleet Two Lease") commenced on November 1, 2023 when we received some of the equipment associated with the second FORCE® electric-powered hydraulic fracturing fleet. During the nine months ended September 30, 2024, the Company made lease payments of approximately $6.9 million, on the Electric Fleet Two Lease, including variable lease payments of approximately $0.7 million. During the nine months ended September 30, 2024, the Company incurred initial direct costs of approximately $6.1 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Two Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Two Lease contains variable payments based on equipment usage. The Electric Fleet Two Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.4 years, respectively.
The third of the Electric Fleet Leases (the "Electric Fleet Three Lease") commenced on December 19, 2023, when we received some of the equipment associated with the third FORCE® electric-powered hydraulic fracturing fleet. During the nine months ended September 30, 2024, the Company made lease payments of approximately $6.5 million, on the Electric Fleet Three Lease, including variable lease payments of approximately $0.4 million. During the nine months ended September 30, 2024, the Company incurred initial direct costs of approximately $8.5 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Three Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Three Lease contains variable payments based on equipment usage. The Electric Fleet Three Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Three Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.5 years, respectively.
The fourth of the Electric Fleet Leases (the "Electric Fleet Four Lease") commenced on February 9, 2024, when we received some of the equipment associated with the fourth FORCE® electric-powered hydraulic fracturing fleet. During the nine months

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
ended September 30, 2024, the Company made lease payments of approximately $4.6 million, on the Electric Fleet Four Lease, including variable lease payments of approximately $0.5 million. During the nine months ended September 30, 2024, the Company incurred initial direct costs of approximately $1.9 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Four Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Four Lease contains variable payments based on equipment usage. The Electric Fleet Four Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Four Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 2.8 years, respectively.
In June 2024, we entered into an additional three-year equipment lease (the "Electric Fleet Five Lease" and together with the leases for our first four FORCE® fleets, the "Electric Fleet Leases") with 72,000 HHP. The Electric Fleet Five Lease commenced on September 13, 2024, when we received some of the equipment associated with the fourth FORCE® electric-powered hydraulic fracturing fleet. During the nine months ended September 30, 2024, the Company made lease payments of approximately $0.1 million, on the Electric Fleet Five Lease. During the nine months ended September 30, 2024, the Company incurred initial direct costs of approximately $2.0 million to place the leased equipment into its intended use, which are included in the right-of-use asset cost related to the Electric Fleet Five Lease. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In management's judgment the exercise of neither the renewal option nor the purchase option is reasonably assured. In addition to fixed rent payments, the Electric Fleet Five Lease contains variable payments based on equipment usage. The Electric Fleet Five Lease does not include a residual value guarantee, covenants or financial restrictions.
We accounted for the Electric Fleet Five Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.2% and 3.0 years, respectively. As of September 30, 2024, we have not received some of the equipment contracted under the Electric Fleet Five Lease. Since we have not taken possession of these assets and do not control them, we have not accounted for the associated right-of-use asset and lease obligation on our balance sheet as of September 30, 2024.
We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the fourth quarter of 2024.
In October 2022, we entered into a real estate lease contract for 5.3 years (the "Real Estate Two Lease"), with a commencement date of March 1, 2023. During the nine months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.3 million and $0.2 million, respectively. The assets and liabilities under this contract are included in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes two optional renewals of one year each, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Real Estate Two Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for our Real Estate Two Lease as an operating lease. Our assumptions resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Real Estate Two Lease because we concluded that the accounting effect was insignificant. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 3.6 years, respectively.
As part of our acquisition of Silvertip Completion Services Operating, LLC, we assumed two real estate lease contracts (the "Silvertip One Lease" and "Silvertip Two Lease," and collectively the "Silvertip Leases") with remaining terms of 4.8 years and 6.1 years, respectively, from November 1, 2022. During 2023, we extended the Silvertip One Lease for an additional 1.3 years. During the nine months ended September 30, 2024, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. During the nine months ended September 30, 2023, the Company made lease payments of approximately $0.1 million and $0.2 million on the Silvertip One Lease and Silvertip Two Lease, respectively. The assets and liabilities under these contracts are recorded in our wireline operating segment within our Completion Services reportable segment. The Silvertip Leases do not have any renewal options, residual value guarantees, covenants or financial restrictions. Further, the Silvertip Leases do not contain variability in payments resulting from either an index change or rate change.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
We accounted for the Silvertip One Lease and the Silvertip Two Lease as operating leases. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Leases because we concluded that the accounting effect was insignificant. As of September 30, 2024, the weighted average discount rate and remaining lease term for the Silvertip One Lease was approximately 6.3% and 4.2 years, respectively. As of September 30, 2024, the weighted average discount rate and remaining lease term for the Silvertip Two Lease was approximately 2.1% and 4.2 years, respectively.
In March 2023, we entered into a real estate lease contract for 5.7 years (the "Silvertip Three Lease"), with a commencement date of April 1, 2023. During the nine months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.06 million, respectively. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Three Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Three Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. We did not account for the land separately from the building of the Silvertip Three Lease because we concluded that the accounting effect was insignificant. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.3% and 4.2 years, respectively.
On June 1, 2023, we commenced an office space lease contract for 5.0 years (the "Silvertip Office Lease"). During the nine months ended September 30, 2024 and 2023, the Company made lease payments of approximately $0.1 million and $0.05 million, respectively, on the Silvertip Office Lease. The assets and liabilities under this contract are recorded in our wireline operating segment within our Completion Services reportable segment. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Silvertip Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Silvertip Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 6.5% and 3.7 years, respectively.
In August 2023, in connection with the relocation of our corporate office, we entered into an office space lease contract for 2.1 years (the "Corporate Office Lease"), with a commencement date of September 8, 2023. During the nine months ended September 30, 2024, the Company made lease payments of approximately $0.3 million on the Corporate Office Lease. The assets and liabilities under this contract are recorded in our Completion Services reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for 0.8 years, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Corporate Office Lease does not contain variability in payments resulting from either an index change or rate change.
We accounted for the Corporate Office Lease as an operating lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.1% and 1.0 year, respectively.
As of September 30, 2024, the total operating lease right-of-use asset cost was approximately $163.8 million, and accumulated amortization was approximately $36.7 million. As of December 31, 2023, our total operating lease right-of-use asset cost was approximately $85.8 million, and accumulated amortization was approximately $7.2 million.
Finance Leases
Description of Lease
In January 2023, we entered into a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment with a commencement date of August 23, 2023. During the nine months ended September 30, 2024 and 2023, the Company made lease payments on the Power Equipment Lease of approximately $15.3 million and $1.1 million, respectively. The assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment. In addition to the contractual lease period, the contract includes an optional renewal for one year, and in management's judgment the exercise of the renewal option is not reasonably assured. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
We accounted for the Power Equipment Lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term, the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets and the lease term being the major part of the remaining economic life of the underlying assets. As of September 30, 2024, the weighted average discount rate and remaining lease term was approximately 7.3% and 1.9 years, respectively.
As of September 30, 2024, the total finance lease right-of-use asset cost was approximately $54.8 million, and accumulated amortization was approximately $19.3 million. As of December 31, 2023, the total finance lease right-of-use was approximately $52.6 million, and accumulated amortization was approximately $5.2 million.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of September 30, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$9,697	$5,229
2025	38,680	20,915
2026	37,916	13,462
2027	11,332	—
2028	821	—
Total undiscounted future lease payments	98,446	39,606
Less: amount representing interest	(8,639)	(2,494)
Present value of future lease payments (lease obligation)	$89,807	$37,112

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$23,929	$1,430
Operating cash flows from finance lease	2,272	196
Financing cash flows from finance lease	13,067	889
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	53,071	24,890
Finance lease (2)	2,230	27,244
(1)During the nine months ended September 30, 2024, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Two Lease, the Electric Fleet Three Lease, the Electric Fleet Four Lease and the Electric Fleet Five Lease. During the nine months ended September 30, 2023, we recorded a noncash operating lease obligations arising from obtaining right-of-use assets related to our execution of the Real Estate Two Lease, the Silvertip Three Lease, the Silvertip Office Lease, the Electric Fleet One Lease and the Corporate Office Lease, and our extension of the Silvertip One Lease.
(2)During the nine months ended September 30, 2024, we recorded noncash finance lease obligations related to the Power Equipment Lease. During the nine months ended September 30, 2023, we recorded noncash finance lease obligations arising from obtaining right-of-use assets related to the commencement of the Power Equipment Lease.
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
Lease Costs
The components of lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$12,884	$1,178	$33,845	$1,857

Finance lease cost:
Amortization of right-of-use assets	4,849	977	14,117	977
Interest on lease liabilities	704	196	2,272	196
Total finance lease cost	5,553	1,173	16,389	1,173

Variable lease cost	1,107	—	2,526	—
Short-term lease cost	210	173	657	626
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2024, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. Lease payments pertaining to the remaining equipment associated with the fifth Electric Fleet Lease are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the fourth quarter of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $130.9 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $39.6 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire at different times prior to December 31, 2025. Our sand agreement with one of our Sand Suppliers that will expire on December 31, 2024 has a remaining take-or-pay commitment of $2.3 million. During the nine months ended September 30, 2024 and 2023, no shortfall fee was recorded.
As of September 30, 2024, the Company had issued letters of credit of approximately $6.0 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.

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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of September 30, 2024, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which typically covers up to a four-year period. As of September 30, 2024, the audit is still ongoing and the final outcome cannot be reasonably estimated.
In June 2023, the Company received confirmation from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax in August 2023 for the period February 1, 2020 to December 31, 2022. As of September 30, 2024, the audit concluded and resulted in no liability.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The financial information, discussion and analysis that follow should be read in conjunction with our consolidated financial statements and the related notes included in our Form 10-K as well as the financial and other information included therein.
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
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 75.9% of our total revenues and operations as of September 30, 2024. Our total available hydraulic horsepower ("HHP") as of September 30, 2024, was 1,564,500 HHP, which was comprised of 450,000 HHP of our Tier IV DGB dual-fuel equipment, 252,000 HHP of FORCE® electric-powered equipment and 862,500 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In addition, in 2021 and 2022, we committed to additional conversions of some of our Tier II equipment to Tier IV DGB, and to purchase new Tier IV DGB dual-fuel equipment. As such, we entered into conversion and purchase agreements with our equipment manufacturers for a total of 450,000 HHP of Tier IV DGB dual-fuel equipment and we have received all of the converted and new Tier IV DGB dual-fuel equipment by the end of 2023. In 2022, we entered into three-year electric fleet leases for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases") and in June 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP. As of September 30, 2024, we have received 252,000 HHP of FORCE® electric-powered equipment representing four fleets and a portion of the fifth fleet. We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the fourth quarter of 2024. We currently have 26 wireline units and 38 cement units.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five Energy Services LLC (“Par Five”), which provides cementing services in the Delaware Basin, in exchange for $25.4 million of cash, including deferred cash consideration of $3.1 million which is payable to Par Five or its beneficiary on June 1, 2025 with interest at 4.0% per annum. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin.
On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC (“AquaProp”), an oilfield service company based in Midland, Texas that provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit.
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
We have historically conducted our business through three operating segments: hydraulic fracturing, wireline and cementing. Prior to the fourth quarter of fiscal year 2023, our operating segments met the aggregation criteria and were aggregated into the “Completion Services” reportable segment. Effective as of the fourth quarter of fiscal year 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hydraulic Fracturing and Wireline operating segments meet the criteria of a reportable segment. Our cementing segment is not material, is not separately reportable, and is included within the “All Other” category. Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, please see "Note 7 - Reportable Segment Information."
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
On April 22, 2024, we entered into a Subagreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil, where we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets with the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
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
Similarly, the geopolitical and macroeconomic consequences of the Russian invasion of Ukraine, including the associated sanctions, and the adverse impacts of the COVID-19 pandemic in recent years have resulted in volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing. As the global response to the COVID-19 pandemic began to wane, the demand and prices for crude oil increased from the lows experienced in 2020, with the West Texas Intermediate ("WTI") average crude oil price reaching approximately $94 per barrel in 2022, the highest average price in the prior nine years. The WTI average crude oil price declined to approximately $78 per barrel in 2023 and approximately $75 per barrel in the third quarter of 2024. We believe that the volatility of crude oil prices in recent years has been partly driven by declines in crude oil supplies, concerns over sanctions resulting from Russia's invasion of Ukraine, concerns over a potential disruption of

Middle Eastern oil supplies resulting from the ongoing conflict between Israel and Palestinian militants in the Israel-Gaza region, slower crude oil production growth due to the lack of reinvestment in the oil and gas industry in the last two years, the extension of OPEC+ production cuts of approximately 3.85 million barrels per day originally announced in 2023, and concerns of a potential global recession resulting from high inflation and interest rates.
With the significant increase in global crude oil prices from 2021, including the WTI crude oil price, there has been an increase in the Permian Basin rig count from approximately 179 at the beginning of 2021 to approximately 353 at the end of 2022, according to the Baker Hughes Company. Following the increase in rig count and the WTI crude oil price, the oilfield service industry has experienced increased demand for its completion services, and improved pricing. However, we have recently experienced a 13% decrease in the rig count in 2023 to 309 at the end of 2023 and a further decrease to 304 at the end of September 2024 which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
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
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and oilfield service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCE® electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we plan to replace our conventional Tier II diesel-only equipment with lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 10% lower emissions equipment in 2021 to approximately 35% in 2022 and approximately 60% in 2023, and expect to increase to approximately 75% by the end of 2024. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted.
If the Permian Basin rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also improve. If the rig count or market conditions do not improve or decline in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations, and cash flows.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; inter-segment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$274,138	$47,958	$38,920	$(148)	$360,868
Adjusted EBITDA	$66,166	$9,194	$8,989	$(13,219)	$71,130
Depreciation and amortization	$46,752	$5,260	$2,264	$23	$54,299
Impairment expense (1)	$188,601	$—	$—	$—	$188,601
Operating lease expense on FORCE® fleets (2)	$12,516	$—	$—	$—	$12,516
Capital expenditures incurred	$33,465	$1,757	$1,575	$38	$36,835
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets September 30, 2024	$953,914	$197,599	$75,259	$53,438	$1,280,210

	Three Months Ended September 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$340,089	$52,775	$30,940	$—	$423,804
Adjusted EBITDA	$99,586	$14,011	$6,375	$(12,258)	$107,714
Depreciation and amortization (3)	$39,098	$4,860	$1,363	$40	$45,361
Operating lease expense on FORCE® fleets (2)	$777	$—	$—	$—	$777
Capital expenditures incurred	$52,713	$5,488	$880	$—	$59,081
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312

	Nine Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$855,066	$157,966	$110,935	$(235)	$1,123,732
Adjusted EBITDA	$215,995	$36,687	$20,433	$(42,529)	$230,586
Depreciation and amortization	$141,828	$15,304	$6,813	$82	$164,027
Impairment expense (1)	$188,601	$—	$—	$—	$188,601
Operating lease expense on FORCE® fleets (2)	$32,642	$—	$—	$—	$32,642
Capital expenditures incurred	$95,084	$6,086	$7,417	$38	$108,625
Goodwill	$3,130	$23,624	$—	$—	$26,754
Total assets at September 30, 2024	$953,914	$197,599	$75,259	$53,438	$1,280,210

	Nine Months Ended September 30, 2023
	Hydraulic Fracturing	Wireline	All Other	Reconciling Items	Total
Service revenue	$1,018,074	$179,182	$85,367	$—	$1,282,623
Adjusted EBITDA	$308,448	$50,667	$16,861	$(36,284)	$339,692
Depreciation and amortization (3)	$106,587	$13,862	$4,104	$196	$124,749
Operating lease expense on FORCE® fleets (2)	$777	$—	$—	$—	$777
Capital expenditures incurred	$256,350	$10,887	$4,247	$—	$271,484
Goodwill	$—	$23,624	$—	$—	$23,624
Total assets at December 31, 2023	$1,189,526	$198,957	$78,475	$13,354	$1,480,312
(1)Represents the noncash impairment expense of our conventional Tier II diesel-only hydraulic fracturing pumps and associated conventional assets ("Tier II Units").
(2)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations.
(3)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $8.4 million and $32.7 million from depreciation to loss on disposal of assets for the three and nine months ended September 30, 2023.

A reconciliation of net (loss) income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(137,067)	$34,753	$(120,797)	$102,743
Depreciation and amortization (1)	54,299	45,361	164,027	124,749
Impairment expense (2)	188,601	—	188,601	—
Interest expense	1,939	1,169	5,933	3,016
Income tax (benefit) expense	(41,365)	10,644	(28,041)	31,118
Loss on disposal of assets (1)	2,149	12,673	11,884	62,117
Stock-based compensation	4,615	3,310	12,975	10,604
Other (income) expense, net (3)	(3,599)	(1,883)	(7,408)	1,749
Other general and administrative expense, net	346	450	1,517	1,659
Retention bonus and severance expense	1,212	1,237	1,895	1,937
Adjusted EBITDA	$71,130	$107,714	$230,586	$339,692
(1)The write-offs of remaining book value of prematurely failed power ends are recorded as loss on disposal of assets in 2024. In order to conform to current period presentation, we have reclassified the corresponding amounts of $8.4 million and $32.7 million from depreciation to loss on disposal of assets for the three and nine months ended September 30, 2023.
(2)Represents the noncash impairment expense of our Tier II Units.
(3)Other income for the three months ended September 30, 2024 is primarily comprised of tax refunds totaling $1.8 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds totaling $3.6 million, insurance reimbursements of $2.0 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other income for the three months ended September 30, 2023 is primarily comprised of a $1.8 million unrealized gain on short-term investment. Other expense for the nine months ended September 30, 2023 is primarily comprised of a $2.1 million unrealized loss on short-term investment.

Results of Operations
As of September 30, 2024, we conducted our business through three operating segments: hydraulic fracturing, wireline and cementing. Our cementing operating segment is shown in the "All Other" category for segment reporting purposes.
On December 1, 2023, we consummated the purchase of the assets and operations of Par Five, which provides cementing services in the Delaware Basin in exchange for cash consideration of $25.3 million. Par Five’s business complements our existing cementing business and enables us to serve both the Midland and Delaware Basins of the Permian Basin. On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit. The Company's 2024 results include the impact of Par Five's and AquaProp's operations neither of which were included in our 2023 results herein because we acquired Par Five in December 2023 and AquaProp in May 2024. Accordingly, the full impact of the results of Par Five and AquaProp may affect the comparability of our 2024 results when compared to prior period. Par Five's operations, which are included for the entire period, resulted in $9.6 million and $29.4 million in revenues for the three and nine months ended September 30, 2024, respectively, and $6.4 million and $22.9 million in cost of services for the three and nine months ended September 30, 2024, respectively, which are included in the All Other category. AquaProp's operations, which are included from the date of acquisition in May 2024 through the end of the quarter, resulted in $18.7 million and $23.6 million in revenues for the three and nine months ended September 30, 2024, respectively, and $19.4 million and $23.0 million in cost of services for the three and nine months ended September 30, 2024, respectively, which are included in the Hydraulic Fracturing reportable segment.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2024	2023	$	%
Revenue
Hydraulic Fracturing	$274,138	$340,089	$(65,951)	(19.4)%
Wireline	47,958	52,775	(4,817)	(9.1)%
All Other (1)	38,920	30,940	7,980	25.8%
Elimination of inter-segment service revenue	(148)	—	(148)	(100.0)%
Total revenue	360,868	423,804	(62,936)	(14.9)%

Cost of services (2)
Hydraulic Fracturing	202,601	233,250	(30,649)	(13.1)%
Wireline	36,158	35,807	351	1.0%
All Other (1)	28,944	23,433	5,511	23.5%
Elimination of inter-segment cost of services	(148)	—	(148)	(100.0)%
Total cost of services	267,555	292,490	(24,935)	(8.5)%

General and administrative expense (3)	28,356	28,597	(241)	(0.8)%
Depreciation and amortization	54,299	45,361	8,938	19.7%
Impairment expense	188,601	—	188,601	100.0%
Loss on disposal of assets	2,149	12,673	(10,524)	(83.0)%
Interest expense	1,939	1,169	770	65.9%
Other (income) expense	(3,599)	(1,883)	(1,716)	(91.1)%
Income tax (benefit) expense	(41,365)	10,644	(52,009)	(488.6)%
Net (loss) income	$(137,067)	$34,753	$(171,820)	(494.4)%

Adjusted EBITDA (3)	$71,130	$107,714	$(36,584)	(34.0)%
Adjusted EBITDA Margin (3)	19.7%	25.4%	(5.7)%	(22.4)%

Hydraulic Fracturing segment results of operations:
Revenue	$274,138	$340,089	$(65,951)	(19.4)%
Cost of services	$202,601	$233,250	$(30,649)	(13.1)%
Adjusted EBITDA (4)	$66,166	$99,586	$(33,420)	(33.6)%
Adjusted EBITDA Margin (5)	24.1%	29.3%	(5.2)%	(17.7)%
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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenues.    Revenues decreased 14.9%, or $62.9 million, to $360.9 million during the three months ended September 30, 2024, as compared to $423.8 million during the three months ended September 30, 2023. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 19.4%, or $66.0 million, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased customer pricing, partially offset by increased efficiency and the addition of AquaProp's operations in May 2024, which contributed $18.7 million in revenues during the three months ended September 30, 2024. Our hydraulic fracturing fleet count remained stable at approximately 14 active fleets during the three months ended September 30, 2024, and the three months ended September 30, 2023.
Wireline. Our wireline segment revenues decreased 9.1% or $4.8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased customer pricing.
All Other. Revenues from the All Other category comprised of our cementing operations increased 25.8% or $8.0 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which contributed to $9.6 million of the net increase in revenues.
Cost of Services.    Cost of services decreased 8.5%, or $24.9 million, to $267.6 million for the three months ended September 30, 2024, as compared to $292.5 million during the three months ended September 30, 2023. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $30.6 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. As a percentage of hydraulic fracturing segment revenues (including equipment reservation fees), hydraulic fracturing cost of services was 73.9% for the three months ended September 30, 2024, as compared to 68.6% for the three months ended September 30, 2023 driven by customer price decreases and the impact of general cost inflation. The decrease in cost of services was partially offset by the addition of AquaProp's operations in May 2024, which added $19.4 million in cost of services during the three months ended September 30, 2024.
Wireline. Our wireline segment cost of services increased $0.4 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 due to an increase in repairs and maintenance expense and the impact of general cost inflation.
All Other. Cost of service for the All Other category increased $5.5 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which resulted in $6.4 million of the net increase in cost of services.
General and Administrative Expenses.   General and administrative expenses decreased 0.8%, or $0.2 million, to $28.4 million for the three months ended September 30, 2024, as compared to $28.6 million for the three months ended September 30, 2023. The net decrease was primarily attributable to (i) a $2.2 million decrease in insurance expense resulting from workers' compensation, general liability and automobile insurance costs being allocated more to cost of services in 2024 compared to 2023 since these costs are primarily incurred for our operational workforce and (ii) a $0.7 million decrease in professional fees, partially offset by (i) a $1.3 million increase in stock-based compensation, (ii) a $1.1 million increase in payroll and related expenses and (iii) a $0.3 million increase in other general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $4.6 million, retention bonuses and severance expenses of $1.2 million and nonrecurring transaction expenses of $0.4 million), general and administrative expenses were $22.2 million during the three months ended September 30, 2024, as compared to $23.6 million during the three months ended September 30, 2023.
Depreciation and Amortization.    Depreciation and amortization increased 19.7%, or $8.9 million, to $54.3 million for the three months ended September 30, 2024, as compared to $45.4 million for the three months ended September 30, 2023. The increase was primarily attributable to (i) assets placed into service since September 30, 2023, (ii) the addition of a finance lease for certain power generation equipment in August 2023 which resulted in $4.8 million of amortization, (iii) the addition of Par

Five's operations in December 2023 which included $1.0 million of depreciation and (iv) the addition of AquaProp's operations in May 2024 which included $1.4 million of depreciation and amortization.
Impairment Expense.    During the three months ended September 30, 2024, we recorded a noncash impairment expense of $188.6 million in connection with the impairment of our Tier II Units. There was no impairment expense during the three months ended September 30, 2023.
Loss on Disposal of Assets.    Loss on disposal of assets decreased 83.0%, or $10.5 million, to $2.1 million for the three months ended September 30, 2024, as compared to $12.7 million for the three months ended September 30, 2023. The decrease was primarily attributable to losses incurred during the three months ended September 30, 2023 from the decommissioning of certain hydraulic fracturing equipment and replacement of certain major components in connection with our conversion of certain Tier II hydraulic fracturing equipment to Tier IV DGB.
Interest Expense.    Interest expense increased to $1.9 million for the three months ended September 30, 2024, as compared to $1.2 million for the three months ended September 30, 2023. The increase was primarily attributable to higher interest rates on outstanding borrowings under our revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, and as may be amended further, "ABL Credit Facility") during the three months ended September 30, 2024 and the addition of a finance lease for certain power generation equipment in August 2023.
Other Income.    Other income was approximately $3.6 million for the three months ended September 30, 2024, compared to other income of $1.9 million for the three months ended September 30, 2023. Other income for the three months ended September 30, 2024 is primarily comprised of tax refunds of $1.8 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other income for the three months ended September 30, 2023 is primarily comprised of a $1.8 million unrealized gain on short-term investment.
Income Taxes.    Total income tax benefit for the three months ended September 30, 2024 was $41.4 million resulting in an effective tax rate of 23.2% that differs from the statutory rate primarily due to the application of the interim period reporting rules to our results of operations. Total income tax expense for the three months ended September 30, 2023 was $10.6 million resulting in an effective tax rate of 23.4%.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2024	2023	$	%
Revenue
Hydraulic Fracturing	$855,066	$1,018,074	$(163,008)	(16.0)%
Wireline	157,966	179,182	(21,216)	(11.8)%
All Other (1)	110,935	85,367	25,568	30.0%
Elimination of inter-segment service revenue	(235)	—	(235)	(100.0)%
Total revenue	1,123,732	1,282,623	(158,891)	(12.4)%

Cost of services (2)
Hydraulic Fracturing	623,047	687,494	(64,447)	(9.4)%
Wireline	112,705	118,903	(6,198)	(5.2)%
All Other (1)	86,524	64,370	22,154	34.4%
Elimination of inter-segment cost of services	(235)	—	(235)	(100.0)%
Total cost of services	822,041	870,767	(48,726)	(5.6)%

General and administrative expense	87,492	86,364	1,128	1.3%
Depreciation and amortization	164,027	124,749	39,278	31.5%
Impairment expense	188,601	—	188,601	100.0%
Loss on disposal of assets	11,884	62,117	(50,233)	(80.9)%
Interest expense	5,933	3,016	2,917	96.7%
Other (income) expense	(7,408)	1,749	(9,157)	523.6%
Income tax (benefit) expense	(28,041)	31,118	(59,159)	190.1%
Net (loss) income	$(120,797)	$102,743	$(223,540)	217.6%

Adjusted EBITDA	$230,586	$339,692	$(109,106)	(32.1)%
Adjusted EBITDA Margin	20.5%	26.5%	(6.0)%	(22.6)%

Hydraulic Fracturing segment results of operations:
Service revenue	$855,066	$1,018,074	$(163,008)	(16.0)%
Cost of services	$623,047	$687,494	$(64,447)	(9.4)%
Adjusted EBITDA (4)	$215,995	$308,448	$(92,453)	(30.0)%
Adjusted EBITDA Margin (5)	25.3%	30.3%	(5.0)%	(16.5)%
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

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues.    Revenues decreased 12.4%, or $158.9 million, to $1,123.7 million during the nine months ended September 30, 2024, as compared to $1,282.6 million during the nine months ended September 30, 2023. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 16.0%, or $163.0 million, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity and decreased customer pricing, partially offset by the addition of AquaProp's operations in May 2024, which contributed $23.6 million in revenues during the nine months ended September 30, 2024. Our hydraulic fracturing fleet count remained stable at approximately 14 active fleets during the nine months ended September 30, 2024, and the nine months ended September 30, 2023.
Wireline. Our wireline segment revenues decreased 11.8% or $21.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in our customers' activity levels as a result of a decrease in drilling activity and decreased customer pricing.
All Other. Revenues from the All Other category comprising of our cementing operations increased 30.0% or $25.6 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which contributed to $29.4 million of the increase in revenues.
Cost of Services.    Cost of services decreased 5.6%, or $48.8 million to $822.0 million for the nine months ended September 30, 2024, as compared to $870.8 million during the nine months ended September 30, 2023. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $64.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. As a percentage of hydraulic fracturing segment revenues (including equipment reservation fees), hydraulic fracturing cost of services was 72.9% for the nine months ended September 30, 2024, as compared to 67.5% for the nine months ended September 30, 2023 driven by the decreased activity levels, customer price decreases, decreased efficiency and the impact of general cost inflation. The decrease in cost of services was partially offset by an increase of $7.1 million in insurance expense resulting from higher allocation of workers' compensation, general liability and automobile insurance costs to cost of services in 2024 compared to 2023 since these costs are primarily incurred for our operational workforce, and the addition of AquaProp's operations in May 2024, which added $23.0 million in cost of services during the nine months ended September 30, 2024.
Wireline. Our wireline segment cost of services decreased $6.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 due to scaling back in response to decreased revenues.
All Other. Cost of service for the All Other category increased $22.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily attributable to the addition of Par Five's operations in December 2023, which resulted in $22.9 million of the net increase in cost of services.
General and Administrative Expenses.   General and administrative expenses increased 1.3%, or $1.1 million, to $87.5 million for the nine months ended September 30, 2024, as compared to $86.4 million for the nine months ended September 30, 2023. The net increase was primarily attributable to (i) a $3.3 million increase in payroll and related expenses, (ii) a $2.4 million increase in stock-based compensation and (iii) a $2.2 million increase in consulting fees and (iv) a $0.3 million increase in other general and administrative expenses, partially offset by a $7.1 million decrease in insurance expense resulting from workers' compensation, general liability and automobile insurance costs being allocated more to cost of services in 2024 compared to 2023 since these costs are primarily incurred for our operational workforce.
Excluding nonrecurring and non-cash items (i.e. stock-based compensation of $13.0 million, retention bonuses and severance expenses of $1.9 million, nonrecurring transaction expenses of $1.6 million and reimbursement from insurance carriers of $0.1 million), general and administrative expenses were $71.1 million during the nine months ended September 30, 2024, as compared to $72.2 million during the nine months ended September 30, 2023.

Depreciation and Amortization.    Depreciation and amortization increased 31.5%, or $39.3 million, to $164.0 million for the nine months ended September 30, 2024, as compared to $124.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to (i) assets placed into service since September 30, 2023, (ii) the addition of a finance lease for certain power generation equipment in August 2023 which resulted in $14.1 million of amortization, (iii) the addition of Par Five's operations in December 2023 which included $2.8 million of depreciation and (iv) the addition of AquaProp's operations in May 2024 which included which included $1.8 million of depreciation and amortization.
Impairment Expense.    During the nine months ended September 30, 2024, we recorded a noncash impairment expense of $188.6 million in connection with the impairment of our Tier II Units. There was no impairment expense during the nine months ended September 30, 2023.
Loss on Disposal of Assets.    Loss on disposal of assets decreased 80.9%, or $50.2 million, to $11.9 million for the nine months ended September 30, 2024, as compared to $62.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to losses incurred during the nine months ended September 30, 2023 from the decommissioning of certain hydraulic fracturing equipment, replacement of certain major components in connection with our conversion of certain Tier II hydraulic fracturing equipment to Tier IV DGB and the write-off of certain hydraulic fracturing equipment as a result of an accidental fire at a wellsite in March 2023.
Interest Expense.    Interest expense increased to $5.9 million for the nine months ended September 30, 2024, as compared to $3.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to higher interest rates and higher average outstanding borrowings under our ABL Credit Facility during the nine months ended September 30, 2024 and the addition of a finance lease for certain power generation equipment in August 2023.
Other (Income) Expense.    Other income was approximately $7.4 million for the nine months ended September 30, 2024, compared to other expense of $1.7 million for the nine months ended September 30, 2023. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds of $3.6 million, insurance reimbursements of $2.0 million and a $1.8 million decrease in the estimated fair value of the contingent consideration payable on our acquisition of AquaProp. Other expense for the nine months ended September 30, 2023 is primarily comprised of a $2.1 million unrealized loss on short-term investment.
Income Taxes.    Total income tax benefit was $28.0 million resulting in an effective tax rate of 18.8% for the nine months ended September 30, 2024, as compared to income tax expense of $31.1 million or an effective tax rate of 23.2% for the nine months ended September 30, 2023. The change in effective tax rate for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributable to the difference in the impact of nondeductible expenses and state taxes on the pre-tax loss for 2024, as compared to pre-tax income for 2023.
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
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of September 30, 2024 was $13.9 million, which does not include any restricted cash.
As of September 30, 2024, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $127.0 million, consisting of cash and cash equivalents of $46.6 million and $80.4 million of availability under our ABL Credit Facility.
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. During the three months ended September 30, 2024, the Company repurchased and retired 1.3 million shares of common stock for an aggregate of $10.2 million, an average price per share of $8.06 including commissions, under the repurchase program. As of September 30, 2024, $92.5 million remained authorized for future repurchases of common stock under the repurchase program.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $36.8 million during the three months ended September 30, 2024, as compared to $59.1 million during the three months ended September 30, 2023 for our reportable segments. The significant portion of our total capital expenditures incurred during the three months ended September 30, 2024 were maintenance capital expenditures.
Our future material use of cash will be to fund our capital expenditures. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2024 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand and potential strategic acquisitions. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2024, we expect our capital expenditures to range between $150 million and $175 million. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2024 with a remaining take-or-pay commitment of approximately $2.3 million. We also entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2024, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. Lease payments pertaining to the remaining equipment associated with the fifth Electric Fleet Lease are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the fourth quarter of 2024. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $130.9 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $39.6 million.

In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2024.
Cash, Restricted Cash and Cash Flows
The following table sets forth the historical cash flows for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023

Net cash provided by operating activities	$214,432	$305,071
Net cash used in investing activities	$(130,603)	$(312,771)
Net cash used in financing activities	$(70,617)	$(26,832)
Cash Flows From Operating Activities
Net cash provided by operating activities was $214.4 million for the nine months ended September 30, 2024, compared to $305.1 million for the nine months ended September 30, 2023. The net decrease of approximately $90.6 million was primarily due to lower net income adjusted for noncash expenses and the timing of our receivable collections from our customers and payments to our vendors.
Cash Flows From Investing Activities
Net cash used in investing activities decreased to $130.6 million for the nine months ended September 30, 2024, from $312.8 million for the nine months ended September 30, 2023. The decrease was primarily attributable to our capital light strategy and the completion of our planned investments in Tier IV DGB equipment, partially offset by the acquisition of AquaProp.
Cash Flows From Financing Activities
Net cash used in financing activities increased to $70.6 million for the nine months ended September 30, 2024, from $26.8 million for the nine months ended September 30, 2023. The net increase was primarily driven by net borrowings of $15.0 million under our ABL Credit Facility during the nine months ended September 30, 2023, a $12.2 million increase in payments of finance lease obligation and a $19.5 million increase in share repurchases, partially offset by a $2.1 million decrease in tax withholdings paid for net settlement of equity awards and payment of debt issuance costs of $1.2 million during the nine months ended September 30, 2023.
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
The Borrowing Base as of September 30, 2024, was approximately $131.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2024.
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2024 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 to July 31, 2024	362,143	$8.52	362,143	$99,679,449
August 1, 2024 to August 31, 2024	—	$—	—	$99,679,449
September 1, 2024 to September 30, 2024	906,988	$7.88	906,988	$92,533,309
Total	1,269,131	$8.06	1,269,131	$92,533,309
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

Date:	October 31, 2024	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ David S. Schorlemer
David S. Schorlemer
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)