Form 10-Q
period 2025-03-31
ProPetro Holding Corp.
filed 2025-05-01
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at April 25, 2025, was 103,909,812.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, fleet conversion strategy, new power generation business and share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States trade policy, including the imposition of tariffs and the resulting consequences;
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
•cost increases and supply chain constraints related to our services, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East or increased tariffs;
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
•our ability to successfully implement technological developments and enhancements, including our new Tier IV Dynamic Gas Blending ("DGB") dual-fuel and FORCE® electric-powered hydraulic fracturing equipment, power generation equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
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
Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2024 (the "Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") and elsewhere throughout that report, and other risks, many of which are beyond our control.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,392	$50,443
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	240,710	195,994
Inventories	13,338	16,162
Prepaid expenses	16,329	17,719
Short-term investment, net	8,032	7,849
Other current assets	3,493	4,054
Total current assets	345,294	292,221
PROPERTY AND EQUIPMENT - net of accumulated depreciation	668,075	688,225
OPERATING LEASE RIGHT-OF-USE ASSETS	129,587	132,294
FINANCE LEASE RIGHT-OF-USE ASSETS	25,863	30,713
OTHER NONCURRENT ASSETS:
Goodwill	920	920
Intangible assets - net of amortization	62,564	64,905
Other noncurrent assets	13,896	14,367
Total other noncurrent assets	77,380	80,192
TOTAL ASSETS	$1,246,199	$1,223,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,159	$92,963
Accrued and other current liabilities	62,770	70,923
Operating lease liabilities	42,500	39,063
Finance lease liabilities	19,664	19,317
Total current liabilities	239,093	222,266
DEFERRED INCOME TAXES	62,614	59,770
LONG-TERM DEBT	45,000	45,000
NONCURRENT OPERATING LEASE LIABILITIES	56,869	58,849
NONCURRENT FINANCE LEASE LIABILITIES	8,134	13,187
OTHER LONG-TERM LIABILITIES	8,000	8,300
Total liabilities	419,710	407,372
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,784,239 and 102,994,958 shares issued, respectively	104	103
Additional paid-in capital	885,608	884,995
Accumulated deficit	(59,223)	(68,825)
Total shareholders’ equity	826,489	816,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,246,199	$1,223,645
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE - Service revenue	$359,416	$405,843
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	263,856	288,641
General and administrative expenses (inclusive of stock-based compensation)	27,632	28,226
Depreciation and amortization	48,681	58,660
Loss on disposal of assets	9,746	4
Total costs and expenses	349,915	375,531
OPERATING INCOME	9,501	30,312
OTHER INCOME (EXPENSE):
Interest expense	(1,730)	(2,029)
Other income, net	2,943	1,405
Total other income (expense), net	1,213	(624)
INCOME BEFORE INCOME TAXES	10,714	29,688
INCOME TAX EXPENSE	(1,112)	(9,758)
NET INCOME	$9,602	$19,930

NET INCOME PER COMMON SHARE:
Basic	$0.09	$0.18
Diluted	$0.09	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	103,319	108,540
Diluted	105,118	108,989

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2025	102,995	$103	$884,995	$(68,825)	$816,273
Stock-based compensation cost	—	—	3,337	—	3,337
Issuance of equity awards, net	789	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(2,723)	—	(2,723)
Share repurchases	—	—	—	—	—
Excise tax on share repurchases	—	—	—	—	—
Net income	—	—	—	9,602	9,602
BALANCE - March 31, 2025	103,784	$104	$885,608	$(59,223)	$826,489

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2024	109,483	$109	$929,249	$69,034	$998,392
Stock-based compensation cost	—	—	3,742	—	3,742
Issuance of equity awards, net	376	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(1,209)	—	(1,209)
Share repurchases	(2,968)	(3)	(22,505)	—	(22,508)
Excise tax on share repurchases	—	—	(193)	—	(193)
Net income	—	—	—	19,930	19,930
BALANCE - March 31, 2024	106,891	$107	$909,083	$88,964	$998,154

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,602	$19,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,681	58,660
Deferred income tax expense	2,844	7,940
Amortization of deferred debt issuance costs	111	108
Stock-based compensation	3,337	3,742
Loss on disposal of assets	9,746	4
Unrealized (gain) loss on short-term investment	(183)	602
Business acquisition contingent consideration adjustments	(300)	—
Changes in operating assets and liabilities:
Accounts receivable	(44,716)	(36,697)
Other current assets	411	430
Inventories	2,824	(1,742)
Prepaid expenses	1,390	1,530
Accounts payable	23,456	21,191
Accrued and other current liabilities	(2,514)	(876)
Net cash provided by operating activities	54,689	74,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,913)	(34,585)
Proceeds from sale of assets	7,764	738
Proceeds from note receivable from sale of business	313	—
Net cash used in investing activities	(32,836)	(33,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance lease obligations	(4,705)	(4,154)
Repayments of insurance financing	(1,476)	—
Tax withholdings paid for net settlement of equity awards	(2,723)	(1,209)
Share repurchases	—	(22,508)
Net cash used in financing activities	(8,904)	(27,871)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,949	13,104
CASH AND CASH EQUIVALENTS - Beginning of period	50,443	33,354
CASH AND CASH EQUIVALENTS - End of period	$63,392	$46,458

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$12,435	$26,859

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiaries (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Form 10-K filed with the SEC (our "Form 10-K").
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
Wet sand solutions, which is part of our hydraulic fracturing operating segment, involve providing onsite storage and handling of wet sand used in the completion phase of shale wellbores. We recognize revenue from the sale of wet sand, location services and transportation services over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price, fixed units per stage and actual stages completed.
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
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, amounts billed to customers (net of allowance for credit losses) included as part of our accounts receivable was $193.4 million, $181.6 million, $210.8 million and $164.0 million, respectively. At March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, accrued revenue (unbilled receivable) included as part of our accounts receivable was $47.3 million, $47.2 million, $63.1 million and $55.4 million, respectively. At March 31, 2025, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $22.8 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date. At December 31, 2024, the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $38.7 million, which was recorded as part of revenues during the three months ended March 31, 2025. At December 31, 2023, the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $33.8 million, which was recorded as part of revenues during the three months ended March 31, 2024.
Allowance for Credit Losses
As of March 31, 2025, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses:

(in thousands)
	Three Months Ended March 31,
	2025	2024
Balance - January 1,	$—	$236
Provision for credit losses during the period	—	—
Write-off during the period	—	—
Balance - March 31,	$—	$236

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Assets and Liabilities
We do not have any significant contract asset balances other than amounts billed to customers and accrued revenue discussed in the Accounts Receivable section above. Contract liabilities include cash advances from a customer in connection with our contract with the customer to provide FORCE® electric-powered hydraulic fracturing equipment and services. These cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $9.3 million, $11.8 million, $15.9 million and $19.2 million as of March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2025 and 2024, we recognized revenue of $1.7 million and $1.7 million, respectively, from the cash advance amount outstanding at the beginning of the period.
Change in Accounting Estimates
The Company plans to phase out its Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets ("Tier II Units") earlier than the original weighted average remaining useful life of this asset group in response to decreasing customer demand for and related pricing pressures on this asset group. Accordingly we shortened the remaining useful lives of those Tier II Units that currently have useful lives beyond 2027 to no longer than the end of 2027 to align with management's use and expected economic life. This change was made effective October 1, 2024. The net effect of this change for three months ended March 31, 2025, was a $1.8 million decrease in net income, or $0.02 per basic and diluted share, respectively.
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended March 31,
	2025	2024
Depreciation and amortization related to cost of services	$46,304	$57,228
Depreciation and amortization related to general and administrative expenses	2,377	1,432
Total depreciation and amortization	$48,681	$58,660
Income Taxes
Total income tax expense was $1.1 million resulting in an effective tax rate of 10.4% for the three months ended March 31, 2025, as compared to income tax expense of $9.8 million or an effective tax rate of 32.9% for the three months ended March 31, 2024. The change in effective tax rate for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes and valuation allowances on the pre-tax loss for 2025, as compared to 2024.

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities to disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and 2) an amount for other segment items representing the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. This ASU also requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss but at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles under GAAP. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU 2023-07 for the fiscal year ended December 31, 2024, as required under this standard. See Note 7. Reportable Segment Information.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of ASU No. 2023-09 on our condensed consolidated financial statements but do not expect it will have a material impact.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose, in the notes to financial statements, additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date, which revised the effective date of ASU No. 2024-03 for interim periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of ASU 2024-03 and ASU 2025-01 on our condensed consolidated financial statements.
Note 3 - AquaProp Acquisition
On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC (“AquaProp”). AquaProp is an energy service company based in Midland, Texas that provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites. As a result of the acquisition, the Company expanded its operations into the wet sand service business unit.
The following table summarizes the consideration transferred to AquaProp at the acquisition date:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - AquaProp Acquisition (Continued)

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
The acquisition of AquaProp also included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the seller based on the amount of wet sand delivered during a 30-month period following the delivery of the first additional spread, attributable to the five additional equipment spreads described above. Amounts are payable under the earnout arrangement if the Company reaches certain delivery thresholds (in tons) of wet sand using the specific equipment provided by the seller or by other parties. As of March 31, 2025, the delivery of the first additional spread has not yet occurred. The range of the undiscounted amounts the Company could be obligated to pay under the contingent consideration agreement is between $0 and $12.5 million. The fair value of the contingent consideration for the business combination recognized at the acquisition date of $10.9 million was estimated by applying the probability-weighted expected return method for the different scenarios that may occur based on the amount of additional equipment delivered by the seller, at the request of the Company, and the amount of wet sand expected to be delivered by such equipment. The fair value measurement of the contingent consideration is based on significant inputs not observable in the market, and thus represent Level 3 measurements. The contingent consideration payable will be adjusted to estimated fair value at the end of each subsequent reporting period until the contingencies are resolved and consideration payments are made. The estimated fair value of the contingent consideration payable was $8.0 million at March 31, 2025, resulting in a $0.3 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. The decrease in the estimated contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2025.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - AquaProp Acquisition (Continued)
The following table summarizes the recognized preliminary amounts of identified assets, and liabilities assumed at the acquisition date:

(in thousands)
Recognized amounts of assets acquired and liabilities assumed:
Cash	$178
Accounts receivable	10,551
Property and equipment	13,468
Intangible assets:
Trade name (1)	1,300
Customer relationships (2)	18,600
Favorable contracts (3)	2,210
Accounts payable	(1,423)
Factored receivables	(10,024)
Total net assets acquired	34,860
Goodwill	920
Total consideration	$35,780
(1)Definite-lived intangible asset with an amortization period of fifteen years.
(2)Definite-lived intangible asset with an amortization period of six years
(3)Definite-lived intangible asset consisting of $0.3 million with an amortization period of thirty months and $1.9 million with an amortization period of five years.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of March 31, 2025 and December 31, 2024 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
March 31, 2025:
Short-term investment	$8,032	$8,032	$—	$—	$183
Business acquisition contingent consideration payable	$8,000	$—	$—	$8,000	$300
December 31, 2024:
Short-term investment	$7,849	$7,849	$—	$—	$105
Business acquisition contingent consideration payable	$8,300	$—	$—	$8,300	$2,600
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of March 31, 2025, the fair value of the short-term investment was estimated at $8.0 million. The fluctuation in stock price resulted in an unrealized gain of $0.2 million for the three months ended March 31, 2025. The fluctuation in stock price resulted in an unrealized loss of $0.6 million for the three months ended March 31, 2024. Included in the unrealized loss for the three months ended March 31, 2024 was a loss of $0.2 million resulting from non-cash foreign currency translation during the three months ended March 31, 2024. The unrealized gain and loss resulting from stock price fluctuation and the unrealized loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is shown under other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of March 31, 2025, the estimated fair value of the contingent consideration payable was $8.0 million resulting in a $0.3 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)

(in thousands)	March 31, 2025	December 31, 2024
Business acquisition contingent consideration payable - opening balance	$8,300	$—
Addition	—	10,900
Decrease in estimated fair value (1)	(300)	(2,600)
Business acquisition contingent consideration payable - closing balance	$8,000	$8,300
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2025 and the year ended December 31, 2024.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances. These assets and liabilities include those recognized in the AquaProp Acquisition, which are required to be measured at fair value on the acquisition date according to the FASB ASC Topic 805, Business Combinations.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended March 31, 2025 and 2024.
There were no additions to goodwill during the three months ended March 31, 2025 and 2024. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at March 31, 2025 and December 31, 2024. There were no goodwill impairment losses during the three months ended March 31, 2025 and 2024, respectively. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2024 and determined that the goodwill in our wireline operating segment and reporting unit with a carrying value of $23.6 million was fully impaired.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three months ended March 31, 2025 or 2024.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships, trademark/trade names, and favorable contracts. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software will be amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net income for the three months ended March 31, 2025 was $2.4 million. Amortization expense included in net income for the three months ended March 31, 2024 was $1.4 million. The Company’s intangible assets subject to amortization consisted of the following:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
	March 31, 2025	December 31, 2024
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	81	60
Total intangible assets acquired	79,491	79,470

Accumulated amortization:
Trademark/trade name	(2,682)	(2,390)
Customer relationships	(13,821)	(11,883)
Favorable contracts	(417)	(292)
Internally developed software	(7)	—
Total accumulated amortization	(16,927)	(14,565)

Intangible assets — net	$62,564	$64,905
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
2025	$7,088
2026	9,441
2027	9,315
2028	9,301
2029 and beyond	27,419
Total	$62,564
The average amortization period for our remaining intangible assets is approximately 7.0 years.
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
Effective June 26, 2024, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024 and as may be amended further, "ABL Credit Facility"). The amendment increased the amount of non-cash consideration that may be considered cash pursuant to certain permitted dispositions. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2025, was approximately $187.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the three months ended March 31, 2025, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 6.58%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $8.6 million under the ABL Credit Facility, we had approximately $134.0 million available for borrowing under our ABL Credit Facility as of March 31, 2025.
Note 7 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing and wet sand solutions), wireline, cementing and power generation services which had not begun any revenue-generating activities through March 31, 2025. These operating segments represent how the CODM evaluates performance and allocates resources. Our CODM is a group comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Commercial Officer.
Our Hydraulic Fracturing, Wireline and Cementing operating segments meet the criteria of a reportable segment. Prior to the fourth quarter of fiscal year 2024, our cementing segment did not meet the quantitative thresholds for a reportable segment and was shown in the "All Other" category. Effective as of the fourth quarter of 2024, cementing is shown as a reportable segment since it meets the criteria of a reportable segment per ASC 280—Segment Reporting. Our power generation services segment does not meet the reportable segment criteria and is included within the “All Other” category. Additionally, our corporate administrative activities do not involve business activities from which it may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource decisions. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Prior period segment information has been revised to conform to our current presentation.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended March 31, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$269,399	$53,442	$36,633	$—	$(58)	$359,416
Cost of service - labor	$54,940	$14,015	$8,034	$—	$—	$76,989
Cost of service - expendables	$44,154	$16,210	$16,465	$—	$(58)	$76,771
Cost of service - other direct costs	$97,159	$10,069	$2,868	$—	$—	$110,096
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,806	$2,675	$1,200	$710	$—	$9,391
Adjusted EBITDA for reportable segments	$68,340	$10,473	$8,066	$(710)	$—	$86,169
Depreciation and amortization	$41,301	$5,427	$1,930	$—	$23	$48,681
Capital expenditures incurred	$16,338	$2,184	$1,831	$18,300	$—	$38,653
Goodwill March 31, 2025	$920	$—	$—	$—	$—	$920
Total assets March 31, 2025	$955,862	$157,147	$69,735	$23,281	$40,174	$1,246,199

	Three Months Ended March 31, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$309,300	$60,805	$35,738	$—	$—	$405,843
Cost of service - labor	$60,931	$14,836	$9,124	$—	$—	$84,891
Cost of service - expendables	$46,362	$16,167	$16,319	$—	$—	$78,848
Cost of service - other direct costs	$110,731	$10,149	$4,022	$—	$—	$124,902
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$5,157	$2,867	$1,412	$—	$—	$9,436
Adjusted EBITDA for reportable segments	$86,119	$16,786	$4,861	$—	$—	$107,766
Depreciation and amortization (1)	$51,442	$4,915	$2,278	$—	$25	$58,660
Capital expenditures incurred	$35,988	$2,386	$1,466	$—	$—	$39,840
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets at December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Service Revenue
Hydraulic Fracturing	$269,399	$309,300
Wireline	53,442	60,805
Cementing	36,633	35,738
All Other	—	—
Total service revenue for reportable segments	359,474	405,843
Elimination of intersegment service revenue	(58)	—
Total consolidated service revenue	$359,416	$405,843

Cost of Services
Hydraulic Fracturing - labor	$54,940	$60,931
Hydraulic Fracturing - expendables	44,154	46,362
Hydraulic Fracturing - other direct costs	97,159	110,731
Wireline - labor	14,015	14,836
Wireline - expendables	16,210	16,167
Wireline - other direct costs	10,069	10,149
Cementing - labor	8,034	9,124
Cementing - expendables	16,465	16,319
Cementing - other direct costs	2,868	4,022
All Other - labor	—	—
All Other - expendables	—	—
All Other - other direct costs	—	—
Total cost of services for reportable segments	263,914	288,641
Elimination of intersegment cost of services	(58)	—
Total consolidated cost of services	$263,856	$288,641

General and Administrative Expenses
Hydraulic Fracturing	$4,806	$5,157
Wireline	2,675	2,867
Cementing	1,200	1,412
All Other	710	—
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	9,391	9,436
Unallocated corporate administrative expenses	13,483	14,371
Stock-based compensation	3,337	3,742
Business acquisition contingent consideration adjustments	(300)	—
Other general and administrative expense	6	59
Retention bonus and severance expense	1,715	618
Total consolidated general and administrative expenses	$27,632	$28,226

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA
Hydraulic Fracturing	$68,340	$86,119
Wireline	10,473	16,786
Cementing	8,066	4,861
All Other	(710)	—
Total Adjusted EBITDA for reportable segments	86,169	107,766
Unallocated corporate administrative expenses	(13,483)	(14,371)
Depreciation and amortization (1)	(48,681)	(58,660)
Interest expense	(1,730)	(2,029)
Income tax expense	(1,112)	(9,758)
Loss on disposal of assets (1)	(9,746)	(4)
Stock-based compensation	(3,337)	(3,742)
Business acquisition contingent consideration adjustments	300	—
Other income, net (2)	2,943	1,405
Other general and administrative expense, net	(6)	(59)
Retention bonus and severance expense	(1,715)	(618)
Net income	$9,602	$19,930

	March 31, 2025	December 31, 2024
Assets
Hydraulic Fracturing	$955,862	$961,485
Wireline	157,147	156,349
Cementing	69,735	73,935
All Other	23,281	—
Total assets for reportable segments	1,206,025	1,191,769
Unallocated corporate assets	40,174	31,876
Total assets	$1,246,199	$1,223,645
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024.
(2)Other income for the three months ended March 31, 2025 is primarily comprised of true-up of workers' compensation and general liability insurance premiums of $1.0 million as a result of an audit, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, a $0.2 million unrealized gain on short-term investment and $1.0 million of other income. Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment.
Note 8 - Net Income Per Share
Basic net income per common share is computed by dividing the net income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance share units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
The table below shows the calculations for the three months ended March 31, 2025 and 2024 (in thousands, except for per share data):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net Income Per Share (Continued)

	Three Months Ended March 31,
	2025	2024
Numerator (both basic and diluted)
Net income relevant to common stockholders	$9,602	$19,930

Denominator
Denominator for basic income per share	103,319	108,540
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	564	—
Dilutive effect of restricted stock units	1,235	449
Denominator for diluted income per share	105,118	108,989

Basic income per common share	$0.09	$0.18
Diluted income per common share	$0.09	$0.18
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income per common share for the three months ended March 31, 2025 and 2024 because they will be anti-dilutive to the calculation of diluted net income per common share:

(in thousands)	Three Months Ended March 31,
	2025	2024
Stock options	171	179
Restricted stock units	—	628
Performance share units	167	669
Total	338	1,476

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
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended March 31, 2025, the Company made no share repurchases under the share repurchase program. The Company has

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Share Repurchase Program (Continued)
accrued $0.5 million in respect of the share repurchase excise tax as of March 31, 2025. As of March 31, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the three months ended March 31, 2025. As of March 31, 2025, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of March 31, 2025 was below the cost to exercise these options. No stock options were exercised during the three months ended March 31, 2025. The weighted average remaining contractual term for the outstanding and exercisable stock options as of March 31, 2025 was approximately 2.0 years.
A summary of the stock option activity for the three months ended March 31, 2025 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	179	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(12)	$14.00
Outstanding at March 31, 2025	167	$14.00
Exercisable at March 31, 2025	167	$14.00
Restricted Stock Units
On May 11, 2023, the Company's stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board and replaced the ProPetro Holding Corp. 2020 Long Term Incentive Plan.
During the three months ended March 31, 2025, we granted 1,314,846 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2025, the total unrecognized compensation expense for all RSUs was approximately $21.7 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
The following table summarizes RSUs activity during the three months ended March 31, 2025 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	3,001	$8.54
Granted	1,315	$7.52
Vested	(888)	$8.76
Forfeited	(113)	$7.91
Canceled	—	$—
Outstanding at March 31, 2025	3,315	$8.10
Performance Share Units
During the three months ended March 31, 2025, we granted 536,774 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo simulation. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the three months ended March 31, 2025 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2025	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2025
2022	301	—	(220)	(81)	—
2023	431	—	—	(61)	370
2024	633	—	—	(101)	532
2025	—	537	—	—	537
Total	1,365	537	(220)	(243)	1,439
Weighted Average Fair Value Per Share	$12.77	$9.87	$19.99	$13.71	$10.42
The total stock-based compensation expense for the three months ended March 31, 2025 and 2024 for all stock awards was $3.3 million and $3.7 million, respectively, and the associated tax benefit related thereto was $0.7 million and $0.8 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2025 was approximately $30.9 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Related-Party Transactions (Continued)
ExxonMobil and Pioneer
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In May 2024, Pioneer merged with and into a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
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
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $73.0 million for the three months ended March 31, 2025. Revenue from services provided to Pioneer prior to its merger with ExxonMobil accounted for approximately $4.9 million of our total revenue during the three months ended March 31, 2024.
As of March 31, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $49.4 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2024, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $70.8 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. The note receivable is considered subordinated financial support to Big 4 and represents a variable interest to the Company in Big 4. See Note 14. Variable Interest Entity for the carrying value of the note receivable as of March 31, 2025. We recorded interest income of $0.3 million for the three months ended March 31, 2025 which is included in our condensed consolidated statement of operations under other income (expense). Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 12 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets (the “Electric Fleet Leases”), facilities and office space. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate change. We assumed two leases for facilities as part of our acquisition of Silvertip Completion Services Operating, LLC on November 1, 2022. Our operating leases have remaining lease terms of approximately 0.5 years to 3.7 years as of March 31, 2025. Our operating leases have renewal options ranging from none to three renewal options of up to one year each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period. However, in management's judgment the exercise of neither the renewal options nor the purchase options are reasonably assured for any lease. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office space are included in our Wireline reportable segment and our corporate administrative function.
Our total operating lease right-of-use assets were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets - cost	$193,437	$182,130
Operating lease right-of-use assets - accumulated amortization	(63,850)	(49,836)
Operating lease right-of-use assets - net	$129,587	$132,294
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
Our total finance lease right-of-use assets were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Finance lease right-of-use assets - cost	$54,842	$54,842
Finance lease right-of-use assets - accumulated amortization	(28,979)	(24,129)
Finance lease right-of-use assets - net	$25,863	$30,713
Lease Costs
The components of lease costs are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$15,731	$9,036

Finance lease cost:
Amortization of right-of-use assets	4,849	4,526
Interest on lease liabilities	524	814
Total finance lease cost	5,373	5,340

Variable lease cost	904	627
Short-term lease cost	237	199
Short-Term Leases
We elected the practical expedient option, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Initial Direct Costs
We elected to analogize to the measurement guidance of ASC 360 to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0 and $6.1 million during the three months ended March 31, 2025 and 2024, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets cost related to our Electric Fleet Leases.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$11,567	$6,287
Operating cash flows from finance lease	524	814
Financing cash flows from finance lease	4,705	4,154
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	11,307	32,402
Finance lease	—	—
(1)During the three months ended March 31, 2025 and 2024, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases.
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	2.3 years	2.4 years
Finance leases	1.4 years	1.6 years
Weighted average discount rate:
Operating leases	6.8%	7.0%
Finance leases	7.3%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of March 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$36,028	$15,687
2026	47,309	13,462
2027	21,431	—
2028	2,936	—
2029	—	—
Total undiscounted future lease payments	107,704	29,149
Less: amount representing interest	(8,335)	(1,351)
Present value of future lease payments (lease obligation)	$99,369	$27,798
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total remaining commitment (after our initial down payment) of $103.7 million, which will be financed. We currently expect to receive this equipment beginning at the end of the second quarter of 2025 through early 2026. We entered into contractual arrangements with other equipment manufacturers to purchase additional natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of $102.0 million. We currently expect to receive this equipment beginning in the second quarter of 2025 through the second quarter of 2026. The power generation equipment from these contractual arrangements represent total capacity of approximately 220 megawatts.
We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of March 31, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. Lease payments pertaining to the remaining equipment associated with the fifth Electric Fleet Lease are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the first half of 2025. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $112.8 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $29.1 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire on December 31, 2025. Our sand agreement with one of our Sand Suppliers has a remaining take-or-pay commitment of $0.4 million. During the three months ended March 31, 2025 and 2024, no shortfall fee was recorded.
As of March 31, 2025, the Company had issued letters of credit of approximately $8.6 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.

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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of March 31, 2025, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover covers up to a four-year period. As of March 31, 2025, the audit was nearing completion and the Company accrued for an estimated settlement expense of $0.8 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14 - Variable Interest Entity
A variable interest entity ("VIE") is an entity with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support, (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with non-substantive voting rights. Consolidation of a VIE is required for the party deemed to be the primary beneficiary, if any. The primary beneficiary is the party who has both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4, which is solely owned by a former employee, as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from the entity. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. We evaluated our note receivable from Big 4 for VIEs in accordance with ASC 810—Consolidation. The Company holds a variable interest in Big 4 and Big 4 is a VIE due to its lack of sufficient equity to finance its operations without additional subordinated financial support from the Company. The note receivable from Big 4 is considered subordinated financial support and represents a variable interest to the Company in Big 4. Assets and liabilities related to the Company’s variable interest in Big 4 included in the Company’s condensed consolidated balance sheets are limited to the unpaid balance of the note receivable and any accrued interest. The Company’s maximum exposure to loss as a result of its involvement with Big 4 is also limited to the unpaid balance of the note receivable and any accrued interest. The consolidation of Big 4 is not required as the Company is not the primary beneficiary of this VIE as we do not have the power to direct the activities that most significantly impact Big 4’s economic performance. We consider such activities to include performing customer contract obligations, maintaining and establishing customer relationships, and managing costs, among other operational activities. We do not have any control over such activities. Such power is held by Big 4’s sole owner. We account for the note receivable (our variable interest) at amortized cost. At March 31, 2025 and December 31, 2024, the carrying value of the note receivable including interest was $12.7 million and $13.2 million, respectively. Of the carrying value of the note receivable at March 31, 2025 and December 31, 2024, the amount collectible in one year was $2.2 million and $2.1 million, respectively, which is included in our condensed consolidated balance sheets under other current assets. The amount collectible beyond one year as of March 31, 2025 and December 31, 2024 was $10.5 million and $11.1 million, respectively, and is included in our condensed consolidated balance sheets under other non current assets.
Note 15 - Subsequent Events
Equipment Financing Arrangement
On April 2, 2025, we entered into a financing arrangement (the “PROPWR Loan Agreement”) to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, under which the lender will fund progress payments beyond the initial down payment on the equipment for a maximum total amount of $103.7 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for each unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the PROPWR Loan Agreement. In April 2025, we incurred interim loans totaling $8.5 million in connection with progress payments on the equipment and expect to incur additional interim loans through early 2026. We expect converted term loans to commence from the end of the second quarter of 2025 through early 2026. The loan origination costs relating to these loans will be classified as an asset in the condensed consolidated balance sheet.

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
Our operating segments comprise hydraulic fracturing, wireline, cementing and power generation services. Our completion services include hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 74.9% of our total revenues and operations as of March 31, 2025. Our total available hydraulic horsepower ("HHP") as of March 31, 2025, was 1,312,000 HHP, which was comprised of 445,000 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment and 555,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases") and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP. As of March 31, 2025, we have received 312,000 HHP of FORCE® electric-powered equipment representing four fleets and a portion of the fifth fleet. We currently expect to receive the remaining equipment associated with the fifth fleet in the first half of 2025. We currently have 26 wireline units and 30 cementing units.
In the fourth quarter of fiscal year 2024, we formed a new subsidiary, ProPetro Energy Solutions, LLC, ("PROPWR") to provide power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers. This subsidiary has ordered equipment, but it has not yet begun revenue-generating activities. In April 2025, we entered into a financing arrangement to purchase additional mobile natural gas-fueled power generation equipment. See Note 15. Subsequent Events.
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
On May 31, 2024, we consummated the acquisition of all of the outstanding equity interests in Aqua Prop, LLC ("AquaProp"), which provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites (the "AquaProp Acquisition"). The consideration for the AquaProp Acquisition includes $13.7 million of cash paid to the seller, $3.7 million of deferred cash consideration payable to the seller by May 31, 2025, the payoff of $7.2 million of the seller's outstanding debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the AquaProp Acquisition, we expanded our business to include wet sand services.
Our competitors include many large and small energy service companies, including Halliburton Company, Liberty Energy Inc., Patterson-UTI Energy Inc., ProFrac Holding Corp., Solaris Energy Infrastructure, Inc., RPC, Inc., and a number of private and locally-oriented businesses. The markets in which we operate are highly competitive. To be successful, an energy services company must provide services that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design and quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in an E&P company's criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the service industry because of the capital requirements, lack of large scale deployment of certain new technology such as electric-powered equipment, and the pricing for our services and expected return on invested capital. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment portfolio and quality, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions and power generation challenges.
We believe that our substantial market presence in the Permian Basin positions us well to capitalize on drilling and completion activity and power demand in the region. Our operational focus has been in the Permian Basin's Midland sub-basin, where our customers have operated. However, we have increased our operations in the Delaware sub-basin and are well-positioned to support further increases to our activity in this area in response to demand from our customers. Over time, we expect the Permian Basin's Midland and Delaware sub-basins to continue to command a disproportionate share of future North American E&P spending.
Additionally, we believe the significant natural gas production in the Permian Basin will become a natural market for power-intensive businesses including data centers and other industrial businesses seeking alternative solutions for reliable and available electricity requirements which are not dependent on grid or public utility limitations.
Our Hydraulic Fracturing, Wireline and Cementing operating segments meet the criteria of a reportable segment. Prior to the fourth quarter of 2024, our cementing segment did not meet the quantitative thresholds for a reportable segment and was shown in the "All Other" category. Effective as of the fourth quarter of 2024, cementing is shown as a reportable segment since it meets the criteria of a reportable segment. Our power generation services segment does not meet the reportable segment criteria and is included within the “All Other” category. Additionally, our corporate administrative activities do not involve business activities from which we may earn revenues and its results are not regularly reviewed by the Company’s CODM when making key operating and resource decisions. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, see "Note 7 - Reportable Segment Information."
Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash. In May 2024, Pioneer merged with and into a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
On April 22, 2024, we entered into a sub-agreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil, where we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets with the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
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
The geopolitical and macroeconomic consequences of military action in the Middle East, the Russian invasion of Ukraine, including the associated sanctions, and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. More recently, the West Texas Intermediate ("WTI") average crude oil price declined to approximately $76 per barrel in 2024 and approximately $68 per barrel in March 2025 before further declining in April 2025 in response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole. Additionally, we have recently experienced a decrease in the rig count to 304 at the end of 2024 and a further decrease to 297 at the end of March 2025, which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, further declines in crude oil prices, or changes in U.S trade policy, including the imposition of tariffs and the resulting consequences, would negatively impact our business, financial condition and results of operations.
Government regulations and investors are demanding the oil and gas industry transition to a lower emissions operating environment, including upstream and energy service companies. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCE® electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and will be capital intensive. Over time, we plan to replace our conventional Tier II diesel-only equipment with lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 60% lower emissions equipment in 2023, 70% in 2024, and expect to increase to approximately 75% by the end of the end of 2025. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, (iii) other expense/(income), (iv) other unusual or nonrecurring (income)/expenses such as impairment expenses, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements and (v) retention bonuses and severance. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended March 31, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$269,399	$53,442	$36,633	$—	$(58)	$359,416
Adjusted EBITDA	$68,340	$10,473	$8,066	$(710)	$(13,483)	$72,686
Depreciation and amortization	$41,301	$5,427	$1,930	$—	$23	$48,681
Operating lease expense on FORCE® fleets (1)	$15,339	$—	$—	$—	$—	$15,339
Capital expenditures incurred	$16,338	$2,184	$1,831	$18,300	$—	$38,653
Goodwill March 31, 2025	$920	$—	$—	$—	$—	$920
Total assets March 31, 2025	$955,862	$157,147	$69,735	$23,281	$40,174	$1,246,199

	Three Months Ended March 31, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$309,300	$60,805	$35,738	$—	$—	$405,843
Adjusted EBITDA	$86,119	$16,786	$4,861	$—	$(14,371)	$93,395
Depreciation and amortization (3)	$51,442	$4,915	$2,278	$—	$25	$58,660
Operating lease expense on FORCE® fleets (1)	$8,592	$—	$—	$—	$—	$8,592
Capital expenditures incurred	$35,988	$2,386	$1,466	$—	$—	$39,840
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations.
(2)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024.

A reconciliation of net income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$9,602	$19,930
Depreciation and amortization (1)	48,681	58,660
Interest expense	1,730	2,029
Income tax expense	1,112	9,758
Loss on disposal of assets (1)	9,746	4
Stock-based compensation	3,337	3,742
Business acquisition contingent consideration adjustments	(300)	—
Other income, net (2)	(2,943)	(1,405)
Other general and administrative expense, net	6	59
Retention bonus and severance expense	1,715	618
Adjusted EBITDA	$72,686	$93,395
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024.
(2)Other income for the three months ended March 31, 2025 is primarily comprised of true-up of workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, a $0.2 million unrealized gain on short-term investment and $1.0 million of other income. Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment.

Results of Operations
As of March 31, 2025, we conducted our business through four operating segments: hydraulic fracturing, wireline, cementing, and power generation services (started in the fourth quarter of fiscal year 2024 and has not begun any revenue-generating activities yet). Our power generation services operating segment is shown in the “All Other” category for segment reporting purposes.
On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs, and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit. The Company's 2025 results include the impact of AquaProp's operations which was not included in our 2024 results herein because we acquired AquaProp in May 2024. Accordingly, the full impact of the results of AquaProp may affect the comparability of our 2025 results when compared to prior period. AquaProp's operations, which are included for the entire period, resulted in $21.4 million in revenues and $20.4 million in cost of services for the three months ended March 31, 2025, which are included in the Hydraulic Fracturing reportable segment.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2025	2024	$	%
Revenue
Hydraulic Fracturing	$269,399	$309,300	$(39,901)	(12.9)%
Wireline	53,442	60,805	(7,363)	(12.1)%
Cementing	36,633	35,738	895	2.5%
All Other (1)	—	—	—	—%
Elimination of intersegment service revenue	(58)	—	(58)	—%
Total revenue	359,416	405,843	(46,427)	(11.4)%

Cost of services (2)
Hydraulic Fracturing	196,253	218,024	(21,770)	(10.0)%
Wireline	40,294	41,152	(858)	(2.1)%
Cementing	27,367	29,465	(2,098)	(7.1)%
All Other (1)	—	—	—	—%
Elimination of intersegment cost of services	(58)	—	(58)	—%
Total cost of services	263,856	288,641	(24,785)	(8.6)%

General and administrative expense (3)	27,632	28,226	(594)	(2.1)%
Depreciation and amortization (4)	48,681	58,660	(9,979)	(17.0)%
Loss on disposal of assets (4)	9,746	4	9,742	243,550.0%
Interest expense	1,730	2,029	(299)	(14.7)%
Other income, net	(2,943)	(1,405)	(1,538)	(109.5)%
Income tax expense	1,112	9,758	(8,646)	(88.6)%
Net income	$9,602	$19,930	$(10,328)	(51.8)%

Adjusted EBITDA (5)	$72,686	$93,395	$(20,709)	(22.2)%
Adjusted EBITDA Margin (5)	20.2%	23.0%	(2.8)%	(12.2)%

Hydraulic Fracturing segment results of operations:
Revenue	$269,399	$309,300	$(39,901)	(12.9)%
Cost of services	$196,254	$218,024	$(21,770)	(10.0)%
Adjusted EBITDA (6)	$68,340	$86,119	$(17,779)	(20.6)%
Adjusted EBITDA Margin (6)	25.4%	27.8%	(2.4)%	(8.6)%
(1)Represents our power generation services business.
(2)Exclusive of depreciation and amortization.
(3)Inclusive of stock-based compensation.
(4)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $6.5 million from loss on disposal of assets to depreciation for the three months ended March 31, 2024
(5)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(6)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenues.    Revenues decreased 11.4%, or $46.4 million, to $359.4 million during the three months ended March 31, 2025, as compared to $405.8 million during the three months ended March 31, 2024. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 12.9%, or $39.9 million, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased customer pricing, partially offset by increased efficiency and the addition of AquaProp's operations in May 2024, which contributed $21.4 million in revenues during the three months ended March 31, 2025. Our average active hydraulic fracturing fleet count was approximately 15 fleets for the three months ended March 31, 2025, an increase from approximately 14 fleets for the three months ended March 31, 2024. Intersegment revenues, consisting of revenues derived from our wireline segment, totaled $0.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.
Wireline. Our wireline segment revenues decreased 12.1% or $7.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased customer activity and customer pricing.
Cementing. Our cementing segment revenue increased 2.5%, or $0.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily attributable to synergies gained with customers after the acquisition of Par Five Energy Services LLC ("Par Five"), partially offset by the sale of our cementing business located in Vernal, Utah in November 2024.
Cost of Services.    Cost of services decreased 8.6%, or $24.8 million, to $263.9 million for the three months ended March 31, 2025, as compared to $288.6 million during the three months ended March 31, 2024. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $21.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. As a percentage of hydraulic fracturing segment revenues, hydraulic fracturing cost of services was 72.8% for the three months ended March 31, 2025, as compared to 70.5% for the three months ended March 31, 2024 driven by customer price decreases and the impact of general cost inflation. The decrease in cost of services was partially offset by the addition of AquaProp's operations in May 2024, which added $20.4 million in cost of services during the three months ended March 31, 2025.
Wireline. Our wireline segment cost of services decreased $0.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to decrease in activity. Intersegment cost of services, consisting of cost of services incurred to our hydraulic fracturing segment, totaled $0.1 million and $0 for the three months ended March 31, 2025 and 2024, respectively.
Cementing. Our cementing cost of services decreased 7.1%, or $2.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024.
General and Administrative Expenses.   General and administrative expenses decreased 2.1%, or $0.6 million, to $27.6 million for the three months ended March 31, 2025, as compared to $28.2 million for the three months ended March 31, 2024.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $3.3 million, retention bonuses and severance expenses of $1.7 million, partially offset by business acquisition contingent consideration adjustments of $0.3 million), general and administrative expenses were $22.9 million during the three months ended March 31, 2025, as compared to $23.8 million during the three months ended March 31, 2024.
Depreciation and Amortization.    Depreciation and amortization decreased 17.0%, or $10.0 million, to $48.7 million for the three months ended March 31, 2025, as compared to $58.7 million for the three months ended March 31, 2024. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets impaired in the third quarter of 2024, partially offset by the addition of AquaProp's operations in May 2024 which included $1.5 million of depreciation and amortization.
Loss on Disposal of Assets.    Loss on disposal of assets increased by $9.7 million, to $9.7 million for the three months ended March 31, 2025, as compared to $4 thousand for the three months ended March 31, 2024. The increase was primarily attributable to losses incurred during the three months ended March 31, 2025 from the sale of certain Tier II hydraulic fracturing equipment.

Interest Expense.    Interest expense decreased to $1.7 million for the three months ended March 31, 2025, as compared to $2.0 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower interest rates on outstanding borrowings under our revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, and as may be amended further, "ABL Credit Facility") during the three months ended March 31, 2025 and a reduction in our finance lease obligation as a result of a payments.
Other Income.    Other income was approximately $2.9 million for the three months ended March 31, 2025, compared to other income of $1.4 million for the three months ended March 31, 2024. Other income for the three months ended March 31, 2025 is primarily comprised of true-up of workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, a $0.2 million unrealized gain on short-term investment and $1.0 million of other income. Other income for the three months ended March 31, 2024 is primarily comprised of insurance reimbursements of $2.0 million, partially offset by a $0.6 million unrealized loss on short-term investment.
Income Taxes.    Total income tax expense was $1.1 million resulting in an effective tax rate of 10.4% for the three months ended March 31, 2025, as compared to income tax expense of $9.8 million or an effective tax rate of 32.9% for the three months ended March 31, 2024. The change in effective tax rate for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes and valuation allowances on the pre-tax loss for 2025, as compared to 2024.

Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). In addition, on April 2, 2025, we entered into a financing arrangement (the "PROPWR Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line. See "Credit Facility and Other Financing Arrangements" below. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt payments. Our Borrowing Base (as defined below), under our ABL Credit Facility,as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of March 31, 2025 was $9.3 million, which does not include any restricted cash.
As of March 31, 2025, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $197.4 million, consisting of cash and cash equivalents of $63.4 million and $134.0 million of availability under our ABL Credit Facility.
On April 24, 2024, the Company's board of directors (the "Board") approved an increase and extension to the share repurchase program previously authorized on May 17, 2023. The program permits the repurchase of up to an additional $100 million of the Company's common stock for a total of $200 million and extends the expiration date by one year to May 31, 2025. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through May 2025. During the three months ended March 31, 2025, the Company made no share repurchases under the share repurchase program. As of March 31, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $38.7 million during the three months ended March 31, 2025, as compared to $39.8 million during the three months ended March 31, 2024 for our reportable segments. The significant portion of our total capital expenditures incurred during the three months ended March 31, 2025 were maintenance capital expenditures and down payments on mobile natural gas-fueled power generation equipment for our PROPWR business line.

Our future material use of cash will be to fund our capital expenditures. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2025 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, purchase power generation equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements and planned conversions to lower emissions equipment, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2025, we expect our capital expenditures to range between approximately $295 million to $345 million which includes approximately $125 million to $175 million for our completion services business and approximately $170 million for our PROPWR business. We entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total cost of $122.0 million, of which approximately $103.7 million, representing progress payments beyond the initial down payment on this equipment, will be financed. We currently expect to receive this equipment beginning at the end of the second quarter of 2025 through early 2026. We entered into contractual arrangements with other equipment manufacturers to purchase additional natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of $102.0 million. We currently expect to receive this equipment beginning in the second quarter of 2025 through the second quarter of 2026. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, and if needed, borrowings under our ABL Credit Facility. We expect to finance the purchase of our PROPWR mobile natural gas-fueled power generation equipment using the PROPWR Loan Agreement Our cash flows from operations will be generated from services we provide to our customers.
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2025 with a remaining take-or-pay commitment of approximately $0.4 million. We also entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of March 31, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. We currently expect to receive the remaining equipment associated with the fifth fleet in the first half of 2025. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $112.8 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $29.1 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2025.
Cash and Cash Flows
The following table sets forth the historical cash flows for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Net cash provided by operating activities	$54,689	$74,822
Net cash used in investing activities	$(32,836)	$(33,847)
Net cash used in financing activities	$(8,904)	$(27,871)
Operating Activities
Net cash provided by operating activities was $54.7 million for the three months ended March 31, 2025, compared to $74.8 million for the three months ended March 31, 2024. The net decrease of approximately $20.1 million was primarily due to lower net income adjusted for noncash expenses and the timing of our receivable collections from our customers and payments to our vendors.
Investing Activities
Net cash used in investing activities decreased to $32.8 million for the three months ended March 31, 2025, from $33.8 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $7.0 million increase proceeds from the sale of assets, partially offset by a $6.3 million increase in capital expenditures which includes $18.3 million for mobile natural gas-fueled power generation equipment for our PROPWR business line.
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reportable Segments:
Hydraulic Fracturing	$16,338	$35,988
Wireline	2,184	2,386
Cementing	1,831	1,466
All Other (1)	18,300	—
Total capital expenditures	$38,653	$39,840
_______________
(1)    Represents our power generation services business.
Cash Flows From Financing Activities
Net cash used in financing activities decreased to $8.9 million for the three months ended March 31, 2025, from $27.9 million for the three months ended March 31, 2024. The net decrease was primarily driven by a $22.5 million decrease in share repurchases, partially offset by a $1.5 million increase in tax withholdings paid for net settlement of equity awards, a $1.5 million increase in repayments of insurance financing and a $0.6 million increase in payments of finance lease obligation.
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
The Borrowing Base as of March 31, 2025, was approximately $187.5 million. The ABL Credit Facility includes a springing fixed charge coverage ratio to apply when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Effective April 2, 2025, PROPWR entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of $122.0 million, of which approximately $103.7 million, representing progress payments beyond the initial down payment on this equipment, will be financed. We currently expect to receive this equipment beginning at the end of the second quarter of 2025 through early 2026. We entered into contractual arrangements with other equipment manufacturers to purchase additional natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of $102.0 million. We currently expect to receive this equipment beginning in the second quarter of 2025 through the second quarter of 2026. See "Note 15 – Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for further information.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2025.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2025 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 13 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
ITEM 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.
Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our material input costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment.
The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.
ITEM 2. Unregistered Sales or Purchases of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2025 to January 31, 2025	—	$—	—	$89,152,858
February 1, 2025 to February 28, 2025	—	$—	—	$89,152,858
March 1, 2025 to March 31, 2025	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
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

ITEM 3. Defaults Upon Senior Securities

None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K, except as follows: On March 12, 2025, G. Larry Lawrence, a member of the Board, adopted a Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act, pursuant to which a maximum number of 21,116 of our common shares held directly by Mr. Lawrence may be sold between June 11, 2025 and September 12, 2025. The plan terminates on the on the earlier of (i) September 12, 2025, (ii) the first date on which all trades set forth in the plan have been executed or (iii) such date as the plan is otherwise terminated according to its terms.

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

10.1
Retention Bonus Agreement, effective March 3, 2025, by and between Celina A. Davila and ProPetro Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 4, 2025).

10.2*#	Separation and Release Agreement, effective March 12, 2025, by and between David S. Schorlemer and ProPetro Services Inc. and, solely for purposes set forth therein, ProPetro Holding Corp.
10.3+
Master Loan and Security Agreement, dated April 2, 2025, by and among ProPetro Energy Solutions, LLC, Caterpillar Financial Services Corporation, the Company and ProPetro Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 8, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2025	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Financial and Accounting Officer)