Form 10-Q
period 2025-06-30
ProPetro Holding Corp.
filed 2025-07-31
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 25, 2025, was 103,967,520.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, fleet conversion strategy, new power generation business and share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current presidential administration, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States' trade policy, including the imposition of tariffs and the resulting consequences;
•central bank policy actions and associated liquidity risks and other factors;
•the severity and duration of any world events and armed conflict, including the Russian-Ukraine war, conflicts in the Israel-Gaza region and continued hostilities in the Middle East, including those between Israel, Iran and the United States, and associated repercussions to supply and demand for oil and gas and the economy generally;
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
-ii-

•regulatory and related policy actions intended by federal, state and/or local governments to reduce fossil fuel use and associated carbon emissions, or to drive the substitution of renewable forms of energy for oil and gas, that may over time reduce demand for oil and gas and therefore the demand for our services;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,840	$50,443
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	210,725	195,994
Inventories	16,382	16,162
Prepaid expenses	11,528	17,719
Short-term investment, net	8,163	7,849
Other current assets	5,825	4,054
Total current assets	327,463	292,221
PROPERTY AND EQUIPMENT - net of accumulated depreciation	698,995	688,225
OPERATING LEASE RIGHT-OF-USE ASSETS	108,891	132,294
FINANCE LEASE RIGHT-OF-USE ASSETS	19,755	30,713
OTHER NONCURRENT ASSETS:
Goodwill	920	920
Intangible assets - net of amortization	60,202	64,905
Other noncurrent assets	12,921	14,367
Total other noncurrent assets	74,043	80,192
TOTAL ASSETS	$1,229,147	$1,223,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$110,153	$92,963
Accrued and other current liabilities	56,395	70,923
Interim debt - net of debt issuance costs	2,114	—
Current maturities of long-term debt - net of debt issuance costs	3,757	—
Operating lease liabilities	39,717	39,063
Finance lease liabilities	18,914	19,317
Total current liabilities	231,050	222,266
DEFERRED INCOME TAXES	63,300	59,770
LONG-TERM DEBT - net of debt issuance costs and current maturities	57,614	45,000
NONCURRENT OPERATING LEASE LIABILITIES	42,501	58,849
NONCURRENT FINANCE LEASE LIABILITIES	2,809	13,187
OTHER LONG-TERM LIABILITIES	7,900	8,300
Total liabilities	405,174	407,372
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,967,520 and 102,994,958 shares issued, respectively	104	103
Additional paid-in capital	890,247	884,995
Accumulated deficit	(66,378)	(68,825)
Total shareholders’ equity	823,973	816,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,229,147	$1,223,645
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE - Service revenue	$326,151	$357,021	$685,567	$762,864
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	253,173	265,845	517,029	554,486
General and administrative expenses (inclusive of stock-based compensation)	28,490	30,910	56,122	59,136
Depreciation and amortization	43,309	60,405	91,990	119,065
Loss on disposal of assets	4,346	394	14,092	398
Total costs and expenses	329,318	357,554	679,233	733,085
OPERATING (LOSS) INCOME	(3,167)	(533)	6,334	29,779
OTHER (EXPENSE) INCOME:
Interest expense	(1,811)	(1,965)	(3,541)	(3,994)
Other income, net	195	2,403	3,138	3,809
Total other (expense) income, net	(1,616)	438	(403)	(185)
(LOSS) INCOME BEFORE INCOME TAXES	(4,783)	(95)	5,931	29,594
INCOME TAX EXPENSE	(2,372)	(3,565)	(3,484)	(13,324)
NET (LOSS) INCOME	$(7,155)	$(3,660)	$2,447	$16,270

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.07)	$(0.03)	$0.02	$0.15
Diluted	$(0.07)	$(0.03)	$0.02	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	103,900	106,303	103,611	107,421
Diluted	103,900	106,303	104,920	108,123

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2025	102,995	$103	$884,995	$(68,825)	$816,273
Stock-based compensation cost	—	—	3,337	—	3,337
Issuance of equity awards, net	789	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(2,723)	—	(2,723)
Net income	—	—	—	9,602	9,602
BALANCE - March 31, 2025	103,784	$104	$885,608	$(59,223)	$826,489
Stock-based compensation cost	—	—	4,733	—	4,733
Issuance of equity awards, net	184	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(94)	—	(94)
Net loss	—	—	—	(7,155)	(7,155)
BALANCE - June 30, 2025	103,968	$104	$890,247	$(66,378)	$823,973

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
BALANCE - January 1, 2024	109,483	$109	$929,249	$69,034	$998,392
Stock-based compensation cost	—	—	3,742	—	3,742
Issuance of equity awards, net	376	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(1,209)	—	(1,209)
Share repurchases	(2,968)	(3)	(22,505)	—	(22,508)
Excise tax on share repurchases	—	—	(193)	—	(193)
Net income	—	—	—	19,930	19,930
BALANCE - March 31, 2024	106,891	$107	$909,083	$88,964	$998,154
Stock-based compensation cost	—	—	4,618	—	4,618
Issuance of equity awards, net	168	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(61)	—	(61)
Share repurchases	(2,535)	(2)	(22,986)	—	(22,988)
Excise tax on share repurchases	—	—	(215)	—	(215)
Net loss	—	—	—	(3,660)	(3,660)
BALANCE - June 30, 2024	104,524	$105	$890,439	$85,304	$975,848

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,447	$16,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,990	119,065
Deferred income tax expense	3,531	10,357
Amortization of deferred debt issuance costs	216	217
Stock-based compensation	8,070	8,360
Loss on disposal of assets	14,092	398
Unrealized gain on short-term investment	(314)	(52)
Business acquisition contingent consideration adjustments	(400)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,731)	26,641
Other current assets	(1,903)	(568)
Inventories	(220)	(1,036)
Prepaid expenses	6,191	2,797
Accounts payable	2,461	(5,254)
Accrued and other current liabilities	(2,527)	2,568
Net cash provided by operating activities	108,903	179,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,044)	(71,805)
Business acquisition, net of cash acquired	—	(21,038)
Proceeds from sale of assets	8,676	1,920
Proceeds from note receivable from sale of business	844	—
Net cash used in investing activities	(68,524)	(90,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance lease obligations	(9,231)	(8,542)
Repayments of insurance financing	(2,979)	—
Payment of debt issuance costs	(425)	—
Tax withholdings paid for net settlement of equity awards	(2,816)	(1,270)
Share repurchases	—	(45,496)
Payment of excise tax on share repurchases	(531)	—
Net cash used in financing activities	(15,982)	(55,308)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,397	33,532
CASH AND CASH EQUIVALENTS - Beginning of period	50,443	33,354
CASH AND CASH EQUIVALENTS - End of period	$74,840	$66,886

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$29,136	$21,588
Equipment purchases financed and corresponding issuances of loans	$18,910	$—
Leasehold improvements financed by operating lease landlord	$350	$—
Business acquisition deferred cash consideration included in other current liabilities	$—	$4,201
Business acquisition contingent consideration included in other long-term liabilities	$—	$10,900

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
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers. At June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, amounts billed to customers (net of allowance for credit losses) included as part of our accounts receivable was $153.5 million, $148.8 million, $163.0 million and $181.6 million, respectively. At June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, accrued revenue (unbilled receivable) included as part of our accounts receivable was $57.2 million, $47.2 million, $57.9 million and $55.4 million, respectively. At June 30, 2025, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $24.7 million, which is expected to be completed and recognized as revenue within one month following the current period balance sheet date. At December 31, 2024, the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $38.7 million, which was recorded as part of revenues within one month following December 31, 2024. At June 30, 2024, the transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations was $27.1 million, which was recorded as part of revenue within one month following June 30, 2024. At December 31, 2023, the transaction price allocated to the remaining performance obligation for our then partially completed hydraulic fracturing and wireline operations was $33.8 million, which was recorded as part of revenues within one month following December 31, 2023.
Allowance for Credit Losses
As of June 30, 2025, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and also separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$—	$236	$—	$236
Provision for credit losses during the period	—	—	—	—
Write-off during the period	—	—	—	—
Ending balance	$—	$236	$—	$236

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Contract Assets and Liabilities
We do not have any significant contract asset balances other than amounts billed to customers and accrued revenue discussed in the Accounts Receivable section above. Contract liabilities include cash advances from a customer in connection with our contract with the customer to provide FORCE® electric-powered hydraulic fracturing equipment and services. These cash advances from the customer will be credited towards the customer’s invoice as our revenue performance obligations are met over the contract period. The cash advances received represent contract liabilities in connection with the performance of certain completion services. The cash advance (contract liability) balances, which are included in accrued and other current liabilities in our condensed consolidated balance sheets, were $8.3 million, $11.8 million, $16.3 million and $19.2 million as of June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2025, and 2024, we recognized revenue of $1.4 million and $1.6 million, respectively, from the cash advance amount outstanding at the beginning of the period. During the six months ended June 30, 2025 and 2024, we recognized revenue of $3.1 million and $3.3 million, respectively, from the cash advance amount outstanding at the beginning of the period.
Change in Accounting Estimates
The Company plans to phase out its Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets ("Tier II Units") earlier than the original weighted average remaining useful life of this asset group in response to decreasing customer demand for and related pricing pressures on this asset group. Accordingly we shortened the remaining useful lives of those Tier II Units that currently have useful lives beyond 2027 to no longer than the end of 2027 to align with management's use and expected economic life. This change was made effective October 1, 2024. The net effect of this change was a $0.9 million increase in net loss, or $0.01 per basic and diluted share for the three months ended June 30, 2025 and a $1.6 million decrease in net income, or $0.02 per basic and $0.01 per diluted share for the six months ended June 30, 2025.
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.9 million and $9.3 million from loss on disposal of assets to depreciation for the three and six months ended June 30, 2024.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization related to cost of services	$40,926	$58,675	$87,223	$115,877
Depreciation and amortization related to general and administrative expenses	2,383	1,730	4,767	3,188
Total depreciation and amortization	$43,309	$60,405	$91,990	$119,065
Income Taxes
Total income tax expense was $2.4 million resulting in an effective tax rate of (49.6)% for the three months ended June 30, 2025, as compared to income tax expense of $3.6 million for the three months ended June 30, 2024. The change in income tax expense recorded during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax loss for 2025, as compared to the near break-even loss in 2024. Total income tax expense was $3.5 million resulting in an effective tax rate of 58.7% for the six months ended June 30, 2025, as compared to income tax expense of $13.3 million or an effective tax rate of 45.0% for the six months ended June 30, 2024. The change in income tax expense recorded during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2025, as compared to 2024.
On July 4, 2025, "An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.
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
The acquisition of AquaProp also included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the seller based on the amount of wet sand delivered during a 30-month period following the delivery of the first additional spread, attributable to the five additional equipment spreads described above. Amounts are payable under the earnout arrangement if the Company reaches certain delivery thresholds (in tons) of wet sand using the specific equipment provided by the seller or by other parties. As of June 30, 2025, the delivery of the first additional spread has not yet occurred. The range of the undiscounted amounts the Company could be obligated to pay under the contingent consideration agreement is between $0 and $12.5 million. The fair value of the contingent consideration for the business combination recognized at the acquisition date of $10.9 million was estimated by applying the probability-weighted expected return method for the different scenarios that may occur based on the amount of additional equipment delivered by the seller, at the request of the Company, and the amount of wet sand expected to be delivered by such equipment. The fair value measurement of the contingent consideration is based on significant inputs not observable in the market, and thus represent Level 3 measurements. The contingent consideration payable will be adjusted to estimated fair value at the end of each subsequent reporting period until the contingencies are resolved and consideration payments are made. The estimated fair value of the contingent consideration payable was $7.9 million at June 30, 2025, resulting in a $0.4 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - AquaProp Acquisition (Continued)
scenarios. The decrease in the estimated contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended June 30, 2025.
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
(2)Definite-lived intangible asset with an amortization period of six years.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of June 30, 2025 and December 31, 2024 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
June 30, 2025:
Short-term investment	$8,163	$8,163	$—	$—	$314
Business acquisition contingent consideration payable	$7,900	$—	$—	$7,900	$400
December 31, 2024:
Short-term investment	$7,849	$7,849	$—	$—	$105
Business acquisition contingent consideration payable	$8,300	$—	$—	$8,300	$2,600
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of June 30, 2025, the fair value of the short-term investment was estimated at $8.2 million. The fluctuation in stock price resulted in an unrealized gain of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The fluctuation in stock price resulted in an unrealized gain of $0.7 million and $0.1 million for the three and six months ended June 30, 2024. Included in the unrealized gain for the three and six months ended June 30, 2025 was a gain of $0.4 million and $0.4 million respectively, resulting from non-cash foreign currency translation. There was no unrealized gain or loss resulting from non-cash foreign currency translation during the three months ended June 30, 2024. Included in the unrealized gain for the six months ended June 30, 2024 was a loss of $0.2 million resulting from non-cash foreign currency translation. The unrealized gain and loss resulting from stock price fluctuation and the unrealized loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations. The Company is restricted from selling, transferring or assigning more than 0.9 million shares in any one calendar month.
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is shown under other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of June 30, 2025, the estimated fair value of the contingent consideration payable was $7.9 million resulting in a $0.4 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)

(in thousands)
	June 30, 2025	December 31, 2024
Business acquisition contingent consideration payable - opening balance	$8,300	$—
Addition	—	10,900
Decrease in estimated fair value (1)	(400)	(2,600)
Business acquisition contingent consideration payable - closing balance	$7,900	$8,300
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended June 30, 2025 and the year ended December 31, 2024.
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
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended June 30, 2025 and 2024.
There were no additions to goodwill during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company added $3.1 million of goodwill to our hydraulic fracturing operating segment related to the AquaProp Acquisition. The Company subsequently made a measurement period adjustment to recognize favorable contracts as intangible assets of $2.2 million and decrease goodwill by $2.2 million. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at June 30, 2025 and December 31, 2024. There were no goodwill impairment losses during the three and six months ended June 30, 2025 and 2024, respectively. We conducted our annual impairment test of goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, as of December 31, 2024 and determined that the goodwill in our wireline operating segment and reporting unit with a carrying value of $23.6 million was fully impaired.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three months ended June 30, 2025 or 2024.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships, trademark/trade names, and favorable contracts. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software will be amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net income for the three and six months ended June 30, 2025 was $2.4 million and $4.8 million, respectively. Amortization expense included in net income for the three and six months ended June 30, 2024 was $1.8 million and $3.2 million, respectively. The Company’s intangible assets subject to amortization consisted of the following:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
	June 30, 2025	December 31, 2024
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	81	60
Total intangible assets acquired	79,491	79,470

Accumulated amortization:
Trademark/trade name	(2,974)	(2,390)
Customer relationships	(15,758)	(11,883)
Favorable contracts	(542)	(292)
Internally developed software	(15)	—
Total accumulated amortization	(19,289)	(14,565)

Intangible assets — net	$60,202	$64,905
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
Remainder of 2025	$4,725
2026	9,441
2027	9,315
2028	9,301
2029	9,077
2030 and beyond	18,343
Total	$60,202
The average amortization period for our remaining intangible assets is approximately 6.8 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Interim and Long-Term Debt
Asset-Based Loan Credit Facility
The Company is party to an amended and restated revolving credit facility (as may be amended, "ABL Credit Facility") that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base (as defined below) limit), and matures on June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of June 30, 2025, was approximately $156.9 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the six months ended June 30, 2025, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 6.47%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $8.6 million under the ABL Credit Facility, we had approximately $103.3 million available for borrowing under our ABL Credit Facility as of June 30, 2025.
Equipment Financing Arrangement
On April 2, 2025, we entered into a financing arrangement (the “PROPWR Equipment Loan Agreement”) to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, under which the lender (an affiliate of the equipment manufacturer) will fund progress payments beyond the initial down payment on the equipment for a maximum total amount of $103.7 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the PROPWR Equipment Loan Agreement. For the six months ended June 30, 2025, the weighted average interest rate on our interim loans and term loans was 7.88% and 7.66%, respectively.
The debt issuance costs relating to our interim and term loans are presented as a deduction from the carrying amount of the loans in the condensed consolidated balance sheets. As of June 30, 2025, we had interim loans outstanding of $2.1 million and term loans outstanding of $16.8 million. Interim loans, net of debt issuance costs, are presented as interim debt within current liabilities in our condensed consolidated balance sheet as of June 30, 2025. Current maturities of term loans, net of debt issuance costs, are presented as current maturities of long term debt within current liabilities and long-term portion of term loans, net of debt issuance costs, is presented in long-term debt, respectively, in our condensed consolidated balance sheet as of June 30, 2025. The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Interim and Long-Term Debt (Continued)
investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows.
The fair values of the ABL Credit Facility, the interim loans and the term loans approximate their carrying values.
Total debt consisted of the following:

(in thousands)
	June 30, 2025	December 31, 2024
ABL Credit Facility	$45,000	$45,000
Equipment financing interim loans	2,135	—
Equipment financing term loans	16,775	—
Total debt	63,910	45,000
Less: debt issuance costs, net of amortization	(425)	—
Total debt, net of debt issuance costs	63,485	45,000
Less: interim debt (current), net of debt issuance costs	(2,114)	—
Less: current maturities of long-term debt, net of debt issuance costs	(3,757)	—
Total long-term debt, net of debt issuance costs	$57,614	$45,000
Maturities of total debt (minimum annual principal payments required) as of June 30, 2025 are as follows:

(in thousands)
Year	ABL Credit Facility	Equipment Financing Interim Loans	Equipment Financing Term Loans
Remainder of 2025	$—	$—	$1,541
2026	—	2,135	4,684
2027	—	—	4,790
2028	45,000	—	2,189
2029	—	—	2,363
2030	—	—	1,208
Total	$45,000	$2,135	$16,775
In July 2025, $9.2 million of additional interim loans were incurred and converted to term loans (long-term debt) related to final progress payments on certain equipment.
Note 7 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing and wet sand solutions), wireline, cementing and power generation services which had not begun any revenue-generating activities through June 30, 2025. These operating segments represent how the CODM evaluates performance and allocates resources. Our CODM is a group comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Commercial Officer.

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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$245,741	$47,995	$32,443	$—	$(28)	$326,151
Cost of service - labor	$52,814	$13,400	$7,970	$136	$—	$74,320
Cost of service - expendables	$34,094	$14,606	$15,289	$—	$(28)	$63,961
Cost of service - other direct costs	$101,852	$9,364	$3,273	$403	$—	$114,892
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,998	$2,770	$1,260	$1,692	$—	$10,720
Adjusted EBITDA for reportable segments	$51,983	$7,855	$4,651	$(2,231)	$—	$62,258
Depreciation and amortization	$35,634	$5,608	$2,030	$17	$20	$43,309
Capital expenditures incurred	$25,064	$2,331	$3,083	$42,614	$—	$73,092
Goodwill June 30, 2025	$920	$—	$—	$—	$—	$920
Total assets June 30, 2025	$886,013	$157,957	$70,078	$61,525	$53,574	$1,229,147

	Three Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$271,628	$49,202	$36,277	$—	$(86)	$357,021
Cost of service - labor	$57,847	$13,109	$9,503	$—	$—	$80,459
Cost of service - expendables	$30,320	$13,641	$15,029	$—	$(86)	$58,904
Cost of service - other direct costs	$114,256	$8,643	$3,583	$—	$—	$126,482
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$5,496	$3,102	$1,579	$—	$—	$10,177
Adjusted EBITDA for reportable segments	$63,709	$10,707	$6,583	$—	$—	$80,999
Depreciation and amortization (1)	$52,965	$5,129	$2,279	$—	$32	$60,405
Capital expenditures incurred	$25,631	$1,943	$4,376	$—	$—	$31,950
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Six Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$515,140	$101,437	$69,076	$—	$(86)	$685,567
Cost of service - labor	$107,753	$27,416	$16,004	$136	$—	$151,309
Cost of service - expendables	$78,249	$30,814	$31,754	$—	$(86)	$140,731
Cost of service - other direct costs	$199,011	$19,433	$6,142	$403	$—	$224,989
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$9,803	$5,446	$2,460	$2,402	$—	$20,111
Adjusted EBITDA for reportable segments	$120,323	$18,328	$12,717	$(2,941)	$—	$148,427
Depreciation and amortization	$76,935	$11,035	$3,960	$17	$43	$91,990
Capital expenditures incurred	$41,402	$4,515	$4,914	$60,914	$—	$111,745
Goodwill June 30, 2025	$920	$—	$—	$—	$—	$920
Total assets June 30, 2025	$886,013	$157,957	$70,078	$61,525	$53,574	$1,229,147

	Six Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$580,928	$110,007	$72,015	$—	$(86)	$762,864
Cost of service - labor	$118,778	$27,945	$18,627	$—	$—	$165,350
Cost of service - expendables	$76,682	$29,808	$31,347	$—	$(86)	$137,751
Cost of service - other direct costs	$224,986	$18,793	$7,606	$—	$—	$251,385
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$10,653	$5,968	$2,992	$—	$—	$19,613
Adjusted EBITDA for reportable segments	$149,828	$27,493	$11,444	$—	$—	$188,765
Depreciation and amortization (1)	$104,406	$10,044	$4,557	$—	$58	$119,065
Capital expenditures incurred	$61,619	$4,329	$5,842	$—	$—	$71,790
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.9 million and $9.3 million from loss on disposal of assets to depreciation for the three and six months ended June 30, 2024, respectively.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service Revenue
Hydraulic Fracturing	$245,741	$271,628	$515,140	$580,928
Wireline	47,995	49,202	101,437	110,007
Cementing	32,443	36,277	69,076	72,015
All Other	—	—	—	—
Total service revenue for reportable segments	326,179	357,107	685,653	762,950
Elimination of intersegment service revenue	(28)	(86)	(86)	(86)
Total consolidated service revenue	$326,151	$357,021	$685,567	$762,864

Cost of Services
Hydraulic Fracturing - labor	$52,814	$57,847	$107,753	$118,778
Hydraulic Fracturing - expendables	34,094	30,320	78,249	76,682
Hydraulic Fracturing - other direct costs	101,852	114,256	199,011	224,986
Wireline - labor	13,400	13,109	27,416	27,945
Wireline - expendables	14,606	13,641	30,814	29,808
Wireline - other direct costs	9,364	8,643	19,433	18,793
Cementing - labor	7,970	9,503	16,004	18,627
Cementing - expendables	15,289	15,029	31,754	31,347
Cementing - other direct costs	3,273	3,583	6,142	7,606
All Other - labor	136	—	136	—
All Other - expendables	—	—	—	—
All Other - other direct costs	403	—	403	—
Total cost of services for reportable segments	253,201	265,931	517,115	554,572
Elimination of intersegment cost of services	(28)	(86)	(86)	(86)
Total consolidated cost of services	$253,173	$265,845	$517,029	$554,486

General and Administrative Expenses
Hydraulic Fracturing	$4,998	$5,496	$9,803	$10,653
Wireline	2,770	3,102	5,446	5,968
Cementing	1,260	1,579	2,460	2,992
All Other	1,692	—	2,402	—
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	10,720	10,177	20,111	19,613
Unallocated corporate administrative expenses	12,651	14,937	26,134	29,309
Stock-based compensation	4,733	4,618	8,070	8,360
Business acquisition contingent consideration adjustments	(100)	—	(400)	—
Other general and administrative expense	159	1,113	165	1,171
Retention bonus and severance expense	327	65	2,042	683
Total consolidated general and administrative expenses	$28,490	$30,910	$56,122	$59,136

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA
Hydraulic Fracturing	$51,983	$63,709	$120,323	$149,828
Wireline	7,855	10,707	18,328	27,493
Cementing	4,651	6,583	12,717	11,444
All Other	(2,231)	—	(2,941)	—
Total Adjusted EBITDA for reportable segments	62,258	80,999	148,427	188,765
Unallocated corporate administrative expenses	(12,651)	(14,937)	(26,134)	(29,309)
Depreciation and amortization (1)	(43,309)	(60,405)	(91,990)	(119,065)
Interest expense	(1,811)	(1,965)	(3,541)	(3,994)
Income tax expense	(2,372)	(3,565)	(3,484)	(13,324)
Loss on disposal of assets (1)	(4,346)	(394)	(14,092)	(398)
Stock-based compensation	(4,733)	(4,618)	(8,070)	(8,360)
Business acquisition contingent consideration adjustments	100	—	400	—
Other income, net (2)	195	2,403	3,138	3,809
Other general and administrative expense, net	(159)	(1,113)	(165)	(1,171)
Retention bonus and severance expense	(327)	(65)	(2,042)	(683)
Net (loss) income	$(7,155)	$(3,660)	$2,447	$16,270

			June 30, 2025	December 31, 2024
Assets
Hydraulic Fracturing			$886,013	$961,485
Wireline			157,957	156,349
Cementing			70,078	73,935
All Other			61,525	—
Total assets for reportable segments			1,175,573	1,191,769
Unallocated corporate assets			53,574	31,876
Total assets			$1,229,147	$1,223,645
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.9 million and $9.3 million from loss on disposal of assets to depreciation for the three and six months ended June 30, 2024, respectively.
(2)Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment.
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
The table below shows the calculations for the three and six months ended June 30, 2025 and 2024 (in thousands, except for per share data):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Net (Loss) Income Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(7,155)	$(3,660)	$2,447	$16,270

Denominator
Denominator for basic income per share	103,900	106,303	103,611	107,421
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	—	—	417	33
Dilutive effect of restricted stock units	—	—	892	669
Denominator for diluted income per share	103,900	106,303	104,920	108,123

Basic (loss) income per common share	$(0.07)	$(0.03)	$0.02	$0.15
Diluted (loss) income per common share	$(0.07)	$(0.03)	$0.02	$0.15
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income per common share for the three and six months ended June 30, 2025 and 2024 because they will be anti-dilutive to the calculation of diluted net income per common share:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	167	179	169	179
Restricted stock units	3,243	3,313	222	6
Performance share units	1,439	1,381	353	438
Total	4,849	4,873	744	623
Note 9 - Share Repurchase Program
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program previously authorized on May 17, 2023. As so extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations applies to our share repurchase program.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three and six months ended June 30, 2025, the Company made no share repurchases under the share repurchase program and had no accruals

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Share Repurchase Program (Continued)
for the share repurchase excise tax as of June 30, 2025. As of June 30, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the six months ended June 30, 2025. As of June 30, 2025, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of June 30, 2025 was below the cost to exercise these options. No stock options were exercised during the six months ended June 30, 2025. The weighted average remaining contractual term for the outstanding and exercisable stock options as of June 30, 2025 was approximately 1.7 years.
A summary of the stock option activity for the six months ended June 30, 2025 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	179	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(12)	$14.00
Outstanding at June 30, 2025	167	$14.00
Exercisable at June 30, 2025	167	$14.00
Restricted Stock Units
On May 11, 2023, the Company's stockholders approved the Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board and replaced the ProPetro Holding Corp. 2020 Long Term Incentive Plan.
During the six months ended June 30, 2025, we granted 1,522,175 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2025, the total unrecognized compensation expense for all RSUs was approximately $18.8 million, and is expected to be recognized over a weighted average period of approximately 1.8 years.
The following table summarizes RSUs activity during the six months ended June 30, 2025 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	3,001	$8.54
Granted	1,522	$7.24
Vested	(1,088)	$8.80
Forfeited	(192)	$7.81
Canceled	—	$—
Outstanding at June 30, 2025	3,243	$7.89

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
Performance Share Units
During the six months ended June 30, 2025, we granted 536,774 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo simulation. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the six months ended June 30, 2025 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2025	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2025
2022	301	—	(220)	(81)	—
2023	431	—	—	(61)	370
2024	633	—	—	(101)	532
2025	—	537	—	—	537
Total	1,365	537	(220)	(243)	1,439
Weighted Average Fair Value Per Share	$12.77	$9.87	$19.99	$13.71	$10.42
The total stock-based compensation expense for the six months ended June 30, 2025 and 2024 for all stock awards was $8.1 million and $8.4 million, respectively, and the associated tax benefit related thereto was $1.7 million and $1.8 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2025 was approximately $26.7 million, and is expected to be recognized over a weighted average period of approximately 1.7 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company rented three yards from an entity in which a director of the Company has an equity interest, and the total annual rent expense for each of the three yards was approximately $0.03 million, $0.1 million and $0.1 million, respectively. These leases were terminated in July 2025.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Related-Party Transactions (Continued)
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $71.2 million and $144.2 million for the three and six months ended June 30, 2025. Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $42.5 million and $42.5 million for the three and six months ended June 30, 2024. Revenue from services provided to Pioneer prior to its merger with ExxonMobil accounted for approximately $1.8 million and $6.8 million of our total revenue during the three and six months ended June 30, 2024.
As of June 30, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $59.2 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2024, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $70.8 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. The note receivable is considered subordinated financial support to Big 4 and represents a variable interest to the Company in Big 4. See "Note 14. Variable Interest Entity" for the carrying value of the note receivable as of June 30, 2025. We recorded interest income of $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, which is included in our condensed consolidated statement of operations under other income (expense). Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 12 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets (the “Electric Fleet Leases”), facilities and office spaces. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate change. We assumed two leases for facilities as part of our acquisition of Silvertip Completion Services Operating, LLC on November 1, 2022. Our operating leases have remaining lease terms of approximately 0.3 years to 5.0 years as of June 30, 2025. Our operating leases have renewal options ranging from none to three renewal options of up to one year each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period. However, in management's judgment the exercise of neither the renewal options nor the purchase options are reasonably assured for any lease. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office spaces are included in our Wireline reportable segment, the All Other category and our corporate administrative function.
Our total operating lease right-of-use assets were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets - cost	$185,752	$182,130
Operating lease right-of-use assets - accumulated amortization	(76,861)	(49,836)
Operating lease right-of-use assets - net	$108,891	$132,294
Finance Leases

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
Our total finance lease right-of-use assets were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Finance lease right-of-use assets - cost	$53,292	$54,842
Finance lease right-of-use assets - accumulated amortization	(33,537)	(24,129)
Finance lease right-of-use assets - net	$19,755	$30,713
Lease Costs
The components of lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$15,139	$11,925	$30,869	$20,961

Finance lease cost:
Amortization of right-of-use assets	4,559	4,742	9,408	9,268
Interest on lease liabilities	442	754	966	1,568
Total finance lease cost	5,001	5,496	10,374	10,836

Variable lease cost	1,124	791	2,028	1,419
Short-term lease cost	149	244	387	443
Short-Term Leases
We elected the practical expedient option, consistent with ASC 842, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of ASC 360 to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0.8 million and $0.8 million during the three and six months ended June 30, 2025, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
cost related to our Electric Fleet Leases. The Company incurred initial direct costs of approximately $13.8 million and $19.9 million during the three and six months ended June 30, 2024, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$22,664	$14,699
Operating cash flows from finance lease	966	1,568
Financing cash flows from finance lease	9,231	8,542
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	11,631	45,175
Finance lease	—	223
(1)During the six months ended June 30, 2025 and 2024, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases. During the six months ended June 30, 2025, we also recorded noncash operating lease obligations arising from obtaining right-of-use assets related to an office lease for our power generation services segment which is included in our All Other category.
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	2.1 years	2.4 years
Finance leases	1.2 years	1.6 years
Weighted average discount rate:
Operating leases	6.8%	7.0%
Finance leases	7.3%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of June 30, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2025	$22,098	$9,937
2026	43,580	12,767
2027	19,682	—
2028	2,827	—
2029	186	—
2030	95	—
Total undiscounted future lease payments	88,468	22,704
Less: amount representing interest	(6,250)	(981)
Present value of future lease payments (lease obligation)	$82,218	$21,723

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total remaining commitment (after our initial down payment and financed payments) of $84.8 million, which will be financed. Under this arrangement, we have incurred interim loans and term loans with outstanding amounts of $2.1 million and $16.8 million, respectively, as of June 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." We expect to receive the remaining equipment from the third quarter of 2025 through early 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR business line, with a total remaining commitment of approximately $96.8 million. We have received certain units of this equipment and expect to receive the remaining units from the third quarter of 2025 through the second quarter of 2026. The power generation equipment from these contractual arrangements including equipment received represent a total capacity of approximately 220 megawatts.
We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of June 30, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. Lease payments pertaining to the remaining equipment associated with the fifth Electric Fleet Lease are expected to commence when the Company takes possession of the remaining associated equipment. We currently expect to receive majority of the remaining equipment associated with the fifth fleet in the second half of 2025. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $93.4 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $22.7 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire on December 31, 2025. Our sand agreement with one of our Sand Suppliers has a remaining take-or-pay commitment of $0.3 million. During the six months ended June 30, 2025 and 2024, no shortfall fee was recorded.
As of June 30, 2025, the Company had issued letters of credit of approximately $8.6 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of June 30, 2025, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover covers up to a four-year period. As of June 30, 2025, the audit was nearing completion and the Company accrued for an estimated settlement expense of $0.8 million.

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
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4, which is solely owned by a former employee, as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from the entity. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. We evaluated our note receivable from Big 4 for VIE considerations in accordance with ASC 810—Consolidation. The Company holds a variable interest in Big 4 and Big 4 is a VIE due to its lack of sufficient equity to finance its operations without additional subordinated financial support. The note receivable from Big 4 is considered subordinated financial support from the Company and represents a variable interest to the Company in Big 4. Assets and liabilities related to the Company’s variable interest in Big 4 included in the Company’s condensed consolidated balance sheets are limited to the unpaid balance of the note receivable and any accrued interest. The Company’s maximum exposure to loss as a result of its involvement with Big 4 is also limited to the unpaid balance of the note receivable and any accrued interest. The consolidation of Big 4 is not required as the Company is not the primary beneficiary of this VIE as we do not have the power to direct the activities that most significantly impact Big 4’s economic performance. We consider such activities to include performing customer contract obligations, maintaining and establishing customer relationships, and managing costs, among other operational activities. We do not have any control over such activities. Such power is held by Big 4’s sole owner. We account for the note receivable (our variable interest) at amortized cost. At June 30, 2025 and December 31, 2024, the carrying value of the note receivable including interest was $12.2 million and $13.2 million, respectively. Of the carrying value of the note receivable at June 30, 2025 and December 31, 2024, the amount collectible in one year was $2.3 million and $2.1 million, respectively, which is included in our condensed consolidated balance sheets under other current assets. The amount collectible beyond one year as of June 30, 2025 and December 31, 2024 was $9.9 million and $11.1 million, respectively, and is included in our condensed consolidated balance sheets under other non-current assets.

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
Our operating segments comprise hydraulic fracturing, wireline, cementing and power generation services. Our completion services include hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 75.3% of our total revenues and operations as of June 30, 2025. Our total available hydraulic horsepower ("HHP") as of June 30, 2025, was 1,307,000 HHP, which was comprised of 440,000 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment and 555,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases") and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP. As of June 30, 2025, we have received 312,000 HHP of FORCE® electric-powered equipment representing four fleets and a portion of the fifth fleet. We currently expect to receive the remaining equipment associated with the fifth fleet in the second half of 2025. We currently have 26 wireline units and 30 cementing units.
In the fourth quarter of fiscal year 2024, we formed a new subsidiary, ProPetro Energy Solutions, LLC, ("PROPWR") to provide power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers. This subsidiary has started purchasing equipment, but it has not yet begun revenue-generating activities. In April 2025, we entered into a financing arrangement to purchase additional mobile natural gas-fueled power generation equipment.
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
On May 31, 2024, we consummated the acquisition of all of the outstanding equity interests in Aqua Prop, LLC ("AquaProp"), which provides wet sand solutions for hydraulic fracturing sand requirements at oil well sites (the "AquaProp Acquisition"). The consideration for the AquaProp Acquisition includes $13.7 million of cash paid to the seller, $3.7 million of deferred cash consideration which was paid to the seller in May 2025, the payoff of $7.2 million of the seller's outstanding debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. As a result of the AquaProp Acquisition, we expanded our business to include wet sand services.
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
On April 22, 2024, we entered into a sub-agreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil, under which we provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets with the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a period of three years or for contracted hours, whichever occurs last with respect to each fleet, subject to certain termination and release rights.
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
The geopolitical and macroeconomic consequences of military action in the Middle East, the Russian invasion of Ukraine, including the associated sanctions, and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. More recently, the West Texas Intermediate ("WTI")

average crude oil price declined to approximately $63 per barrel in April 2025 before rebounding to approximately $68 per barrel in June 2025 in response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole. Additionally, we have recently experienced a decrease in the rig count to 304 at the end of 2024 and a further decrease to 265 at the beginning of July 2025, which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
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
Government regulations and investors are demanding the oil and gas industry, including upstream and energy service companies, transition to a lower emissions operating environment. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCE® electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and has been and will be capital intensive. Over time, we plan to replace our conventional Tier II diesel-only equipment with lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 60% lower emissions equipment in 2023, 70% in 2024, and approximately 75% as of June 30, 2025. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$245,741	$47,995	$32,443	$—	$(28)	$326,151
Adjusted EBITDA	$51,983	$7,855	$4,651	$(2,231)	$(12,651)	$49,607
Depreciation and amortization	$35,634	$5,608	$2,030	$17	$20	$43,309
Operating lease expense on FORCE® fleets (1)	$14,462	$—	$—	$—	$—	$14,462
Capital expenditures incurred	$25,064	$2,331	$3,083	$42,614	$—	$73,092
Goodwill June 30, 2025	$920	$—	$—	$—	$—	$920
Total assets June 30, 2025	$886,013	$157,957	$70,078	$61,525	$53,574	$1,229,147

	Three Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$271,628	$49,202	$36,277	$—	$(86)	$357,021
Adjusted EBITDA	$63,709	$10,707	$6,583	$—	$(14,937)	$66,062
Depreciation and amortization (2)	$52,965	$5,129	$2,279	$—	$32	$60,405
Operating lease expense on FORCE® fleets (1)	$11,533	$—	$—	$—	$—	$11,533
Capital expenditures incurred	$25,631	$1,943	$4,376	$—	$—	$31,950
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

	Six Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$515,140	$101,437	$69,076	$—	$(86)	$685,567
Adjusted EBITDA	$120,323	$18,328	$12,717	$(2,941)	$(26,134)	$122,293
Depreciation and amortization	$76,935	$11,035	$3,960	$17	$43	$91,990
Operating lease expense on FORCE® fleets (1)	$29,801	$—	$—	$—	$—	$29,801
Capital expenditures incurred	$41,402	$4,515	$4,914	$60,914	$—	$111,745
Goodwill June 30, 2025	$920	$—	$—	$—	$—	$920
Total assets June 30, 2025	$886,013	$157,957	$70,078	$61,525	$53,574	$1,229,147

	Six Months Ended June 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	All Other	Reconciling Items	Total
Service revenue	$580,928	$110,007	$72,015	$—	$(86)	$762,864
Adjusted EBITDA	$149,828	$27,493	$11,444	$—	$(29,309)	$159,456
Depreciation and amortization (2)	$104,406	$10,044	$4,557	$—	$58	$119,065
Operating lease expense on FORCE® fleets (1)	$20,126	$—	$—	$—	$—	$20,126
Capital expenditures incurred	$61,619	$4,329	$5,842	$—	$—	$71,790
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations and is included in Adjusted EBITDA.
(2)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.9 million and $9.3 million from loss on disposal of assets to depreciation for the three and six months ended June 30, 2024, respectively.
A reconciliation of net income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(7,155)	$(3,660)	$2,447	$16,270
Depreciation and amortization (1)	43,309	60,405	91,990	119,065
Interest expense	1,811	1,965	3,541	3,994
Income tax expense	2,372	3,565	3,484	13,324
Loss on disposal of assets (1)	4,346	394	14,092	398
Stock-based compensation	4,733	4,618	8,070	8,360
Business acquisition contingent consideration adjustments	(100)	—	(400)	—
Other income, net (2)	(195)	(2,403)	(3,138)	(3,809)
Other general and administrative expense, net	159	1,113	165	1,171
Retention bonus and severance expense	327	65	2,042	683
Adjusted EBITDA	$49,607	$66,062	$122,293	$159,456
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.9 million and $9.3 million from loss on disposal of assets to depreciation for the three and six months ended June 30, 2024, respectively.
(2)Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment.

Results of Operations
As of June 30, 2025, we conducted our business through four operating segments: hydraulic fracturing, wireline, cementing, and power generation services (started in the fourth quarter of fiscal year 2024 and has not begun any revenue-generating activities yet). Our power generation services operating segment is shown in the “All Other” category for segment reporting purposes.
On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs, and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit. The Company's results include the impact of AquaProp's operations for the full three and six months ended June 30, 2025 compared to only 31 days of activity during the three and six months ended June 30, 2024 because we acquired AquaProp in May 2024. Accordingly, the full impact of the results of AquaProp may affect the comparability of our 2025 results when compared to prior period. AquaProp's operations, which are included in the Hydraulic Fracturing reportable segment, resulted in a $17.4 million and a $38.8 million increase in revenues for the three and six months ended June 30, 2025, respectively, and a $16.3 million and a $36.7 million increase in cost of services for the three and six months ended June 30, 2025, respectively.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2025	2024	$	%
Revenue
Hydraulic Fracturing	$245,741	$271,628	$(25,887)	(9.5)%
Wireline	47,995	49,202	(1,207)	(2.5)%
Cementing	32,443	36,277	(3,834)	(10.6)%
All Other (1)	—	—	—	—%
Elimination of intersegment service revenue	(28)	(86)	58	67.4%
Total revenue	326,151	357,021	(30,870)	(8.6)%

Cost of services (2)
Hydraulic Fracturing	188,759	202,423	(13,664)	(6.8)%
Wireline	37,371	35,394	1,977	5.6%
Cementing	26,532	28,114	(1,582)	(5.6)%
All Other (1)	539	—	539	100.0%
Elimination of intersegment cost of services	(28)	(86)	58	67.4%
Total cost of services	253,173	265,845	(12,672)	(4.8)%

General and administrative expense (3)	28,490	30,910	(2,420)	(7.8)%
Depreciation and amortization (4)	43,309	60,405	(17,096)	(28.3)%
Loss on disposal of assets (4)	4,346	394	3,952	1,003.0%
Interest expense	1,811	1,965	(154)	(7.8)%
Other income, net	(195)	(2,403)	2,208	91.9%
Income tax expense	2,372	3,565	(1,193)	(33.5)%
Net loss	$(7,155)	$(3,660)	$(3,495)	(95.5)%

Adjusted EBITDA (5)	$49,607	$66,062	$(16,455)	(24.9)%
Adjusted EBITDA Margin (5)	15.2%	18.5%	(3.3)%	(17.8)%

Hydraulic Fracturing segment results of operations:
Revenue	$245,741	$271,628	$(25,887)	(9.5)%
Cost of services	$188,759	$202,423	$(13,664)	(6.8)%
Adjusted EBITDA (6)	$51,983	$63,709	$(11,726)	(18.4)%
Adjusted EBITDA Margin (6)	21.2%	23.5%	(2.3)%	(9.8)%
(1)Represents our power generation services business.
(2)Exclusive of depreciation and amortization.
(3)Inclusive of stock-based compensation.
(4)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.9 million from loss on disposal of assets to depreciation for the three months ended June 30, 2024.
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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenues.    Revenues decreased 8.6%, or $30.9 million, to $326.2 million during the three months ended June 30, 2025, as compared to $357.0 million during the three months ended June 30, 2024. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 9.5%, or $25.9 million, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to decreased customer pricing, decreased activity and weather related interruptions, partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $17.4 million increase in revenues during the three months ended June 30, 2025 due to the impact of AquaProp's operations for the full three months ended June 30, 2025 compared to only 31 days of activity during the three months ended June 30, 2024. We operated approximately 13 to 14 active hydraulic fracturing fleets during the three months ended June 30, 2025, compared to approximately 14 active hydraulic fracturing fleets during the three months ended June 30, 2024. Intersegment revenues, consisting of revenues derived from our wireline segment, totaled $28 thousand and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.
Wireline. Our wireline segment revenues decreased 2.5% or $1.2 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to decreased customer activity and customer pricing.
Cementing. Our cementing segment revenue decreased 10.6%, or $3.8 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which contributed $4.9 million in revenues during the three months ended June 30, 2024.
Cost of Services.    Cost of services decreased 4.8%, or $12.7 million, to $253.2 million for the three months ended June 30, 2025, as compared to $265.8 million during the three months ended June 30, 2024. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $13.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. As a percentage of hydraulic fracturing segment revenues, hydraulic fracturing cost of services was 76.8% for the three months ended June 30, 2025, as compared to 74.5% for the three months ended June 30, 2024 driven by customer price decreases and the impact of general cost inflation. The decrease in cost of services was partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $16.3 million increase in cost of services during the three months ended June 30, 2025.
Wireline. Our wireline segment cost of services increased $2.0 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 due to the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our hydraulic fracturing segment, totaled $28 thousand and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.
Cementing. Our cementing cost of services decreased 5.6%, or $1.6 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024.
General and Administrative Expenses.   General and administrative expenses decreased 7.8%, or $2.4 million, to $28.5 million for the three months ended June 30, 2025, as compared to $30.9 million for the three months ended June 30, 2024. The net decrease was primarily attributable to a $1.6 million decrease in professional fees and a $1.1 million decrease in transaction expenses, partially offset by a $0.3 million net increase in other general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $4.7 million, retention bonuses and severance expenses of $0.3 million and legal settlements of $0.2 million, partially offset by business acquisition contingent consideration adjustments of $0.1 million), general and administrative expenses were $23.4 million during the three months ended June 30, 2025, as compared to $25.1 million during the three months ended June 30, 2024.
Depreciation and Amortization.    Depreciation and amortization decreased 28.3%, or $17.1 million, to $43.3 million for the three months ended June 30, 2025, as compared to $60.4 million for the three months ended June 30, 2024. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets impaired in the third quarter of 2024, partially offset by the addition of AquaProp's operations in May 2024 which resulted in a $1.2 million increase in depreciation and amortization.

Loss on Disposal of Assets.    Loss on disposal of assets increased by $3.9 million, to $4.3 million for the three months ended June 30, 2025, as compared to $0.4 million for the three months ended June 30, 2024. The increase was primarily attributable to losses incurred during the three months ended June 30, 2025 from the sale of certain Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense decreased to $1.8 million for the three months ended June 30, 2025, as compared to $2.0 million for the three months ended June 30, 2024.
Other Income.    Other income was approximately $0.2 million for the three months ended June 30, 2025, compared to other income of $2.4 million for the three months ended June 30, 2024. Other income for the three months ended June 30, 2024 is primarily comprised of tax refunds of $1.7 million and a $0.7 million unrealized gain on short-term investment.
Income Taxes.    Total income tax expense was $2.4 million resulting in an effective tax rate of (49.6)% for the three months ended June 30, 2025, as compared to income tax expense of $3.6 million for the three months ended June 30, 2024. The change in income tax expense recorded during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax loss for 2025, as compared to the near break-even loss in 2024.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2025	2024	$	%
Revenue
Hydraulic Fracturing	$515,140	$580,928	$(65,788)	(11.3)%
Wireline	101,437	110,007	(8,570)	(7.8)%
Cementing	69,076	72,015	(2,939)	(4.1)%
All Other (1)	—	—	—	—%
Elimination of intersegment service revenue	(86)	(86)	—	—%
Total revenue	685,567	762,864	(77,297)	(10.1)%

Cost of services (2)
Hydraulic Fracturing	385,013	420,446	(35,433)	(8.4)%
Wireline	77,663	76,546	1,117	1.5%
Cementing	53,900	57,580	(3,680)	(6.4)%
All Other (1)	539	—	539	100.0%
Elimination of intersegment cost of services	(86)	(86)	—	—%
Total cost of services	517,029	554,486	(37,457)	(6.8)%

General and administrative expense (3)	56,122	59,136	(3,014)	(5.1)%
Depreciation and amortization (4)	91,990	119,065	(27,075)	(22.7)%
Loss on disposal of assets (4)	14,092	398	13,694	3,440.7%
Interest expense	3,541	3,994	(453)	(11.3)%
Other income, net	(3,138)	(3,809)	671	17.6%
Income tax expense	3,484	13,324	(9,840)	(73.9)%
Net income	$2,447	$16,270	$(13,823)	(85.0)%

Adjusted EBITDA (5)	$122,293	$159,456	$(37,163)	(23.3)%
Adjusted EBITDA Margin (5)	17.8%	20.9%	(3.1)%	(14.8)%

Hydraulic Fracturing segment results of operations:
Revenue	$515,140	$580,928	$(65,788)	(11.3)%
Cost of services	$385,013	$420,446	$(35,433)	(8.4)%
Adjusted EBITDA (6)	$120,323	$149,828	$(29,505)	(19.7)%
Adjusted EBITDA Margin (6)	23.4%	25.8%	(2.4)%	(9.3)%
(1)Represents our power generation services business.
(2)Exclusive of depreciation and amortization.
(3)Inclusive of stock-based compensation.
(4)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $9.3 million from loss on disposal of assets to depreciation for the six months ended June 30, 2024
(5)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(6)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues.    Revenues decreased 10.1%, or $77.3 million, to $685.6 million during the six months ended June 30, 2025, as compared to $762.9 million during the six months ended June 30, 2024. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 11.3%, or $65.8 million, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to decreased customer pricing, partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $38.8 million increase in revenues during the six months ended June 30, 2025 due to the impact of AquaProp's operations for the full six months ended June 30, 2025 compared to only 31 days of activity during the six months ended June 30, 2024. We operated approximately 14 active hydraulic fracturing fleets during the six months ended June 30, 2025 and 2024, respectively. Intersegment revenues, consisting of revenues derived from our wireline segment, totaled $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Wireline. Our wireline segment revenues decreased 7.8% or $8.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to decreased customer activity and customer pricing.
Cementing. Our cementing segment revenue decreased 4.1%, or $2.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which contributed $12.0 million in revenues during the six months ended June 30, 2024, partially offset by increases resulting from synergies gained with customers after the acquisition of Par Five Energy Services LLC.
Cost of Services.    Cost of services decreased 6.8%, or $37.5 million, to $517.0 million for the six months ended June 30, 2025, as compared to $554.5 million during the six months ended June 30, 2024. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Cost of services in our hydraulic fracturing segment decreased $35.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. As a percentage of hydraulic fracturing segment revenues, hydraulic fracturing cost of services was 74.7% for the six months ended June 30, 2025, as compared to 72.4% for the six months ended June 30, 2024 driven by customer price decreases and the impact of general cost inflation. The decrease in cost of services was partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $36.7 million increase in cost of services during the six months ended June 30, 2024.
Wireline. Our wireline segment cost of services increased $1.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 due to the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our hydraulic fracturing segment, totaled $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Cementing. Our cementing cost of services decreased 6.4%, or $3.7 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024.
General and Administrative Expenses.   General and administrative expenses decreased 5.1%, or $3.0 million, to $56.1 million for the six months ended June 30, 2025, as compared to $59.1 million for the six months ended June 30, 2024. The net decrease was primarily attributable to (i) a $2.6 million decrease in professional fees, (ii) a $1.1 million decrease in transaction expenses and (iii) a $0.7 million net decrease in other general and administrative expenses, partially offset by a $1.4 million increase in severance expense.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $8.1 million, retention bonuses and severance expenses of $2.0 million and legal settlements of $0.2 million, partially offset by business acquisition contingent consideration adjustments of $0.4 million), general and administrative expenses were $46.2 million during the six months ended June 30, 2025, as compared to $48.9 million during the six months ended June 30, 2024.
Depreciation and Amortization.    Depreciation and amortization decreased 22.7%, or $27.1 million, to $92.0 million for the six months ended June 30, 2025, as compared to $119.1 million for the six months ended June 30, 2024. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets impaired in the third quarter of 2024, partially offset by the addition of AquaProp's operations in May 2024 which resulted in a $2.7 million increase in depreciation and amortization.

Loss on Disposal of Assets.    Loss on disposal of assets increased by $13.7 million, to $14.1 million for the six months ended June 30, 2025, as compared to $0.4 million for the six months ended June 30, 2024. The increase was primarily attributable to losses incurred during the six months ended June 30, 2025 from the sale of certain Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense decreased to $3.5 million for the six months ended June 30, 2025, as compared to $4.0 million for the six months ended June 30, 2024. The decrease was primarily attributable to lower interest rates on outstanding borrowings under our revolving credit facility (the revolving credit facility, as may be amended, the "ABL Credit Facility") during the six months ended June 30, 2025 and a reduction in our finance lease obligation as a result of a payments.
Other Income.    Other income was approximately $3.1 million for the six months ended June 30, 2025, compared to other income of $3.8 million for the six months ended June 30, 2024. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income. Other income for the six months ended June 30, 2024 is primarily comprised of insurance reimbursements of $2.0 million, tax refunds of $1.7 million and a $0.1 million unrealized gain on short-term investment.
Income Taxes.    Total income tax expense was $3.5 million resulting in an effective tax rate of 58.7% for the six months ended June 30, 2025, as compared to income tax expense of $13.3 million or an effective tax rate of 45.0% for the six months ended June 30, 2024. The change in income tax expense recorded during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2025, as compared to 2024.

Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, (ii) operating cash flows and (iii) borrowings under our ABL Credit Facility (as defined below). See "Credit Facility and Other Financing Arrangements" below. In addition, on April 2, 2025, we entered into a financing arrangement (the "PROPWR Equipment Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy existing and future debt repayments. Our Borrowing Base (as defined below), under our ABL Credit Facility, as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of June 30, 2025 was $8.3 million, which does not include any restricted cash.
As of June 30, 2025, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $178.1 million, consisting of cash and cash equivalents of $74.8 million and $103.3 million of availability under our ABL Credit Facility.
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program previously authorized on May 17, 2023. As so extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. During the three and six months ended June 30, 2025, the Company made no share repurchases under the share repurchase program. As of June 30, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and to continue with our share repurchases under our share repurchase program or fund future business acquisitions. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers and the demand for our power generation services, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business, strategy or meet our future long-term liquidity requirements.
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $73.1 million during the three months ended June 30, 2025, as compared to $32.0 million during the three months ended June 30, 2024. The significant portion of our total capital expenditures incurred during the three months ended June 30, 2025 were for our PROPWR business line including $18.9 million of financed equipment purchases for this business and maintenance capital expenditures.

Our future material use of cash will be to fund our capital expenditures and to repay debt. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2025 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, purchase power generation equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements, planned conversions to lower emissions equipment and demand for our power generation services, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2025, we expect our capital expenditures to range between approximately $270 million to $310 million which includes approximately $100 million to $140 million for our completion services business and approximately $170 million for our PROPWR business. We entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total cost of $122.0 million. The total remaining commitment (after initial down payment and financed payments) under this arrangement as of June 30, 2025 was $84.8 million, which will be financed. Under this arrangement, we have incurred interim loans and term loans with outstanding amounts of $2.1 million and $16.8 million, respectively, as of June 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. We expect to receive the remaining equipment under this arrangement from the third quarter of 2025 through early 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR business line, with a total remaining commitment of approximately $96.8 million. We have received certain units of this equipment and expect to receive this equipment from the third quarter of 2025 through the second quarter of 2026. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, the PROPWR Equipment Loan Agreement and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into a sand purchase agreement with a supplier that will expire on December 31, 2025 with a remaining take-or-pay commitment of approximately $0.3 million. We also entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of June 30, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its first four FORCE® electric-powered hydraulic fracturing fleets and some of the equipment associated with its fifth fleet under these leases. We currently expect to receive the remaining equipment associated with the fifth fleet in the second half of 2025. The total estimated contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $93.4 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $22.7 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2025.
Cash and Cash Flows
The following table sets forth the historical cash flows for the six months ended June 30, 2025, and 2024:

(in thousands)
	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$108,903	$179,763
Net cash used in investing activities	$(68,524)	$(90,923)
Net cash used in financing activities	$(15,982)	$(55,308)
Operating Activities
Net cash provided by operating activities was $108.9 million for the six months ended June 30, 2025, compared to $179.8 million for the six months ended June 30, 2024. The net decrease of approximately $70.8 million was primarily due to lower net income adjusted for noncash expenses and the timing of our receivable collections from our customers and payments to our vendors.
Investing Activities
Net cash used in investing activities decreased to $68.5 million for the six months ended June 30, 2025, from $90.9 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $6.2 million increase in capital expenditures, partially offset by the acquisition of AquaProp which resulted in a $21.0 million net cash outflow for the six months ended June 30, 2024, a $6.8 million increase in proceeds from the sale of assets and a $0.8 million increase in proceeds from note receivable from sale of business.
The following table shows reconciles our capital expenditures paid to capital expenditures incurred for the periods indicated:

(in thousands)
	Six Months Ended June 30,
	2025	2024
Capital expenditures paid (1)	$78,044	$71,805
Less: Capital expenditures included in accounts payable and accrued liabilities - beginning of period	(14,695)	(21,603)
Add: Capital expenditures included in accounts payable and accrued liabilities - end of period	29,136	21,588
Add: Capital expenditures related to financed equipment purchases - end of period	18,910	—
Add: Capital expenditures financed by operating lease landlord - end of period	350	—
Capital expenditures incurred (1)	$111,745	$71,790
(1)    This table reconciles cash basis capital expenditures reported in the Company's condensed consolidated statements of cash flows to accrual basis capital expenditures reported in "Note 7. - Reportable Segment Information" and below.
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

(in thousands)
	Six Months Ended June 30,
	2025	2024
Reportable Segments:
Hydraulic Fracturing	$41,402	$61,619
Wireline	4,515	4,329
Cementing	4,914	5,842
All Other (1)	60,914	—
Total capital expenditures incurred	$111,745	$71,790
(1)    Represents our power generation services business.

Cash Flows From Financing Activities
Net cash used in financing activities decreased to $16.0 million for the six months ended June 30, 2025, from $55.3 million for the six months ended June 30, 2024. The net decrease was primarily driven by a $45.5 million decrease in share repurchases, partially offset by a $3.0 million increase in repayments of insurance financing, a $1.6 million increase in tax withholdings paid for net settlement of equity awards, a $0.7 million increase in payments of finance lease obligation, a $0.5 million increase in payment of excise tax on share repurchases and a $0.4 million increase in payment of debt issuance costs.
Credit Facility and Other Financing Arrangements
The Company is party to the ABL Credit Facility that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base limit), and matures on June 2, 2028.
The Borrowing Base as of June 30, 2025, was approximately $156.9 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
Effective April 2, 2025, PROPWR entered into a contractual arrangement with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of approximately $122.0 million. The total remaining commitment (after initial down payment and financed payments) under this arrangement as of June 30, 2025 was approximately $84.8 million, which will be financed. Under this arrangement, we have incurred interim loans and term loans with outstanding amounts of $2.1 million and $16.8 million, respectively, as of June 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." We expect to receive the remaining equipment under this arrangement from the third quarter of 2025 through early 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR business line, with a total remaining commitment of approximately $96.8 million as of June 30, 2025. We have received certain units of this equipment and expect to receive the remaining equipment from the third quarter of 2025 through the second quarter of 2026.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2025.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2025 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 13 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
ITEM 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
Changes in U.S. trade policy and the impact of tariffs and other trade measures may have a material adverse effect on our business and results of operations.
Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. Additionally, tariffs have been placed on the import of certain materials. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.
Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our material input costs and our costs to maintain our assets. It remains unclear to what extent, upon which countries, and upon which terms, tariffs may be levied. There remains uncertainty regarding the full scope of tariffs, if the tariffs will be increased, decreased or eliminated altogether, and to the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment.
The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs or uncertainty regarding such potential impacts, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate any negative impacts.
ITEM 2. Unregistered Sales or Purchases of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2025 to April 30, 2025	—	$—	—	$89,152,858
May 1, 2025 to May 31, 2025	—	$—	—	$89,152,858
June 1, 2025 to June 30, 2025	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
(1)In May 2025, the Board approved a further extension of the share repurchase program previously authorized on May 17, 2023. As so extended, the program permits the repurchase of up to $200 million of the Company's common stock through to December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws.
(2)The average price paid per share includes commissions.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1#	Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2025).
10.2*#	Form of ProPetro Holding Corp. Second Amended and Restated 2020 Long Term Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Directors).
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

Date:	July 31, 2025	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Financial and Accounting Officer)