Form 10-Q
period 2025-09-30
ProPetro Holding Corp.
filed 2025-10-30
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
One Marienfeld Place, 110 N. Marienfeld Street, Suite 300, Midland, Texas 79701
(Address of principal executive offices) (Zip Code)
(432) 688-0012
(Registrant’s telephone number, including area code)
Former address: 303 W. Wall Street, Suite 102, Midland, Texas 79701
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 24, 2025, was 103,982,181.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and given our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, fleet conversion strategy, power generation business and share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current presidential administration, a prolonged government shutdown, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States' trade policy, including the imposition of tariffs and the resulting consequences;
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
•our ability to successfully grow our new power generation business line;
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,541	$50,443
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	209,225	195,994
Inventories	15,917	16,162
Prepaid expenses	10,844	17,719
Short-term investment	10,126	7,849
Other current assets	6,712	4,054
Total current assets	319,365	292,221
PROPERTY AND EQUIPMENT - net of accumulated depreciation	762,238	688,225
OPERATING LEASE RIGHT-OF-USE ASSETS	112,209	132,294
FINANCE LEASE RIGHT-OF-USE ASSETS	15,196	30,713
OTHER NONCURRENT ASSETS:
Goodwill	920	920
Intangible assets - net of amortization	57,838	64,905
Other noncurrent assets	11,847	14,367
Total other noncurrent assets	70,605	80,192
TOTAL ASSETS	$1,279,613	$1,223,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,788	$92,963
Accrued and other current liabilities	47,718	70,923
Current maturities of long-term debt - net of debt issuance costs	8,242	—
Operating lease liabilities	43,207	39,063
Finance lease liabilities	17,125	19,317
Total current liabilities	254,080	222,266
DEFERRED INCOME TAXES	62,600	59,770
LONG-TERM DEBT - net of debt issuance costs and current maturities	86,904	45,000
NONCURRENT OPERATING LEASE LIABILITIES	46,519	58,849
NONCURRENT FINANCE LEASE LIABILITIES	—	13,187
OTHER LONG-TERM LIABILITIES	3,300	8,300
Total liabilities	453,403	407,372
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 103,982,181 and 102,994,958 shares issued, respectively	104	103
Additional paid-in capital	894,849	884,995
Accumulated deficit	(68,743)	(68,825)
Total shareholders’ equity	826,210	816,273
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,279,613	$1,223,645
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE - Service revenue	$293,916	$360,868	$979,483	$1,123,732
COSTS AND EXPENSES
Cost of services (exclusive of depreciation and amortization)	236,500	267,555	753,529	822,041
General and administrative expenses (inclusive of stock-based compensation)	22,496	26,556	78,618	85,692
Depreciation and amortization	41,660	56,635	133,650	175,700
Property and equipment impairment expense	—	188,601	—	188,601
Loss (gain) on disposal of assets	(674)	(187)	13,418	211
Total costs and expenses	299,982	539,160	979,215	1,272,245
OPERATING (LOSS) INCOME	(6,066)	(178,292)	268	(148,513)
OTHER INCOME (EXPENSE):
Interest expense	(2,110)	(1,939)	(5,651)	(5,933)
Other income, net	5,107	1,799	8,245	5,608
Total other income (expense), net	2,997	(140)	2,594	(325)
INCOME (LOSS) BEFORE INCOME TAXES	(3,069)	(178,432)	2,862	(148,838)
INCOME TAX BENEFIT (EXPENSE)	704	41,365	(2,780)	28,041
NET (LOSS) INCOME	$(2,365)	$(137,067)	$82	$(120,797)

NET LOSS PER COMMON SHARE:
Basic	$(0.02)	$(1.32)	$—	$(1.14)
Diluted	$(0.02)	$(1.32)	$—	$(1.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	103,974	104,121	103,733	106,314
Diluted	103,974	104,121	104,974	106,314

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2025	102,995	$103	$884,995	$(68,825)	$816,273
Stock-based compensation cost	—	—	3,337	—	3,337
Issuance of equity awards, net	789	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(2,723)	—	(2,723)
Net income	—	—	—	9,602	9,602
BALANCE - March 31, 2025	103,784	$104	$885,608	$(59,223)	$826,489
Stock-based compensation cost	—	—	4,733	—	4,733
Issuance of equity awards, net	184	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(94)	—	(94)
Net loss	—	—	—	(7,155)	(7,155)
BALANCE - June 30, 2025	103,968	$104	$890,247	$(66,378)	$823,973
Stock-based compensation cost	—	—	4,625	—	4,625
Issuance of equity awards, net	14	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(23)	—	(23)
Net loss	—	—	—	(2,365)	(2,365)
BALANCE - September 30, 2025	103,982	$104	$894,849	$(68,743)	$826,210

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

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82	$(120,797)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,650	164,027
Property and equipment impairment expense	—	188,601
Deferred income tax expense (benefit)	2,830	(29,224)
Amortization of deferred debt issuance costs	350	327
Stock-based compensation	12,695	12,975
Loss on disposal of assets	13,418	11,884
Unrealized (gain) loss on short-term investment	(2,277)	340
Business acquisition contingent consideration adjustments	(5,000)	(1,800)
Changes in operating assets and liabilities:
Accounts receivable	(13,231)	21,876
Other current assets	(2,315)	(480)
Inventories	246	962
Prepaid expenses	6,875	4,966
Accounts payable	10,941	(31,933)
Accrued and other current liabilities	(7,701)	(7,292)
Net cash provided by operating activities	150,563	214,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,084)	(112,449)
Business acquisition, net of cash acquired	—	(21,038)
Proceeds from sale of assets	9,674	2,884
Proceeds from note receivable from sale of business	1,385	—
Net cash used in investing activities	(111,025)	(130,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance lease obligations	(13,829)	(13,067)
Repayments of equipment financing term loans	(976)	—
Repayments of insurance financing	(4,510)	—
Payment of debt issuance costs	(754)	—
Tax withholdings paid for net settlement of equity awards	(2,840)	(1,377)
Share repurchases	—	(55,729)
Payment of excise tax on share repurchases	(531)	(444)
Net cash used in financing activities	(23,440)	(70,617)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,098	13,212
CASH AND CASH EQUIVALENTS - Beginning of period	50,443	33,354
CASH AND CASH EQUIVALENTS - End of period	$66,541	$46,566

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$50,509	$17,779
Equipment purchases financed and corresponding issuances of loans	$51,850	$—
Leasehold improvements financed by operating lease landlord	$350	$—
Business acquisition deferred cash consideration included in other current liabilities	$—	$3,664
Business acquisition contingent consideration included in other long-term liabilities	$—	$10,900
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
Our power generation arrangements involve providing turnkey power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers using mobile power generation equipment installed at customers’ sites. The Company evaluates whether the use of its power generation equipment installed at customers’ sites to provide power generation services represents a lease in accordance with FASB ASC Topic 842, Leases. As discussed further in "Note 12 - Leases", for power generation equipment installed at customers’ sites in conjunction with providing power

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
generation services, the Company accounts for lease and nonlease components of power generation arrangements as a single performance obligation and accounts for the combined component in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, since power generation services (nonlease components) represent the predominant component. The Company accounts for revenue earned in the form of variable consideration related to power generation output in accordance with the guidance on variable consideration in FASB ASC Topic 606. The Company recognizes its power services revenues over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual output of power produced. The Company recognizes revenue related to other ancillary services at a point-in-time, upon completion of the performance obligations.
The transaction price for each performance obligation for all our completion services and our power generation services is fixed per our contracts with our customers.
The Company assesses customers’ ability and intention to pay, which is based on a variety of factors including historical payment experience and financial condition. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers.
The table below shows a summary of accounts receivable:

(in thousands)
	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Amounts billed to customers - net of allowance for credit losses	$179,756	$148,783	$142,046	$181,610
Accrued revenue (unbilled receivable)	29,469	47,211	83,571	55,402
Total accounts receivable - net of allowance for credit losses	$209,225	$195,994	$225,617	$237,012

Transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations (1)	$27,727	$38,708	$24,185	$33,804
(1)The remaining performance obligation at September 30, 2025 is expected to be completed and recognized as revenue within one month following the current period balance sheet date. The remaining performance obligations at the remaining dates were recorded as revenue within one month following those dates.
Allowance for Credit Losses
As of September 30, 2025, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$236	$—	$236
Provision for credit losses during the period	—	—	—	—
Write-off during the period	—	—	—	—
Ending balance	$—	$236	$—	$236
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
The table below shows a summary our contract liabilities:

(in thousands)
	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash advances received from customer - outstanding balance (1)	$5,802	$11,823	$13,898	$19,190

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from cash advances balance outstanding at the beginning of period	$1,763	$1,609	$4,887	$4,926
(1)These balances are included in accrued and other current liabilities in our condensed consolidated balance sheets.
Change in Accounting Estimates
The Company plans to phase out its Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets ("Tier II Units") earlier than the original weighted average remaining useful life of this asset group in response to decreasing customer demand for and related pricing pressures on this asset group. Accordingly we shortened the remaining useful lives of those Tier II Units that currently have useful lives beyond 2027 to no longer than the end of 2027 to align with management's use and expected economic life. This change was made effective October 1, 2024. The net effect of this change was a $1.3 million increase in net loss, or $0.01 per basic and diluted share for the three months ended September 30, 2025 and a $0.2 million decrease in net income, or $0 per basic and diluted share for the nine months ended September 30, 2025.
Reclassification of Prior Period Presentation
Certain reclassifications have been made to prior period segment information to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income (loss) or cash flows from operating, investing and financing activities. The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.3 million and $11.7 million from loss on disposal of assets to depreciation for the three and nine months ended September 30, 2024. We have also reclassified business acquisition contingent consideration adjustments of $1.8 million from other income to general and administrative expenses for the three and nine months ended September 30, 2024 to conform to current period presentation.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization related to cost of services	$39,291	$54,382	$126,529	$170,259
Depreciation and amortization related to general and administrative expenses	2,369	2,253	7,121	5,441
Total depreciation and amortization	$41,660	$56,635	$133,650	$175,700
Income Taxes
Total income tax benefit was $0.7 million resulting in an effective tax rate of 22.9% for the three months ended September 30, 2025, as compared to income tax benefit of $41.4 million or an effective tax rate of 23.2% for the three months ended September 30, 2024. The change in income tax benefit recorded during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax loss for 2025, as compared to 2024. Total income tax expense was $2.8 million resulting in an effective tax rate of 97.1% for the nine months ended September 30, 2025, as compared to income tax benefit of $28.0 million or an effective tax rate of 18.8% for the nine months ended September 30, 2024. The change in income tax expense recorded during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2025, as compared to 2024.
On July 4, 2025, "An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, changes to limitations on deductions for interest expense and accelerated fixed asset depreciation. These provisions did not have a material impact on the Company's effective tax rate for the three and nine months ended September 30, 2025. The Company will continue to evaluate the potential impacts of the tax law changes as more information becomes available.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently assessing the impact of ASU 2024-03 and ASU 2025-01 on our condensed consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this ASU for our fiscal year beginning on January 1, 2026, and we do not expect it to have a material effect on our condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the guidance for capitalization of internal-use software development costs by removing all references to software development project stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We do not expect to early adopt ASU No. 2025-06. We are currently assessing the impact of this ASU on our condensed consolidated financial statements.
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
The acquisition of AquaProp also included a contingent consideration arrangement that requires additional consideration to be paid by the Company to the seller based on the amount of wet sand delivered during a 30-month period following the delivery of the first additional spread, attributable to the five additional equipment spreads described above. Amounts are payable under the earnout arrangement if the Company reaches certain delivery thresholds (in tons) of wet sand using the specific equipment provided by the seller or by other parties. As of September 30, 2025, the delivery of the first additional spread has not yet occurred. The range of the undiscounted amounts the Company could be obligated to pay under the contingent consideration agreement is between $0 and $12.5 million. The fair value of the contingent consideration for the business combination recognized at the acquisition date of $10.9 million was estimated by applying the probability-weighted expected return method for the different scenarios that may occur based on the amount of additional equipment delivered by the seller, at the request of the Company, and the amount of wet sand expected to be delivered by such equipment. The fair value measurement of the contingent consideration is based on significant inputs not observable in the market, and thus represent Level 3 measurements. The contingent consideration payable will be adjusted to estimated fair value at the end of each subsequent reporting period until the contingencies are resolved and consideration payments are made. The estimated fair value of the contingent consideration payable was $3.3 million at September 30, 2025, resulting in a $5.0 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. The decrease in the estimated contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended September 30, 2025.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of September 30, 2025 and December 31, 2024 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
September 30, 2025:
Short-term investment	$10,126	$10,126	$—	$—	$2,277
Business acquisition contingent consideration payable	$3,300	$—	$—	$3,300	$5,000
December 31, 2024:
Short-term investment	$7,849	$7,849	$—	$—	$105
Business acquisition contingent consideration payable	$8,300	$—	$—	$8,300	$2,600

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
Short-term investment— On September 1, 2022, the Company received 2.6 million common shares of STEP Energy Services Ltd. ("STEP") with an estimated fair value of $11.8 million as part of the consideration for the sale of our coiled tubing assets to STEP. The shares were treated as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and are shown under current assets in our condensed consolidated balance sheets. As of September 30, 2025, the fair value of the short-term investment was estimated at $10.1 million. The fluctuation in stock price resulted in an unrealized gain of $2.0 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. The fluctuation in stock price resulted in an unrealized loss of $0.4 million and $0.3 million for the three and nine months ended September 30, 2024. Included in the unrealized gain for the three and nine months ended September 30, 2025 was a loss of $0.2 million and a gain of $0.2 million respectively, resulting from non-cash foreign currency translation. Included in the unrealized loss for the three and nine months ended September 30, 2024 was a gain of $0.1 million and a loss of $0.1 million resulting from non-cash foreign currency translation. The unrealized gain and loss resulting from stock price fluctuation and the unrealized gain and loss resulting from non-cash foreign currency translation are included in other income (expense) in our condensed consolidated statements of operations.
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is shown under other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of September 30, 2025, the estimated fair value of the contingent consideration payable was $3.3 million resulting in a $5.0 million decrease from December 31, 2024. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
	September 30, 2025	December 31, 2024
Business acquisition contingent consideration payable - opening balance	$8,300	$—
Addition	—	10,900
Decrease in estimated fair value (1)	(5,000)	(2,600)
Business acquisition contingent consideration payable - closing balance	$3,300	$8,300
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended September 30, 2025 and the year ended December 31, 2024.
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
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property and equipment and other assets to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded an impairment expense of approximately $188.6 million related to a decline in the marketability of its Tier II Units.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Fair Value Measurements (Continued)
There were no additions to goodwill during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company added $3.1 million of goodwill to our hydraulic fracturing operating segment related to the AquaProp Acquisition. The Company subsequently made a measurement period adjustment to recognize favorable contracts as intangible assets of $2.2 million and decrease goodwill by $2.2 million. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at September 30, 2025 and December 31, 2024. There were no goodwill impairment losses during the three and nine months ended September 30, 2025 and 2024, respectively. We conducted our annual impairment test of goodwill in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, as of December 31, 2024 and determined that the goodwill in our wireline operating segment and reporting unit with a carrying value of $23.6 million was fully impaired.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three months ended September 30, 2025 or 2024.
Note 5 - Intangible Assets
Intangible assets consist of customer relationships, trademark/trade names, and favorable contracts. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software will be amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net income for the three and nine months ended September 30, 2025 was $2.4 million and $7.1 million, respectively. Amortization expense included in net income for the three and nine months ended September 30, 2024 was $2.2 million and $5.4 million, respectively. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	September 30, 2025	December 31, 2024
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	81	60
Total intangible assets acquired	79,491	79,470

Accumulated amortization:
Trademark/trade name	(3,265)	(2,390)
Customer relationships	(17,696)	(11,883)
Favorable contracts	(667)	(292)
Amortization of Software	(25)	—
Total accumulated amortization	(21,653)	(14,565)

Intangible assets — net	$57,838	$64,905

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
Remainder of 2025	$2,361
2026	9,441
2027	9,315
2028	9,301
2029	9,077
2030 and beyond	18,343
Total	$57,838
The average amortization period for our remaining intangible assets is approximately 6.5 years.
Note 6 - Interim and Long-Term Debt
Asset-Based Loan Credit Facility
The Company is party to an amended and restated revolving credit facility (as may be amended, "ABL Credit Facility") that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base (as defined below) limit), and matures on June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of September 30, 2025, was approximately $144.6 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under a financing arrangement.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the nine months ended September 30, 2025, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 6.40%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we had borrowings outstanding under our ABL Credit Facility of $45.0 million and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $8.6 million under the ABL Credit Facility, we had approximately $91.1 million available for borrowing under our ABL Credit Facility as of September 30, 2025.
Equipment Financing Arrangement
On April 2, 2025, we entered into a financing arrangement (the “PROPWR Equipment Loan Agreement”) to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, under which the lender (an affiliate of the equipment manufacturer) will fund progress payments beyond the initial down payment on the equipment for a maximum total amount of $103.7 million and

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Interim and Long-Term Debt (Continued)
provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the PROPWR Equipment Loan Agreement. For the nine months ended September 30, 2025, the weighted average interest rate on our interim loans and term loans was 7.33% and 7.49%, respectively.
The debt issuance costs relating to our interim and term loans are presented as a deduction from the carrying amount of the loans in the condensed consolidated balance sheets. As of September 30, 2025, we had no interim loans outstanding and had term loans outstanding of $50.9 million. Interim loans, net of debt issuance costs, are presented as interim debt within current liabilities in our condensed consolidated balance sheet as of September 30, 2025. Current maturities of term loans, net of debt issuance costs, are presented as current maturities of long term debt within current liabilities and long-term portion of term loans, net of debt issuance costs, is presented in long-term debt, respectively, in our condensed consolidated balance sheet as of September 30, 2025. The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. The repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
The fair values of the ABL Credit Facility, the interim loans and the term loans approximate their carrying values.
Total debt consisted of the following:

(in thousands)
	September 30, 2025	December 31, 2024
ABL Credit Facility	$45,000	$45,000
Equipment financing interim loans	—	—
Equipment financing term loans	50,874	—
Total debt	95,874	45,000
Less: debt issuance costs, net of amortization	(728)	—
Total debt, net of debt issuance costs	95,146	45,000
Less: interim debt (current), net of debt issuance costs	—	—
Less: current maturities of long-term debt, net of debt issuance costs	(8,242)	—
Total long-term debt, net of debt issuance costs	$86,904	$45,000
Maturities of total debt (minimum annual principal payments required) as of September 30, 2025 are as follows:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Interim and Long-Term Debt (Continued)

(in thousands)
Year	ABL Credit Facility	Equipment Financing Term Loans
Remainder of 2025	$—	$1,465
2026	—	9,328
2027	—	10,049
2028	45,000	10,825
2029	—	11,661
2030	—	7,546
Total	$45,000	$50,874
In October 2025, a term loan for $5.2 million was incurred under the PROPWR Equipment Loan Agreement related to a lender-funded payment on equipment.
Note 7 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: hydraulic fracturing (inclusive of acidizing and wet sand solutions), wireline, cementing and power generation which began revenue-generating activities during the three months ended September 30, 2025. These operating segments represent how the CODM evaluates performance and allocates resources. Our CODM is a group comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Commercial Officer.
Our Hydraulic Fracturing, Wireline, Cementing and Power Generation operating segments meet the criteria of a reportable segment. Prior to the third quarter of 2025, our Power Generation segment did not meet the quantitative thresholds for a reportable segment and prior to the fourth quarter of fiscal year 2024, our cementing segment did not meet the quantitative thresholds for a reportable segment. Accordingly, they were shown in the "All Other" category. Effective as of the third quarter of 2025 and the fourth quarter of 2024, power generation and cementing, respectively, are shown as reportable segments since they meet the criteria of a reportable segment per FASB ASC Topic 280, Segment Reporting. Additionally, our corporate administrative activities do not involve business activities from which they may earn revenues. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Prior period segment information has been revised to conform to our current presentation.
The Company manages and assesses a performance of a reportable segment by its Adjusted EBITDA (earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense, business acquisition contingent consideration adjustments, other income or expense, gain or loss on disposal of assets and other unusual or nonrecurring expenses or income such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements).

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$210,190	$52,172	$31,637	$157	$(240)	$293,916
Cost of service - labor	$44,035	$13,173	$6,750	$1,049	$—	$65,007
Cost of service - expendables	$30,537	$14,793	$15,497	$—	$(240)	$60,587
Cost of service - other direct costs	$96,218	$10,580	$2,630	$1,478	$—	$110,906
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,007	$2,734	$1,169	$1,777	$—	$9,687
Adjusted EBITDA for reportable segments	$35,393	$10,892	$5,591	$(4,147)	$—	$47,729
Depreciation and amortization	$33,640	$5,774	$2,064	$167	$15	$41,660
Capital expenditures incurred	$17,608	$1,763	$231	$78,751	$—	$98,353
Goodwill September 30, 2025	$920	$—	$—	$—	$—	$920
Total assets September 30, 2025	$834,686	$161,330	$66,554	$140,839	$76,204	$1,279,613

	Three Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$274,138	$47,958	$38,920	$—	$(148)	$360,868
Cost of service - labor	$59,609	$13,043	$8,758	$—	$—	$81,410
Cost of service - expendables	$40,217	$13,254	$16,888	$—	$(148)	$70,211
Cost of service - other direct costs	$102,775	$9,862	$3,297	$—	$—	$115,934
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$5,371	$2,605	$988	$—	$—	$8,964
Adjusted EBITDA for reportable segments	$66,166	$9,194	$8,989	$—	$—	$84,349
Depreciation and amortization (1)	$49,088	$5,260	$2,264	$—	$23	$56,635
Property and equipment impairment expense (2)	$188,601	$—	$—	$—	$—	$188,601
Capital expenditures incurred	$33,465	$1,757	$1,575	$—	$38	$36,835
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$725,330	$153,609	$100,713	$157	$(326)	$979,483
Cost of service - labor	$151,788	$40,589	$22,754	$1,185	$—	$216,316
Cost of service - expendables	$108,786	$45,607	$47,251	$—	$(326)	$201,318
Cost of service - other direct costs	$295,229	$30,013	$8,772	$1,881	$—	$335,895
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$13,810	$8,180	$3,629	$4,179	$—	$29,798
Adjusted EBITDA for reportable segments	$155,717	$29,220	$18,307	$(7,088)	$—	$196,156
Depreciation and amortization	$110,575	$16,809	$6,024	$184	$58	$133,650
Capital expenditures incurred	$59,010	$6,278	$5,145	$139,665	$—	$210,098
Goodwill September 30, 2025	$920	$—	$—	$—	$—	$920
Total assets September 30, 2025	$834,686	$161,330	$66,554	$140,839	$76,204	$1,279,613

	Nine Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$855,066	$157,966	$110,935	$—	$(235)	$1,123,732
Cost of service - labor	$178,387	$40,988	$27,385	$—	$—	$246,760
Cost of service - expendables	$116,899	$43,063	$48,235	$—	$(235)	$207,962
Cost of service - other direct costs	$327,761	$28,655	$10,903	$—	$—	$367,319
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$16,024	$8,573	$3,979	$—	$—	$28,576
Adjusted EBITDA for reportable segments	$215,995	$36,687	$20,433	$—	$—	$273,115
Depreciation and amortization (1)	$153,494	$15,304	$6,821	$—	$81	$175,700
Property and equipment impairment expense (2)	$188,601	$—	$—	$—	$—	$188,601
Capital expenditures incurred	$95,084	$6,086	$7,417	$—	$38	$108,625
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.3 million and $11.7 million from loss on disposal of assets to depreciation for the three and nine months ended September 30, 2024, respectively.
(2)Represents noncash impairment expense on our Tier II Units.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service Revenue
Hydraulic Fracturing	$210,190	$274,138	$725,330	$855,066
Wireline	52,172	47,958	153,609	157,966
Cementing	31,637	38,920	100,713	110,935
Power Generation	157	—	157	—
Total service revenue for reportable segments	294,156	361,016	979,809	1,123,967
Elimination of intersegment service revenue	(240)	(148)	(326)	(235)
Total consolidated service revenue	$293,916	$360,868	$979,483	$1,123,732

Cost of Services
Hydraulic Fracturing - labor	$44,035	$59,609	$151,788	$178,387
Hydraulic Fracturing - expendables	30,537	40,217	108,786	116,899
Hydraulic Fracturing - other direct costs	96,218	102,775	295,229	327,761
Wireline - labor	13,173	13,043	40,589	40,988
Wireline - expendables	14,793	13,254	45,607	43,063
Wireline - other direct costs	10,580	9,862	30,013	28,655
Cementing - labor	6,750	8,758	22,754	27,385
Cementing - expendables	15,497	16,888	47,251	48,235
Cementing - other direct costs	2,630	3,297	8,772	10,903
Power Generation - labor	1,049	—	1,185	—
Power Generation - expendables	—	—	—	—
Power Generation - other direct costs	1,478	—	1,881	—
Total cost of services for reportable segments	236,740	267,703	753,855	822,276
Elimination of intersegment cost of services	(240)	(148)	(326)	(235)
Total consolidated cost of services	$236,500	$267,555	$753,529	$822,041

General and Administrative Expenses
Hydraulic Fracturing	$4,007	$5,371	$13,810	$16,024
Wireline	2,734	2,605	8,180	8,573
Cementing	1,169	988	3,629	3,979
Power Generation	1,777	—	4,179	—
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	9,687	8,964	29,798	28,576
Unallocated corporate administrative expenses	12,565	13,219	38,699	42,529
Stock-based compensation	4,625	4,615	12,695	12,975
Business acquisition contingent consideration adjustments	(4,600)	(1,800)	(5,000)	(1,800)
Other general and administrative expense	19	346	184	1,517
Retention bonus and severance expense	200	1,212	2,242	1,895
Total consolidated general and administrative expenses	$22,496	$26,556	$78,618	$85,692

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 - Reportable Segment Information (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Hydraulic Fracturing	$35,393	$66,166	$155,717	$215,995
Wireline	10,892	9,194	29,220	36,687
Cementing	5,591	8,989	18,307	20,433
Power Generation	(4,147)	—	(7,088)	—
Total Adjusted EBITDA for reportable segments	47,729	84,349	196,156	273,115
Unallocated corporate administrative expenses	(12,565)	(13,219)	(38,699)	(42,529)
Depreciation and amortization (1)	(41,660)	(56,635)	(133,650)	(175,700)
Property and equipment impairment expense (2)	—	(188,601)	—	(188,601)
Interest expense	(2,110)	(1,939)	(5,651)	(5,933)
Income tax benefit (expense)	704	41,365	(2,780)	28,041
Gain (loss) on disposal of assets (1)	674	187	(13,418)	(211)
Stock-based compensation	(4,625)	(4,615)	(12,695)	(12,975)
Business acquisition contingent consideration adjustments	4,600	1,800	5,000	1,800
Other income, net (3)	5,107	1,799	8,245	5,608
Other general and administrative expense, net	(19)	(346)	(184)	(1,517)
Retention bonus and severance expense	(200)	(1,212)	(2,242)	(1,895)
Net (loss) income	$(2,365)	$(137,067)	$82	$(120,797)

			September 30, 2025	December 31, 2024
Assets
Hydraulic Fracturing			$834,686	$961,485
Wireline			161,330	156,349
Cementing			66,554	73,935
Power Generation			140,839	—
Total assets for reportable segments			1,203,409	1,191,769
Unallocated corporate assets			76,204	31,876
Total assets			$1,279,613	$1,223,645
(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.3 million and $11.7 million from loss on disposal of assets to depreciation for the three and nine months ended September 30, 2024, respectively.
(2)Represents noncash impairment expense on our Tier II Units.
(3)Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million. Other income for the three months ended September 30, 2024 is primarily comprised of tax refunds (net of advisory fees) totaling $1.8 million. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds (net of advisory fees) totaling $3.6 million and insurance reimbursements of $2.0 million.
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
The table below shows the calculations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(2,365)	$(137,067)	$82	$(120,797)

Denominator
Denominator for basic income per share	103,974	104,121	103,733	106,314
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	—	—	403	—
Dilutive effect of restricted stock units	—	—	838	—
Denominator for diluted income per share	103,974	104,121	104,974	106,314

Basic (loss) income per common share	$(0.02)	$(1.32)	$—	$(1.14)
Diluted (loss) income per common share	$(0.02)	$(1.32)	$—	$(1.14)
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income per common share for the three and nine months ended September 30, 2025 and 2024 because they will be anti-dilutive to the calculation of diluted net income per common share:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	160	179	166	179
Restricted stock units	3,317	3,243	1,203	3,243
Performance share units	1,549	1,381	415	1,381
Total	5,026	4,803	1,784	4,803
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Share Repurchase Program (Continued)
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three and nine months ended September 30, 2025, the Company made no share repurchases under the share repurchase program and had no accruals for the share repurchase excise tax as of September 30, 2025. As of September 30, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
Note 10 - Stock-Based Compensation
Stock Options
There were no new stock option grants during the nine months ended September 30, 2025. As of September 30, 2025, there was no aggregate intrinsic value for our outstanding or exercisable stock options because the closing stock price as of September 30, 2025 was below the cost to exercise these options. No stock options were exercised during the nine months ended September 30, 2025. The weighted average remaining contractual term for the outstanding and exercisable stock options as of September 30, 2025 was approximately 1.5 years.
A summary of the stock option activity for the nine months ended September 30, 2025 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	179	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(18)	$14.00
Outstanding at September 30, 2025	161	$14.00
Exercisable at September 30, 2025	161	$14.00
Restricted Stock Units
On May 11, 2023, the Company's stockholders approved the Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan"), which had been previously approved by the Board and replaced the ProPetro Holding Corp. 2020 Long Term Incentive Plan.
During the nine months ended September 30, 2025, we granted 1,661,242 RSUs to employees, officers and directors pursuant to the A&R 2020 Incentive Plan, which generally vest ratably over a three-year vesting period in the case of awards to employees and officers, and generally vest in full after one year, in the case of awards to directors. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2025, the total unrecognized compensation expense for all RSUs was approximately $15.9 million, and is expected to be recognized over a weighted average period of approximately 1.6 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 - Stock-Based Compensation (Continued)
The following table summarizes RSUs activity during the nine months ended September 30, 2025 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	3,001	$8.54
Granted	1,661	$7.06
Vested	(1,107)	$8.80
Forfeited	(238)	$7.87
Canceled	—	$—
Outstanding at September 30, 2025	3,317	$7.76
Performance Share Units
During the nine months ended September 30, 2025, we granted 646,902 PSUs to certain key employees and officers as new awards under the A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the A&R 2020 Incentive Plan administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock or amount of cash on the day immediately preceding the settlement date. The actual number of shares of common stock that may be issued under the PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group, generally at the end of a three year period. In addition to the TSR conditions, vesting of the PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. Compensation expense is recorded ratably over the corresponding requisite service period. The grant date fair value of PSUs is determined using a Monte Carlo simulation. Grant recipients do not have any shareholder rights until performance relative to the peer group has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the nine months ended September 30, 2025 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2025	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2025
2022	301	—	(220)	(81)	—
2023	431	—	—	(61)	370
2024	633	—	—	(101)	532
2025	—	647	—	—	647
Total	1,365	647	(220)	(243)	1,549
Weighted Average Fair Value Per Share	$12.77	$9.04	$19.99	$13.71	$10.04
The total stock-based compensation expense for the nine months ended September 30, 2025 and 2024 for all stock awards was $12.7 million and $13.0 million, respectively, and the associated tax benefit related thereto was $2.7 million and $2.7 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2025 was approximately $23.0 million, and is expected to be recognized over a weighted average period of approximately 1.5 years.
Note 11 - Related-Party Transactions
Operations and Maintenance Yards
The Company previously rented three yards from an entity in which a director of the Company has an equity interest, and incurred rent expense of $18 thousand, $0.1 million and $0.1 million, respectively during the nine months ended September 30, 2025.

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
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $79.4 million and $223.7 million for the three and nine months ended September 30, 2025. Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for $55.6 million and $98.1 million for the three and nine months ended September 30, 2024. Revenue from services provided to Pioneer prior to its merger with ExxonMobil accounted for approximately $6.8 million of our total revenue during the nine months ended September 30, 2024.
As of September 30, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $69.1 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2024, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $70.8 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. The note receivable is considered subordinated financial support to Big 4 and represents a variable interest to the Company in Big 4. See "Note 14. Variable Interest Entity" for the carrying value of the note receivable as of September 30, 2025. We recorded interest income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, which is included in our condensed consolidated statement of operations under other income (expense). Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 12 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets worth of equipment (the “Electric Fleet Leases”), facilities and office spaces. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate change. We assumed two leases for facilities as part of our acquisition of Silvertip Completion Services Operating, LLC on November 1, 2022. Our operating leases have remaining lease terms of approximately 1.2 years to 4.9 years as of September 30, 2025. Our operating leases have renewal options ranging from none to three renewal options of up to one year each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
However, in management's judgment the exercise of neither the renewal options nor the purchase options are reasonably assured for any lease. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office spaces are included in our Wireline and Power Generation reportable segments and our corporate administrative function.
Our total operating lease right-of-use assets were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets - cost	$203,304	$182,130
Operating lease right-of-use assets - accumulated amortization	(91,095)	(49,836)
Operating lease right-of-use assets - net	$112,209	$132,294
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
Our total finance lease right-of-use assets were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Finance lease right-of-use assets - cost	$53,292	$54,842
Finance lease right-of-use assets - accumulated amortization	(38,096)	(24,129)
Finance lease right-of-use assets - net	$15,196	$30,713

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)
Lease Costs
The components of lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$15,731	$12,884	$46,600	$33,845

Finance lease cost:
Amortization of right-of-use assets	4,559	4,849	13,967	14,117
Interest on lease liabilities	369	704	1,335	2,272
Total finance lease cost	4,928	5,553	15,302	16,389

Variable lease cost	1,152	1,107	3,180	2,526
Short-term lease cost	119	214	506	657
Short-Term Leases
We elected the practical expedient option, consistent with FASB ASC Topic 842, Leases, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of FASB ASC Topic 360, Property, Plant, and Equipment, to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0.0 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets cost related to our Electric Fleet Leases. The Company incurred initial direct costs of approximately $4.3 million and $24.3 million during the three and nine months ended September 30, 2024, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$34,205	$23,929
Operating cash flows from finance lease	1,335	2,272
Financing cash flows from finance lease	13,829	13,067
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	29,184	53,071
Finance lease	$—	$2,230
(1)During the nine months ended September 30, 2025 and 2024, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases. During the nine months ended September 30, 2025, we also recorded noncash operating lease obligations arising from obtaining right-of-use assets related to office leases for our corporate headquarters and our power generation segment.
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 - Leases (Continued)

	September 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	2.4 years	2.4 years
Finance leases	0.9 years	1.6 years
Weighted average discount rate:
Operating leases	6.6%	7.0%
Finance leases	7.3%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of September 30, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2025	$11,951	$4,968
2026	47,426	12,768
2027	23,545	—
2028	12,122	—
2029	1,150	—
2030	741	—
Total undiscounted future lease payments	96,935	17,736
Less: amount representing interest	(7,209)	(611)
Present value of future lease payments (lease obligation)	$89,726	$17,125
Lessor Accounting
We elected to apply the lessor practical expedient for our power generation equipment class of assets, which allows us to choose not to separate nonlease components from lease components and, instead, account for each separate lease component and the nonlease components associated with that lease component as a single component if the nonlease components otherwise would be accounted for under FASB ASC Topic 606, and both (1) the timing and pattern of transfer for the lease component and nonlease components associated with that lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease in accordance with ASC 842-10-25 paragraphs 2 through 3A. The Company’s power generation service arrangements involve the use of its power generation equipment installed at customers’ sites to provide turnkey power generation services. The lease and nonlease components of these arrangements meet both conditions and the power generation services (nonlease components) represent the predominant component of these arrangements. Accordingly, the Company accounts for the revenue from these arrangements in accordance with FASB ASC Topic 606.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total remaining commitment (after our initial down payment and financed payments) of $116.4 million, of which $51.9 million will be financed. Under the corresponding equipment financing arrangement, we have incurred interim loans and term loans with outstanding amounts of $0 and $50.9 million, respectively, as of September 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." We expect to receive the remaining equipment under these arrangements from the fourth quarter of 2025 through late 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation, auxiliary equipment and battery energy storage solution equipment for our PROPWR business line, with a total remaining commitment of approximately $81.2 million. We expect to receive the remaining equipment under these arrangements from the fourth quarter of 2025 through early 2027.
We entered into the Electric Fleet Leases, which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its five FORCE® electric-powered hydraulic fracturing fleets under these leases. The total estimated remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $88.9 million. We also entered into the Power Equipment Lease. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $17.7 million.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a certain percentage of our sand requirements from our customers or in certain situations based on predetermined fixed minimum volumes, otherwise certain penalties (shortfall fees) may be charged. The shortfall fee represents liquidated damages and is either a fixed percentage of the purchase price for the minimum volumes or a fixed price per ton of unpurchased volumes. Our agreements with the Sand Suppliers expire on December 31, 2025. We had no take-or-pay commitments with our Sand Suppliers as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, no shortfall fee was recorded.
As of September 30, 2025, the Company had issued letters of credit of approximately $8.6 million under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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
The Company is self-insured up to $10 million per occurrence for certain losses. No accrual was recorded in our financial statements in connection with this self-insurance strategy because the occurrence of fire and/or explosion cannot be reasonably estimated.
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of September 30, 2025, the audit was substantially complete and the Company accrued for an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. As of September 30, 2025, the audit was nearing completion and the Company accrued for an estimated settlement expense of $0.8 million.

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
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4, which is solely owned by a former employee, as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable is secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from the entity. The note receivable is to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029. We evaluated our note receivable from Big 4 for VIE considerations in accordance with FASB ASC Topic 810, Consolidation. The Company holds a variable interest in Big 4 and Big 4 is a VIE due to its lack of sufficient equity to finance its operations without additional subordinated financial support. The note receivable from Big 4 is considered subordinated financial support from the Company and represents a variable interest to the Company in Big 4. Assets and liabilities related to the Company’s variable interest in Big 4 included in the Company’s condensed consolidated balance sheets are limited to the unpaid balance of the note receivable and any accrued interest. The Company’s maximum exposure to loss as a result of its involvement with Big 4 is also limited to the unpaid balance of the note receivable and any accrued interest. The consolidation of Big 4 is not required as the Company is not the primary beneficiary of this VIE as we do not have the power to direct the activities that most significantly impact Big 4’s economic performance. We consider such activities to include performing customer contract obligations, maintaining and establishing customer relationships, and managing costs, among other operational activities. We do not have any control over such activities. Such power is held by Big 4’s sole owner. We account for the note receivable (our variable interest) at amortized cost. At September 30, 2025 and December 31, 2024, the carrying value of the note receivable including interest was $11.6 million and $13.2 million, respectively. Of the carrying value of the note receivable at September 30, 2025 and December 31, 2024, the amount collectible in one year was $2.3 million and $2.1 million, respectively, which is included in our condensed consolidated balance sheets under other current assets. The amount collectible beyond one year as of September 30, 2025 and December 31, 2024 was $9.3 million and $11.1 million, respectively, and is included in our condensed consolidated balance sheets under other non-current assets.
Note 15 - Subsequent Event
In October 2025, the Company sold its investment in 2.6 million common shares of STEP for $9.4 million. This investment had a carrying value of $10.1 million at September 30, 2025 and was presented as a short-term investment within current assets in our condensed consolidated balance sheets.

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
Our operating segments comprise hydraulic fracturing, wireline, cementing and power generation. Our completion services include hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 71.5% of our total revenues and operations as of September 30, 2025. Our total available hydraulic horsepower ("HHP") as of September 30, 2025, was 1,287,000 HHP, which was comprised of 445,000 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment and 530,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet (the "Electric Fleet Leases") and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP. As of September 30, 2025, we have received 312,000 HHP of FORCE® electric-powered equipment representing five fleets. We currently have 27 wireline units and 29 cementing units.
In the fourth quarter of fiscal year 2024, we formed a new subsidiary, ProPetro Energy Solutions, LLC, ("PROPWR") to provide power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers. This subsidiary represents our power generation reportable segment, which began revenue generating activities during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we entered into contractual arrangements with equipment manufacturers to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets, auxiliary equipment and battery energy storage solution equipment. We have received certain units of this equipment and expect to receive the remaining units from the fourth quarter of 2025 through early 2027. The total capacity of equipment under these contractual arrangements including equipment received through September 30, 2025 is approximately 360 megawatts.
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
Our Hydraulic Fracturing, Wireline, Cementing and Power Generation operating segments meet the criteria of a reportable segment. Prior to the third quarter of 2025, our Power Generation segment did not meet the quantitative thresholds for a reportable segment and prior to the fourth quarter of fiscal year 2024, our cementing segment did not meet the quantitative thresholds for a reportable segment. Accordingly, they were shown in the "All Other" category. Effective as of the third quarter of 2025 and the fourth quarter of 2024, power generation and cementing, respectively, are shown as reportable segments since they meet the criteria of a reportable segment. Additionally, our corporate administrative activities do not involve business activities from which they may earn revenues. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, see "Note 7 - Reportable Segment Information."
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
The geopolitical and macroeconomic consequences of military action in the Middle East, the Russian invasion of Ukraine, including the associated sanctions, and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. More recently, the West Texas Intermediate ("WTI") average crude oil price declined to approximately $64 per barrel in September 2025 in response to tariff policies implemented by the U.S. government, an anticipated increase in global supply of crude oil and concerns of a potential global recession resulting from high inflation, interest rates, impacts of tariff policies on supply chains and increased costs as whole. Additionally, we have recently experienced a decrease in the Permian Basin rig count to 304 at the end of 2024 and a further decrease to 251 at the end of September 2025, which resulted in a reduction in the demand for completion services and pressure on pricing of our services.
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
Government regulations and investors are demanding the oil and gas industry, including upstream and energy service companies, transition to a lower emissions operating environment. As a result, we are working with our customers and equipment manufacturers to transition our equipment to a lower emissions profile. Currently, a number of lower emission solutions for pumping equipment, including Tier IV DGB dual-fuel, FORCE® electric, direct drive gas turbine and other technologies have been developed, and we expect additional lower emission solutions will be developed in the future. We are continually evaluating these technologies and other investment and acquisition opportunities that would support our existing and new customer relationships. The transition to lower emissions equipment is quickly evolving and has been and will be capital intensive. Over time, we plan to replace our conventional Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets ("Tier II Units") with lower emissions equipment. We have transitioned our hydraulic fracturing equipment portfolio from approximately 60% lower emissions equipment in 2023, 70% in 2024, and approximately 75% as of September 30, 2025. To the extent any of our customers have certain expectations or requirements with respect to emissions reductions from their contractors, if we are unable to continue to quickly transition to lower emissions equipment, the demand for our services could be adversely impacted.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin as important indicators of performance. We define EBITDA as our earnings, before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. We define Adjusted EBITDA as EBITDA, plus (i) loss/(gain) on disposal of assets, (ii) stock-based compensation, (iii) business acquisition contingent consideration adjustments, (iv) other expense/(income), (v) other unusual or nonrecurring (income)/expenses such as impairment expenses, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements and (vi) retention bonuses and severance. Adjusted EBITDA margin reflects our Adjusted EBITDA as a percentage of our revenues.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$210,190	$52,172	$31,637	$157	$(240)	$293,916
Adjusted EBITDA	$35,393	$10,892	$5,591	$(4,147)	$(12,565)	$35,164
Depreciation and amortization	$33,640	$5,774	$2,064	$167	$15	$41,660
Operating lease expense on FORCE® fleets (1)	$14,863	$—	$—	$—	$—	$14,863
Capital expenditures incurred	$17,608	$1,763	$231	$78,751	$—	$98,353
Goodwill September 30, 2025	$920	$—	$—	$—	$—	$920
Total assets September 30, 2025	$834,686	$161,330	$66,554	$140,839	$76,204	$1,279,613

	Three Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$274,138	$47,958	$38,920	$—	$(148)	$360,868
Adjusted EBITDA	$66,166	$9,194	$8,989	$—	$(13,219)	$71,130
Depreciation and amortization (2)	$49,088	$5,260	$2,264	$—	$23	$56,635
Property and equipment impairment expense (3)	$188,601	$—	$—	$—	$—	$188,601
Operating lease expense on FORCE® fleets (1)	$12,516	$—	$—	$—	$—	$12,516
Capital expenditures incurred	$33,465	$1,757	$1,575	$—	$38	$36,835
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645

	Nine Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$725,330	$153,609	$100,713	$157	$(326)	$979,483
Adjusted EBITDA	$155,717	$29,220	$18,307	$(7,088)	$(38,699)	$157,457
Depreciation and amortization	$110,575	$16,809	$6,024	$184	$58	$133,650
Operating lease expense on FORCE® fleets (1)	$44,664	$—	$—	$—	$—	$44,664
Capital expenditures incurred	$59,010	$6,278	$5,145	$139,665	$—	$210,098
Goodwill September 30, 2025	$920	$—	$—	$—	$—	$920
Total assets September 30, 2025	$834,686	$161,330	$66,554	$140,839	$76,204	$1,279,613

	Nine Months Ended September 30, 2024
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$855,066	$157,966	$110,935	$—	$(235)	$1,123,732
Adjusted EBITDA	$215,995	$36,687	$20,433	$—	$(42,529)	$230,586
Depreciation and amortization (2)	$153,494	$15,304	$6,821	$—	$81	$175,700
Property and equipment impairment expense (3)	$188,601	$—	$—	$—	$—	$188,601
Operating lease expense on FORCE® fleets (1)	$32,642	$—	$—	$—	$—	$32,642
Capital expenditures incurred	$95,084	$6,086	$7,417	$—	$38	$108,625
Goodwill December 31, 2024	$920	$—	$—	$—	$—	$920
Total assets December 31, 2024	$961,485	$156,349	$73,935	$—	$31,876	$1,223,645
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations and is included in Adjusted EBITDA.
(2)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.3 million and $11.7 million from loss on disposal of assets to depreciation for the three and nine months ended September 30, 2024, respectively.
(3)Represents noncash impairment expense on our Tier II Units.
A reconciliation of net income to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(2,365)	$(137,067)	$82	$(120,797)
Depreciation and amortization (1)	41,660	56,635	133,650	175,700
Property and equipment impairment expense (2)	—	188,601	—	188,601
Interest expense	2,110	1,939	5,651	5,933
Income tax expense	(704)	(41,365)	2,780	(28,041)
Loss (gain) on disposal of assets (1)	(674)	(187)	13,418	211
Stock-based compensation	4,625	4,615	12,695	12,975
Business acquisition contingent consideration adjustments	(4,600)	(1,800)	(5,000)	(1,800)
Other income, net (3)	(5,107)	(1,799)	(8,245)	(5,608)
Other general and administrative expense, net	19	346	184	1,517
Retention bonus and severance expense	200	1,212	2,242	1,895
Adjusted EBITDA	$35,164	$71,130	$157,457	$230,586

(1)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amounts of $2.3 million and $11.7 million from loss on disposal of assets to depreciation for the three and nine months ended September 30, 2024, respectively.
(2)Represents noncash impairment expense on our Tier II Units.
(3)Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million. Other income for the three months ended September 30, 2024 is primarily comprised of tax refunds (net of advisory fees) totaling $1.8 million. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds (net of advisory fees) totaling $3.6 million and insurance reimbursements of $2.0 million.

Results of Operations
As of September 30, 2025, we conducted our business through four operating segments: hydraulic fracturing, wireline, cementing, and power generation (started in the fourth quarter of fiscal year 2024).
On May 31, 2024, we completed the acquisition of all of the outstanding equity interests in AquaProp in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs, and estimated contingent consideration of $10.9 million. As a result of the acquisition, we expanded our operations into the wet sand service business unit. The Company's results include the impact of AquaProp's operations for the full three and nine months ended September 30, 2025 compared to only 123 days of activity during the nine months ended September 30, 2024 because we acquired AquaProp in May 2024. Accordingly, the full impact of the results of AquaProp may affect the comparability of our 2025 results when compared to prior period. AquaProp's operations, which are included in the Hydraulic Fracturing reportable segment, resulted in a $41.6 million increase in revenues, and a $34.1 million increase in cost of services for the nine months ended September 30, 2025.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2025	2024	$	%
Revenue
Hydraulic Fracturing	$210,190	$274,138	$(63,948)	(23.3)%
Wireline	52,172	47,958	4,214	8.8%
Cementing	31,637	38,920	(7,283)	(18.7)%
Power Generation	157	—	157	—%
Elimination of intersegment service revenue	(240)	(148)	(92)	(62.2)%
Total revenue	293,916	360,868	(66,952)	(18.6)%

Cost of services (1)
Hydraulic Fracturing	170,790	202,601	(31,811)	(15.7)%
Wireline	38,546	36,159	2,387	6.6%
Cementing	24,877	28,943	(4,066)	(14.1)%
Power Generation	2,527	—	2,527	100.0%
Elimination of intersegment cost of services	(240)	(148)	(92)	(62.2)%
Total cost of services	236,500	267,555	(31,055)	(11.6)%

General and administrative expense (2)	22,496	26,556	(4,060)	(15.3)%
Depreciation and amortization (3)	41,660	56,635	(14,975)	(26.4)%
Property and equipment impairment expense	—	188,601	(188,601)	(100.0)%
Gain on disposal of assets (3)	(674)	(187)	(487)	(260.4)%
Interest expense	2,110	1,939	171	8.8%
Other income, net	(5,107)	(1,799)	(3,308)	(183.9)%
Income tax benefit	(704)	(41,365)	40,661	98.3%
Net loss	$(2,365)	$(137,067)	$134,702	98.3%

Adjusted EBITDA (4)	$35,164	$71,130	$(35,966)	(50.6)%
Adjusted EBITDA Margin (4)	12.0%	19.7%	(7.7)%	(39.1)%

Hydraulic Fracturing segment results of operations:
Revenue	$210,190	$274,138	$(63,948)	(23.3)%
Cost of services	$170,791	$202,601	$(31,810)	(15.7)%
Adjusted EBITDA (5)	$35,393	$66,166	$(30,773)	(46.5)%
Adjusted EBITDA Margin (5)	16.8%	24.1%	(7.3)%	(30.3)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $2.3 million from loss on disposal of assets to depreciation for the three months ended September 30, 2024.
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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenues.    Revenues decreased 18.6%, or $67.0 million, to $293.9 million during the three months ended September 30, 2025, as compared to $360.9 million during the three months ended September 30, 2024. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 23.3%, or $63.9 million, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to decreased customer activity and idling of fleets. Intersegment revenues, consisting of revenues derived from our wireline segment, totaled $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.
Wireline. Our wireline segment revenues increased 8.8% or $4.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily attributable to increased customer activity.
Cementing. Our cementing segment revenue decreased 18.7%, or $7.3 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which contributed $7.3 million in revenues during the three months ended September 30, 2024.
Power Generation. Our power generation segment revenue was $0.2 million for the three months ended September 30, 2025. Our power generation segment began revenue generating activities during the three months ended September 30, 2025.
Cost of Services.    Cost of services decreased 11.6%, or $31.1 million, to $236.5 million for the three months ended September 30, 2025, as compared to $267.6 million during the three months ended September 30, 2024. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment cost of services decreased $31.8 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. As a percentage of hydraulic fracturing segment revenues, hydraulic fracturing cost of services was 81.3% for the three months ended September 30, 2025, as compared to 73.9% for the three months ended September 30, 2024 driven by customer price decreases and the impact of general cost inflation.
Wireline. Our wireline segment cost of services increased $2.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 due to increased customer activity the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our hydraulic fracturing segment, totaled $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.
Cementing. Our cementing segment cost of services decreased 14.1%, or $4.1 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which incurred $4.3 million in cost of services during the three months ended September 30, 2024, partially offset by the impact of general cost inflation.
Power Generation. Our power generation segment cost of services was $2.5 million for the three months ended September 30, 2025. Our power generation segment began revenue generating activities during the three months ended September 30, 2025.
General and Administrative Expenses.   General and administrative expenses decreased 15.3%, or $4.1 million, to $22.5 million for the three months ended September 30, 2025, as compared to $26.6 million for the three months ended September 30, 2024. The net decrease was primarily attributable to a $2.8 million increase in business acquisition contingent consideration adjustments and a $1.0 million decrease in retention bonuses and severance expenses, partially offset by a $0.3 million net increase in other general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $4.6 million and retention bonuses and severance expenses of $0.2 million, partially offset by business acquisition contingent consideration adjustments of $4.6 million), general and administrative expenses were $22.3 million during the three months ended September 30, 2025, as compared to $22.2 million during the three months ended September 30, 2024.

Depreciation and Amortization.    Depreciation and amortization decreased 26.4%, or $14.9 million, to $41.7 million for the three months ended September 30, 2025, as compared to $56.6 million for the three months ended September 30, 2024. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets impaired in the third quarter of 2024, partially offset by the addition of AquaProp's operations in May 2024 which resulted in a $0.1 million increase in depreciation and amortization.
Property and Equipment Impairment Expense.    There was no impairment expense during the three months ended September 30, 2025. During the three months ended September 30, 2024, we recorded a noncash impairment expense of $188.6 million in connection with the impairment of our Tier II Units.
Gain on Disposal of Assets.    Gain on disposal of assets increased by $0.5 million, to $0.7 million for the three months ended September 30, 2025, as compared to $0.2 million for the three months ended September 30, 2024 due to lower write-offs related to decommissioning of Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense increased to $2.1 million for the three months ended September 30, 2025, as compared to $1.9 million for the three months ended September 30, 2024.
Other Income.    Other income was approximately $5.1 million for the three months ended September 30, 2025, compared to other income of $1.8 million for the three months ended September 30, 2024. Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million. Other income for the three months ended September 30, 2024 is primarily comprised of a tax refunds (net of advisory fees) totaling $1.8 million.
Income Taxes.    Total income tax benefit was $0.7 million resulting in an effective tax rate of 22.9% for the three months ended September 30, 2025, as compared to income tax benefit of $41.4 million or an effective tax rate of 23.2% for the three months ended September 30, 2024. The change in income tax benefit recorded during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax loss for 2025, as compared to 2024.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2025	2024	$	%
Revenue
Hydraulic Fracturing	$725,330	$855,066	$(129,736)	(15.2)%
Wireline	153,609	157,966	(4,357)	(2.8)%
Cementing	100,713	110,935	(10,222)	(9.2)%
Power Generation	157	—	157	100.0%
Elimination of intersegment service revenue	(326)	(235)	(91)	(38.7)%
Total revenue	979,483	1,123,732	(144,249)	(12.8)%

Cost of services (1)
Hydraulic Fracturing	555,803	623,047	(67,244)	(10.8)%
Wireline	116,209	112,706	3,503	3.1%
Cementing	78,777	86,523	(7,746)	(9.0)%
Power Generation	3,066	—	3,066	100.0%
Elimination of intersegment cost of services	(326)	(235)	(91)	(38.7)%
Total cost of services	753,529	822,041	(68,512)	(8.3)%

General and administrative expense (2)	78,618	85,692	(7,074)	(8.3)%
Depreciation and amortization (3)	133,650	175,700	(42,050)	(23.9)%
Property and equipment impairment expense	—	188,601	(188,601)	(100.0)%
Loss on disposal of assets (3)	13,418	211	13,207	6,259.2%
Interest expense	5,651	5,933	(282)	(4.8)%
Other income, net	(8,245)	(5,608)	(2,637)	(47.0)%
Income tax expense (benefit)	2,780	(28,041)	30,821	109.9%
Net income (loss)	$82	$(120,797)	$120,879	100.1%

Adjusted EBITDA (4)	$157,457	$230,586	$(73,129)	(31.7)%
Adjusted EBITDA Margin (4)	16.1%	20.5%	(4.4)%	(21.5)%

Hydraulic Fracturing segment results of operations:
Revenue	$725,330	$855,066	$(129,736)	(15.2)%
Cost of services	$555,803	$623,047	$(67,244)	(10.8)%
Adjusted EBITDA (5)	$155,717	$215,995	$(60,278)	(27.9)%
Adjusted EBITDA Margin (5)	21.5%	25.3%	(3.8)%	(15.0)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)The write-offs of remaining book value of prematurely failed power ends and other components are recorded as depreciation in 2025. In order to conform to current period presentation, we have reclassified the corresponding amount of $11.7 million from loss on disposal of assets to depreciation for the three months ended September 30, 2024
(4)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues.    Revenues decreased 12.8%, or $144.2 million, to $979.5 million during the nine months ended September 30, 2025, as compared to $1,123.7 million during the nine months ended September 30, 2024. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment revenues decreased 15.2%, or $129.7 million, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to decreased customer activity, customer pricing and idling of fleets, partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $41.6 million increase in revenues during the nine months ended September 30, 2025 due to the impact of AquaProp's operations for the full nine months ended September 30, 2025 compared to only 123 days of activity during the nine months ended September 30, 2024. Intersegment revenues, consisting of revenues derived from our wireline segment, totaled $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Wireline. Our wireline segment revenues decreased 2.8% or $4.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to decreased customer activity and customer pricing during the first half of fiscal year 2025.
Cementing. Our cementing segment revenue decreased 9.2%, or $10.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which contributed $19.3 million in revenues during the nine months ended September 30, 2024, partially offset by increases resulting from synergies gained with customers after the acquisition of Par Five Energy Services LLC.
Power Generation. Our power generation segment revenue was $0.2 million for the nine months ended September 30, 2025. Our power generation segment began revenue generating activities during the nine months ended September 30, 2025.
Cost of Services.    Cost of services decreased 8.3%, or $68.5 million, to $753.5 million for the nine months ended September 30, 2025, as compared to $822.0 million during the nine months ended September 30, 2024. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our hydraulic fracturing segment cost of services decreased $67.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. As a percentage of hydraulic fracturing segment revenues, hydraulic fracturing cost of services was 76.6% for the nine months ended September 30, 2025, as compared to 72.9% for the nine months ended September 30, 2024 driven by customer price decreases and the impact of general cost inflation. The decrease in cost of services was partially offset by the addition of AquaProp's operations in May 2024, which resulted in a $34.1 million increase in cost of services during the nine months ended September 30, 2024.
Wireline. Our wireline segment cost of services increased $3.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 due to the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our hydraulic fracturing segment, totaled $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Cementing. Our cementing segment cost of services decreased 9.0%, or $7.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the sale of our cementing business located in Vernal, Utah in November 2024 which incurred $12.7 million in cost of services during the nine months ended September 30, 2024, partially offset by the impact of general cost inflation.
Power Generation. Our power generation segment cost of services was $3.1 million for the nine months ended September 30, 2025. Our power generation segment began revenue generating activities during the nine months ended September 30, 2025.
General and Administrative Expenses.   General and administrative expenses decreased 8.3%, or $7.1 million, to $78.6 million for the nine months ended September 30, 2025, as compared to $85.7 million for the nine months ended September 30, 2024. The net decrease was primarily attributable to (i) $3.2 million increase in business acquisition contingent consideration adjustments, a $2.4 million decrease in professional fees and a $1.6 million decrease in transaction expenses, partially offset by a $0.1 million net increase in other general and administrative expenses.

Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $12.7 million, retention bonuses and severance expenses of $2.2 million and legal settlements of $0.2 million, partially offset by business acquisition contingent consideration adjustments of $5.0 million), general and administrative expenses were $68.5 million during the nine months ended September 30, 2025, as compared to $71.1 million during the nine months ended September 30, 2024.
Depreciation and Amortization.    Depreciation and amortization decreased 23.9%, or $42.0 million, to $133.7 million for the nine months ended September 30, 2025, as compared to $175.7 million for the nine months ended September 30, 2024. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of Tier II diesel-only hydraulic fracturing pumping units and associated conventional assets impaired in the third quarter of 2024, partially offset by the addition of AquaProp's operations in May 2024 which resulted in a $2.8 million increase in depreciation and amortization.
Property and Equipment Impairment Expense.    There was no impairment expense during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recorded a noncash impairment expense of $188.6 million in connection with the impairment of our Tier II Units.
Loss on Disposal of Assets.    Loss on disposal of assets increased by $13.2 million, to $13.4 million for the nine months ended September 30, 2025, as compared to $0.2 million for the nine months ended September 30, 2024. The increase was primarily attributable to losses incurred during the nine months ended September 30, 2025 from the sale of certain Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense decreased to $5.7 million for the nine months ended September 30, 2025, as compared to $5.9 million for the nine months ended September 30, 2024.
Other Income.    Other income was approximately $8.2 million for the nine months ended September 30, 2025, compared to other income of $5.6 million for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income. Other income for the nine months ended September 30, 2024 is primarily comprised of tax refunds (net of advisory fees) totaling $3.6 million and insurance reimbursements of $2.0 million.
Income Taxes.    Total income tax expense was $2.8 million resulting in an effective tax rate of 97.1% for the nine months ended September 30, 2025, as compared to income tax benefit of $28.0 million or an effective tax rate of 18.8% for the nine months ended September 30, 2024. The change in income tax expense recorded during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2025, as compared to 2024.

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
We received advance payments from a customer for our services, and the amount outstanding in connection with the advance payments as of September 30, 2025 was $5.8 million, which does not include any restricted cash.
As of September 30, 2025, our borrowings under our ABL Credit Facility were $45.0 million and our total liquidity was approximately $157.6 million, consisting of cash and cash equivalents of $66.5 million and $91.1 million of availability under our ABL Credit Facility.
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program previously authorized on May 17, 2023. As so extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. During the three and nine months ended September 30, 2025, the Company made no share repurchases under the share repurchase program. As of September 30, 2025, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $98.4 million during the three months ended September 30, 2025, as compared to $36.8 million during the three months ended September 30, 2024. The significant portion of our total capital expenditures incurred during the three months ended September 30, 2025 were for our power generation segment totaling $78.8 million including $32.9 million of financed equipment purchases for this business and maintenance capital expenditures.

Our future material use of cash will be to fund our capital expenditures and to repay debt. We may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2025 are projected to be primarily related to capital expenditures to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, purchase power generation equipment, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements, planned conversions to lower emissions equipment and demand for our power generation services, among other factors, which could vary significantly throughout the year. Based on our current plan and projected activity levels for 2025, we expect our capital expenditures to range between $270 million and $290 million which includes approximately $80 million to $100 million for our completion services business and approximately $190 million for our PROPWR business. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR business line, with a total cost of $186.6 million. The total remaining commitment (after initial down payment and financed payments) under these arrangements as of September 30, 2025 was $116.4 million, of which $51.9 million will be financed. Under the corresponding equipment financing arrangement, we have incurred interim loans and term loans with outstanding amounts of $0 and $50.9 million, respectively, as of September 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. The repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows. We expect to receive the remaining equipment under these arrangements from the fourth quarter of 2025 through late 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR business line, with a total remaining commitment of approximately $81.2 million. We have received certain units of this equipment and expect to receive this equipment from the fourth quarter of 2025 through late 2026. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, the PROPWR Equipment Loan Agreement, other financing arrangements and if needed, borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2025, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its five FORCE® electric-powered hydraulic fracturing fleets under these leases. The total estimated remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $88.9 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $17.7 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2025.
Cash and Cash Flows
The following table sets forth the historical cash flows for the nine months ended September 30, 2025, and 2024:

(in thousands)
	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$150,563	$214,432
Net cash used in investing activities	$(111,025)	$(130,603)
Net cash used in financing activities	$(23,440)	$(70,617)
Operating Activities
Net cash provided by operating activities was $150.6 million for the nine months ended September 30, 2025, compared to $214.4 million for the nine months ended September 30, 2024. The net decrease of approximately $63.8 million was primarily due to lower net income adjusted for noncash expenses and the timing of our receivable collections from our customers and payments to our vendors.
Investing Activities
Net cash used in investing activities decreased to $111.0 million for the nine months ended September 30, 2025, from $130.6 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the acquisition of AquaProp which resulted in a $21.0 million net cash outflow for the nine months ended September 30, 2024, a $6.8 million increase in proceeds from the sale of assets and a $1.4 million increase in proceeds from note receivable from sale of business, partially offset by a $9.6 million increase in capital expenditures.
The following table shows reconciles our capital expenditures paid to capital expenditures incurred for the periods indicated:

(in thousands)
	Nine Months Ended September 30,
	2025	2024
Capital expenditures paid (1)	$122,084	$112,449
Less: Capital expenditures included in accounts payable and accrued liabilities - beginning of period	(14,695)	(21,603)
Add: Capital expenditures included in accounts payable and accrued liabilities - end of period	50,509	17,779
Add: Capital expenditures related to financed equipment purchases - end of period	51,850	—
Add: Capital expenditures financed by operating lease landlord - end of period	350	—
Capital expenditures incurred (1)	$210,098	$108,625
(1)    This table reconciles cash basis capital expenditures reported in the Company's condensed consolidated statements of cash flows to accrual basis capital expenditures reported in "Note 7. - Reportable Segment Information" and below.
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

(in thousands)
	Nine Months Ended September 30,
	2025	2024
Reportable Segments:
Hydraulic Fracturing	$59,010	$95,084
Wireline	6,278	6,086
Cementing	5,145	7,417
Power Generation	139,665	—
Reconciling Items (1)	—	38
Total capital expenditures incurred	$210,098	$108,625
(1)    Reconciling Items include our corporate facilities.

Cash Flows From Financing Activities
Net cash used in financing activities decreased to $23.4 million for the nine months ended September 30, 2025, from $70.6 million for the nine months ended September 30, 2024. The net decrease was primarily driven by a $55.7 million decrease in share repurchases, partially offset by a $4.5 million increase in repayments of insurance financing, a $1.4 million increase in tax withholdings paid for net settlement of equity awards, a $1.0 million increase in repayments of equipment financing term loans, a $0.8 million increase in payments of finance lease obligation and a $0.8 million increase in payment of debt issuance costs.
Credit Facility and Other Financing Arrangements
The Company is party to the ABL Credit Facility that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base limit), and matures on June 2, 2028.
The Borrowing Base as of September 30, 2025, was approximately $144.6 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under a financing arrangement.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans.
During 2025, PROPWR entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment for our PROPWR business line, with a total cost of approximately $186.6 million. The total remaining commitment (after initial down payment and financed payments) under these arrangements as of September 30, 2025 was approximately $116.4 million, of which $51.9 million will be financed. Under the corresponding equipment financing arrangement, we have incurred interim loans and term loans with outstanding amounts of $0 and $50.9 million, respectively, as of September 30, 2025, related to funding for equipment under construction and equipment received. See "Note 6. Interim and Long-Term Debt." We expect to receive the remaining equipment under these arrangements from the fourth quarter of 2025 through late 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR business line, with a total remaining commitment of approximately $81.2 million as of September 30, 2025. We have received certain units of this equipment and expect to receive the remaining equipment from the fourth quarter of 2025 through late 2026.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2025.
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2025 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 to July 31, 2025	—	$—	—	$89,152,858
August 1, 2025 to August 31, 2025	—	$—	—	$89,152,858
September 1, 2025 to September 30, 2025	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1*#	Second Amended and Restated ProPetro Holding Corp. Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2025	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Caleb L. Weatherl
Caleb L. Weatherl
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)