Form 10-Q
period 2026-03-31
ProPetro Holding Corp.
filed 2026-04-30
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at April 24, 2026, was 122,616,976.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy, our power generation business development strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

•changes in general economic and geopolitical conditions, including as a result of regulatory changes by the current presidential administration, central bank policy actions and associated liquidity risks and other factors, higher interest rates, the rate of inflation, a potential economic recession and potential changes in United States' trade policy, including the imposition of tariffs and the resulting consequences;
•the severity and duration of any world events and armed conflict, including the war between Israel, Iran and the United States, the Russian-Ukraine war, events in Venezuela, and associated repercussions to supply and demand for oil and gas and the economy generally;
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
•our ability to successfully implement technological developments and enhancements, including our Tier IV Dynamic Gas Blending ("DGB") dual-fuel and FORCE® electric-powered hydraulic fracturing equipment, power generation equipment, and other lower-emissions equipment we may acquire or that may be sought by our customers;
•our ability to successfully grow our power generation business line;
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
Whether actual results and developments will conform with our expectations and predictions contained in forward-looking statements is subject to a number of risks and uncertainties which could cause actual results to differ materially from such expectations and predictions, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, "Risk Factors" in this Form 10-Q and elsewhere throughout this report, the risks described under Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2025 (the "Form 10-K"), filed with the United States Securities and Exchange Commission (the "SEC") and elsewhere throughout that report, and other risks, many of which are beyond our control.
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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,645	$91,334
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	228,230	200,753
Inventories	15,526	13,323
Prepaid expenses	15,048	19,896
Other current assets	1,079	1,398
Total current assets	416,528	326,704
PROPERTY AND EQUIPMENT - net of accumulated depreciation	843,498	793,475
OPERATING LEASE RIGHT-OF-USE ASSETS	84,793	99,787
FINANCE LEASE RIGHT-OF-USE ASSETS	6,346	10,637
OTHER NONCURRENT ASSETS:
Intangible assets - net of amortization	53,113	55,476
Other noncurrent assets	5,132	4,811
Total other noncurrent assets	58,245	60,287
TOTAL ASSETS	$1,409,410	$1,290,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,810	$115,009
Accrued and other current liabilities	57,145	65,981
Interim debt - net of debt issuance costs	15,271	2,113
Current maturities of long-term debt - net of debt issuance costs	16,851	13,844
Operating lease liabilities	41,853	43,572
Finance lease liabilities	7,764	12,442
Total current liabilities	254,694	252,961
DEFERRED INCOME TAXES	57,761	63,433
LONG-TERM DEBT - net of debt issuance costs and current maturities	78,573	105,613
NONCURRENT OPERATING LEASE LIABILITIES	26,637	35,641
NONCURRENT FINANCE LEASE LIABILITIES	172	—
OTHER LONG-TERM LIABILITIES	2,900	3,400
Total liabilities	420,737	461,048
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 122,616,976 and 104,310,266 shares issued, respectively	122	104
Additional paid-in capital	1,060,195	897,739
Accumulated deficit	(71,644)	(68,001)
Total shareholders’ equity	988,673	829,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,409,410	$1,290,890
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE - Service revenue	$270,685	$359,416
COSTS AND EXPENSES
Cost of services (excluding depreciation and amortization)	211,694	263,856
General and administrative expenses (including stock-based compensation)	27,154	27,632
Depreciation and amortization	40,614	48,681
Loss (gain) on disposal of assets	(740)	9,746
Total costs and expenses	278,722	349,915
OPERATING (LOSS) INCOME	(8,037)	9,501
OTHER INCOME (EXPENSE):
Interest expense	(2,664)	(1,730)
Other income, net	1,386	2,943
Total other income (expense), net	(1,278)	1,213
INCOME (LOSS) BEFORE INCOME TAXES	(9,315)	10,714
INCOME TAX BENEFIT (EXPENSE)	5,672	(1,112)
NET (LOSS) INCOME	$(3,643)	$9,602

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.03)	$0.09
Diluted	$(0.03)	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	116,912	103,319
Diluted	116,912	105,118

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2026	104,310	$104	$897,739	$(68,001)	$829,842
Stock-based compensation cost	—	—	4,671	—	4,671
Issuance of common stock under public equity offering	17,250	17	164,289	—	164,306
Costs related to issuance of common stock under public equity offering	—	—	(932)	—	(932)
Issuance of equity awards, net	1,057	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,571)	—	(5,571)
Net loss	—	—	—	(3,643)	(3,643)
BALANCE - March 31, 2026	122,617	$122	$1,060,195	$(71,644)	$988,673

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2025	102,995	$103	$884,995	$(68,825)	$816,273
Stock-based compensation cost	—	—	3,337	—	3,337
Issuance of equity awards, net	789	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(2,723)	—	(2,723)
Net income	—	—	—	9,602	9,602
BALANCE - March 31, 2025	103,784	$104	$885,608	$(59,223)	$826,489

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,643)	$9,602
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,614	48,681
Deferred income tax (benefit) expense	(5,672)	2,844
Amortization of deferred debt issuance costs	165	111
Stock-based compensation	4,671	3,337
Loss (gain) on disposal of assets	(740)	9,746
Unrealized gain on short-term investment	—	(183)
Business acquisition contingent consideration adjustments	(500)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(27,477)	(44,716)
Other current assets	157	411
Inventories	(2,203)	2,824
Prepaid expenses	4,848	1,390
Accounts payable	(2,799)	23,456
Accrued and other current liabilities	(4,688)	(2,514)
Net cash provided by operating activities	2,733	54,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43,364)	(40,913)
Proceeds from sale of assets	2,501	7,764
Proceeds from note receivable from sale of business	—	313
Net cash used in investing activities	(40,863)	(32,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facility borrowings	(45,000)	—
Repayments of equipment financing term loans	(3,556)	—
Payments of finance lease obligations	(4,789)	(4,705)
Repayments of insurance financing	—	(1,476)
Payment of debt issuance costs	(1,082)	—
Proceeds from issuance of common stock under public equity offering	164,306	—
Payment of costs related to issuance of common stock under public equity offering	(867)	—
Tax withholdings paid for net settlement of equity awards	(5,571)	(2,723)
Net cash provided by (used in) financing activities	103,441	(8,904)
NET INCREASE IN CASH AND CASH EQUIVALENTS	65,311	12,949
CASH AND CASH EQUIVALENTS - Beginning of period	91,334	50,443
CASH AND CASH EQUIVALENTS - End of period	$156,645	$63,392

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid - net of amounts capitalized	$3,095	$1,641
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$31,754	$12,435
Equipment purchases financed and corresponding issuances of loans	$38,005	$—
Costs related to issuance of common stock under public equity offering included in accrued liabilities	$65	$—
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements of ProPetro Holding Corp. and its subsidiaries (the "Company," "we," "us" or "our") have been prepared in accordance with the requirements of the United States Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. Those adjustments (which consisted of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. Results of operations for such interim periods are not necessarily indicative of the results of operations for a full year due to changes in market conditions and other factors. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Form 10-K filed with the SEC (our "Form 10-K").
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
Wireline services (including pumpdown) are oil well completion techniques, which are part of the well completions process. Our wireline services utilize equipment with a drum of wireline to deploy perforating guns in the well to perforate the casing, cement, and formation. Once the well is perforated, the well can be fractured. Pumpdown utilizes pressure pumping equipment to pump water into the well to deploy perforating guns attached to wireline through the lateral section of a well. Our wireline contracts with our customers have one performance obligation, which is the contracted total stages, satisfied over time. We recognize revenue over time using a progress output, unit-of-work performed method, which is based on the agreed fixed transaction price and actual stages completed. We believe that recognizing revenue based on actual stages completed accurately depicts how our wireline services are transferred to our customers over time. In addition, certain of our wireline equipment is entitled to daily equipment charges while the equipment is on the customers' locations. The Company recognizes revenue related to daily equipment charges on a daily basis as the performance obligations are met.
Our power generation arrangements involve providing turnkey power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers using mobile power generation equipment installed at customers’ sites. The Company evaluates whether the use of its power generation equipment installed at customers’ sites to provide power generation services represents a lease in accordance with FASB ASC Topic 842, Leases. As discussed further in "Note 11 - Leases", for power generation equipment installed at customers’ sites in conjunction with providing power

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
generation services, the Company accounts for lease and nonlease components of power generation arrangements as a single performance obligation and accounts for the combined component in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, since power generation services (nonlease components) represent the predominant component. The Company accounts for revenue earned in the form of variable consideration related to power generation output in accordance with the guidance on variable consideration in FASB ASC Topic 606. The Company recognizes its power services revenues over time based on the agreed fixed transaction price and the greater of actual output of power produced or the minimum agreed quantity of output, and any variable consideration from output of power produced in excess of the minimum agreed quantity of output. The Company recognizes revenue related to other ancillary services over time as customers simultaneously receive and consume the benefits.
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
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers.
The table below shows a summary of accounts receivable:

(in thousands)
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Amounts billed to customers - net of allowance for credit losses	$179,854	$171,812	$193,441	$148,783
Accrued revenue (unbilled receivable)	48,376	28,941	47,269	47,211
Total accounts receivable - net of allowance for credit losses	$228,230	$200,753	$240,710	$195,994

Transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations (1)	$32,934	$31,558	$22,822	$38,708
(1)The remaining performance obligation at March 31, 2026 is expected to be completed and recognized as revenue within one month following the current period balance sheet date. The remaining performance obligations at the remaining dates were recorded as revenue within one month following those dates.
Allowance for Credit Losses
As of March 31, 2026, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.
The table below shows a summary of allowance for credit losses:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)

(in thousands)
Three Months Ended March 31,
	2026	2025
Beginning balance	$—	$—
Provision for credit losses during the period	—	—
Write-off during the period	—	—
Ending balance	$—	$—
Contract Assets and Liabilities
Contract assets include amounts billed to customers and accrued revenue discussed in the "Accounts Receivable" section above and costs incurred to fulfill contracts with customers for our power generation services which are initially capitalized as assets and are presented in other current assets or other noncurrent assets in our condensed consolidated balance sheets. Costs incurred to fulfill contracts with customers are amortized to other direct costs within cost of services in our condensed consolidated statements of operations on a straight-line basis over a period from the inception of service or the occurrence of the cost, whichever comes last, to the end of the contracted term for power generation services. We believe that the straight-line method is consistent with the pattern of revenue recognition for contracted power generation services. As of March 31, 2026, we had $0.2 million of costs incurred to fulfill contracts with customers in other current assets. We recognized $0.02 million of amortization to other direct costs for the three months ended March 31, 2026.
Contract liabilities include (i) cash advances from a customer in connection with our contract with the customer to provide FORCE® electric-powered hydraulic fracturing equipment and services and (ii) upfront payments from customers in connection with our contracts to provide power generation services. These amounts received from customers will be credited towards the customers' invoices as our revenue performance obligations are met over the contract period. The cash advances and upfront payments received represent contract liabilities in connection with the performance of certain completion services and power generation services.
The table below shows a summary of our contract liabilities:

(in thousands)
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash advances and upfront payments received from customers - outstanding balance (1)	$8,516	$8,104	$9,325	$11,823

			Three Months Ended March 31,
			2026	2025
Revenue recognized from cash advances and upfront payments received balances outstanding at the beginning of period			$1,674	$1,742
(1)These balances are included in accrued and other current liabilities in our condensed consolidated balance sheets.
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended March 31,
	2026	2025
Depreciation and amortization related to cost of services	$38,246	$46,304
Depreciation and amortization related to general and administrative expenses	2,368	2,377
Total depreciation and amortization	$40,614	$48,681

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Income Taxes
Total income tax benefit was $5.7 million resulting in an effective tax rate of 60.9% for the three months ended March 31, 2026, as compared to income tax expense of $1.1 million resulting in an effective tax rate of 10.4% for the three months ended March 31, 2025. The change in income tax benefit recorded during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily attributable to the impact of nondeductible expenses and state taxes on the pre-tax loss for 2026, compared to pre-tax income for 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law in the United States. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, changes to limitations on deductions for interest expense and acceleration of fixed asset depreciation. These provisions did not have a material impact on the Company's effective tax rate for the three months ended March 31, 2026.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Although early adoption was permitted, we adopted the practical expedient under this ASU prospectively on January 1, 2026, and this ASU did not have a material effect on our condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the guidance for capitalization of internal-use software development costs by removing all references to software development project stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, but we do not expect to early adopt ASU No. 2025-06. We are currently assessing the impact of this ASU on our condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270 and provide a comprehensive list of interim disclosures that are required by GAAP. The amendments in this ASU also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this ASU also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. This ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted, but we do

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 - Recently Issued Accounting Standards (Continued)

not expect to early adopt ASU No. 2025-11. We plan to adopt this ASU for our interim period beginning on January 1, 2028, and we do not expect it to have a material effect on our condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments in this ASU address stakeholder suggestions on the ASC and make other incremental improvements to GAAP. The amendments make ASC updates to a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, but we do not expect to early adopt ASU No. 2025-12. We plan to adopt this ASU for our fiscal year beginning on January 1, 2027, and we do not expect it to have a material effect on our condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of March 31, 2026 and December 31, 2025 and have been excluded from the table below.
Assets measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
March 31, 2026:
Business acquisition contingent consideration payable	$2,900	$—	$—	$2,900	$500
December 31, 2025:
Business acquisition contingent consideration payable	$3,400	$—	$—	$3,400	$4,900

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Fair Value Measurements (Continued)
Short-term investment— On October 27, 2025, the Company sold its short-term investment in 2.6 million common shares of STEP Energy Services Ltd. ("STEP"), which it received in 2022 as part of the consideration for the sale of its coiled tubing assets to STEP. Prior to the sale, the shares were accounted for as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and were shown under current assets in our condensed consolidated balance sheets. The fluctuation in stock price resulted in an unrealized gain of $0.2 million for the three months ended March 31, 2025 and is included in other income in our condensed consolidated statement of operations for the three months ended March 31, 2025.
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC ("AquaProp") in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is shown under other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of March 31, 2026, the estimated fair value of the contingent consideration payable was $2.9 million resulting in a $0.5 million decrease from December 31, 2025. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
	March 31, 2026	December 31, 2025
Business acquisition contingent consideration payable - opening balance	$3,400	$8,300
Addition	—	—
Decrease in estimated fair value (1)	(500)	(4,900)
Business acquisition contingent consideration payable - closing balance	$2,900	$3,400
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the three months ended March 31, 2026 and the year ended December 31, 2025.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property, equipment and other assets, to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three months ended March 31, 2026 and 2025.
Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we had goodwill with a carrying amount of $0.9 million and $0.9 million, respectively. There were no additions to goodwill during the three months ended March 31, 2026 and 2025. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at March 31, 2026 and December 31, 2025. There were no goodwill impairment losses during the three months ended March 31, 2026 and 2025, respectively.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three months ended March 31, 2026 or 2025.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Intangible Assets
Intangible assets acquired consist of trademark/trade names, customer relationships, favorable contracts and internally developed software. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software will be amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net loss for the three months ended March 31, 2026 was $2.4 million. Amortization expense included in net income for the three months ended March 31, 2025 was $2.4 million. The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	March 31, 2026	December 31, 2025
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	81	81
Total intangible assets acquired	79,491	79,491

Accumulated amortization:
Trademark/trade name	(3,849)	(3,557)
Customer relationships	(21,571)	(19,633)
Favorable contracts	(917)	(792)
Internally developed software	(41)	(33)
Total accumulated amortization	(26,378)	(24,015)

Intangible assets — net	$53,113	$55,476
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
Remainder of 2026	$7,078
2027	9,315
2028	9,301
2029	9,077
2030	7,108
2031 and beyond	11,234
Total	$53,113
The average amortization period for our remaining intangible assets is approximately 6.1 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt
Asset-Based Loan Credit Facility
The Company is party to an amended and restated revolving credit facility (as amended, the "ABL Credit Facility") that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base (as defined below) limit), and matures on June 2, 2028. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the borrowing base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"), as redetermined monthly. The Borrowing Base as of March 31, 2026, was approximately $143.8 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under the Caterpillar Equipment Loan Agreement (as defined below) and other equipment that may be purchased under other financing arrangements.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. For the three months ended March 31, 2026, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 5.64%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $11.1 million under the ABL Credit Facility, we had approximately $132.7 million available for borrowing under our ABL Credit Facility as of March 31, 2026.
Effective December 26, 2025, the Company entered into an amendment to its ABL Credit Facility. The amendment increased the debt basket for capital/finance leases, purchase money debt, and other similar financing facilities to $425.0 million.
Equipment Financing Arrangements
On April 2, 2025, we entered into a financing arrangement, and on February 6, 2026, we entered into an amendment to this financing arrangement, with Caterpillar Financial Services Corporation (collectively, the "Caterpillar Equipment Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWRSM business line, under which the lender (an affiliate of the equipment manufacturer) will fund progress payments beyond the initial down payment on the equipment for a maximum total amount of $157.3 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our interim loans (short-term loans) as of March 31, 2026 was 7.54%. The weighted average interest rate on our term loans (long-term loans) for the three

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt (Continued)
months ended March 31, 2026 was 7.40%. During the three months ended March 31, 2026, we capitalized $0.3 million of interest on our interim loans.
The debt issuance costs relating to our interim and term loans are presented as a deduction from the carrying amount of the loans in our condensed consolidated balance sheets. Costs incurred before the issuance of such loans are presented as an asset in our condensed consolidated balance sheets. As of March 31, 2026, we had interim loans outstanding of $15.4 million and term loans outstanding of $96.6 million. Interim loans, net of debt issuance costs, are presented as interim debt within current liabilities in our condensed consolidated balance sheets. Current maturities of term loans, net of debt issuance costs, are presented as current maturities of long term debt within current liabilities and long-term portions of term loans, net of debt issuance costs, are presented in long-term debt, respectively, in our condensed consolidated balance sheets. Financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. Repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Total debt consisted of the following:

(in thousands)
	March 31, 2026	December 31, 2025
ABL Credit Facility	$—	$45,000
Equipment financing interim loans	15,435	2,135
Equipment financing term loans	96,573	75,424
Total debt	112,008	122,559
Less: debt issuance costs, net of amortization	(1,313)	(989)
Total debt, net of debt issuance costs	110,695	121,570
Less: interim debt (current), net of debt issuance costs	(15,271)	(2,113)
Less: current maturities of long-term debt, net of debt issuance costs	(16,851)	(13,844)
Total long-term debt, net of debt issuance costs	$78,573	$105,613
Maturities of total debt (minimum annual principal payments required) as of March 31, 2026 are as follows:

(in thousands)
Year	Equipment Financing Interim Loans	Equipment Financing Term Loans
Remainder of 2026	$—	$12,323
2027	15,435	19,695
2028	—	21,226
2029	—	22,877
2030	—	19,198
2031	—	1,254
Total	$15,435	$96,573
In April 2026, we incurred $4.4 million in additional loans under the Caterpillar Equipment Loan Agreement.
Note 6 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: Hydraulic Fracturing (including acidizing and wet sand solutions), Wireline, Cementing and Power Generation (which met the reporting threshold in third quarter of fiscal year 2025). These operating segments represent how the Company's Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources. Our CODM is a group comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Commercial Officer.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

Our Hydraulic Fracturing, Wireline, Cementing and Power Generation operating segments meet the criteria of a reportable segment. Prior to the third quarter of fiscal year 2025, our Power Generation segment did not meet the quantitative thresholds for a reportable segment. Accordingly, it was shown in the "All Other" category. Effective as of the third quarter of fiscal year 2025, Power Generation is shown as a reportable segment since it meets the criteria of a reportable segment per FASB ASC Topic 280, Segment Reporting. Additionally, our corporate administrative activities do not involve business activities from which they may earn revenues. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Corporate administrative expenses are included in the reconciliation of Adjusted EBITDA to net (loss) income below. Prior period segment information has been revised to conform to our current presentation.
The Company manages and assesses performance of a reportable segment by its adjusted EBITDA (earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense, business acquisition contingent consideration adjustments, other income or expense, gain or loss on disposal of assets and other unusual or nonrecurring expenses or income such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements). As part of the CODM’s review of segment-level performance, each member of the CODM group reviews the adjusted EBITDA of the Company’s reportable segments and provides expertise and analyses from their respective areas which drive the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. Even though our Chief Executive Officer has the authority to override the other members for strategic or other reasons, key decisions are made jointly by the CODM group.
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended March 31, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$179,330	$61,800	$27,800	$2,213	$(458)	$270,685
Cost of service - labor	$37,522	$14,680	$6,863	$2,106	$—	$61,171
Cost of service - expendables	$27,885	$17,863	$13,841	$47	$(458)	$59,178
Cost of service - other direct costs	$72,960	$12,508	$3,371	$2,506	$—	$91,345
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$3,919	$3,098	$1,607	$2,859	$—	$11,483
Adjusted EBITDA for reportable segments	$37,044	$13,651	$2,118	$(5,305)	$—	$47,508
Depreciation and amortization	$32,471	$4,940	$2,033	$1,156	$14	$40,614
Capital expenditures incurred	$11,262	$1,985	$295	$71,486	$—	$85,028
Goodwill March 31, 2026	$920	$—	$—	$—	$—	$920
Total assets March 31, 2026	$863,070	$173,346	$83,639	$273,453	$15,902	$1,409,410

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Three Months Ended March 31, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$269,399	$53,442	$36,633	$—	$(58)	$359,416
Cost of service - labor	$54,940	$14,015	$8,034	$—	$—	$76,989
Cost of service - expendables	$44,154	$16,210	$16,465	$—	$(58)	$76,771
Cost of service - other direct costs	$97,159	$10,069	$2,868	$—	$—	$110,096
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,806	$2,675	$1,200	$710	$—	$9,391
Adjusted EBITDA for reportable segments	$68,340	$10,473	$8,066	$(710)	$—	$86,169
Depreciation and amortization	$41,301	$5,427	$1,930	$—	$23	$48,681
Capital expenditures incurred	$16,338	$2,184	$1,831	$18,300	$—	$38,653
Goodwill December 31, 2025	$920	$—	$—	$—	$—	$920
Total assets December 31, 2025	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Service Revenue
Hydraulic Fracturing	$179,330	$269,399
Wireline	61,800	53,442
Cementing	27,800	36,633
Power Generation	2,213	—
Total service revenue for reportable segments	271,143	359,474
Elimination of intersegment service revenue	(458)	(58)
Total consolidated service revenue	$270,685	$359,416

Cost of Services
Hydraulic Fracturing - labor	$37,522	$54,940
Hydraulic Fracturing - expendables	27,885	44,154
Hydraulic Fracturing - other direct costs	72,960	97,159
Wireline - labor	14,680	14,015
Wireline - expendables	17,863	16,210
Wireline - other direct costs	12,508	10,069
Cementing - labor	6,863	8,034
Cementing - expendables	13,841	16,465
Cementing - other direct costs	3,371	2,868
Power Generation - labor	2,106	—
Power Generation - expendables	47	—
Power Generation - other direct costs	2,506	—
Total cost of services for reportable segments	212,152	263,914
Elimination of intersegment cost of services	(458)	(58)
Total consolidated cost of services	$211,694	$263,856

General and Administrative Expenses
Hydraulic Fracturing	$3,919	$4,806
Wireline	3,098	2,675
Cementing	1,607	1,200
Power Generation	2,859	710
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	11,483	9,391
Unallocated corporate administrative expenses	11,115	13,483
Stock-based compensation	4,671	3,337
Business acquisition contingent consideration adjustments	(500)	(300)
Other general and administrative expense	—	6
Retention bonus and severance expense	385	1,715
Total consolidated general and administrative expenses	$27,154	$27,632

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA
Hydraulic Fracturing	$37,044	$68,340
Wireline	13,651	10,473
Cementing	2,118	8,066
Power Generation	(5,305)	(710)
Total Adjusted EBITDA for reportable segments	47,508	86,169
Unallocated corporate administrative expenses	(11,115)	(13,483)
Depreciation and amortization	(40,614)	(48,681)
Interest expense	(2,664)	(1,730)
Income tax benefit (expense)	5,672	(1,112)
Gain (loss) on disposal of assets	740	(9,746)
Stock-based compensation	(4,671)	(3,337)
Business acquisition contingent consideration adjustments	500	300
Other income, net (1)	1,386	2,943
Other general and administrative expense, net	—	(6)
Retention bonus and severance expense	(385)	(1,715)
Net (loss) income	$(3,643)	$9,602

	March 31, 2026	December 31, 2025
Assets
Hydraulic Fracturing	$863,070	$841,180
Wireline	173,346	162,225
Cementing	83,639	69,396
Power Generation	273,453	201,481
Total assets for reportable segments	1,393,508	1,274,282
Unallocated corporate assets	15,902	16,608
Total assets	$1,409,410	$1,290,890
(1)Other income for the three months ended March 31, 2026 is primarily comprised of interest income of $1.1 million, tax refunds (net of advisory fees) totaling $0.2 million and $0.1 million of other income. Other income for the three months ended March 31, 2025 is primarily comprised of true-up workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, $0.2 million unrealized gain on short-term investment and $1.0 million of other income.
Note 7 - Net (Loss) Income Per Share
Basic net income per common share is computed by dividing the net (loss) income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance share units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of preferred stocks (if any) calculated using the if-converted method.
The table below shows the calculations for the three months ended March 31, 2026 and 2025 (in thousands, except for per share data):

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Net (Loss) Income Per Share (Continued)

	Three Months Ended March 31,
	2026	2025
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(3,643)	$9,602

Denominator
Denominator for basic (loss) income per share	$116,912	$103,319
Dilutive effect of stock options	—	—
Dilutive effect of performance share units	—	564
Dilutive effect of restricted stock units	—	1,235
Denominator for diluted (loss) income per share	$116,912	$105,118

Basic (loss) income per common share	$(0.03)	$0.09
Diluted (loss) income per common share	$(0.03)	$0.09
As shown in the table below, the following stock options, RSUs and PSUs have not been included in the calculation of diluted income (loss) per common share for the three months ended March 31, 2026 and 2025 because they will be anti-dilutive to the calculation of diluted net income per common share:

(in thousands)	Three Months Ended March 31,
	2026	2025
Stock options	161	171
Restricted stock units	—	—
Performance share units	196	167
Total	357	338
Note 8 - Share Repurchase Program
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program initially authorized on May 17, 2023. As extended, the share repurchase program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the share repurchase program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the share repurchase program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases using cash on hand and expected free cash flow to be generated through December 2026. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations applies to our share repurchase program.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional-paid-in capital, and will continue to do so until additional paid-in-capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three months ended March 31, 2026, the Company made no share repurchases under the share repurchase program and had no accruals for the share repurchase excise tax as of March 31, 2026. As of March 31, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Stock-Based Compensation
In May 2023, our stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "A&R 2020 Incentive Plan") and in May 2025, approved the Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "Second A&R 2020 Incentive Plan"), which had been previously approved by the Board. The Second A&R 2020 Incentive Plan became effective on May 20, 2025, and replaced the A&R 2020 Incentive Plan.
Stock Options
There were no new stock option grants during the three months ended March 31, 2026. As of March 31, 2026, the aggregate intrinsic value of our outstanding and exercisable stock options was $0.1 million. No stock options were exercised during the three months ended March 31, 2026. The weighted average remaining contractual term for the outstanding and exercisable stock options as of March 31, 2026 was approximately 1.0 year.
A summary of the stock option activity for the three months ended March 31, 2026 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	161	$14.00
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2026	161	$14.00
Exercisable at March 31, 2026	161	$14.00
Restricted Stock Units
During the three months ended March 31, 2026, we granted 1,260,630 RSUs to employees, officers and directors pursuant to the Second A&R 2020 Incentive Plan. RSUs granted to employees and officers generally vest ratably over a three-year vesting period, with certain grants associated with retention awards or awards associated with changes in role (i.e. promotions) utilizing a shorter vesting period as permitted by the Second A&R 2020 Incentive Plan. RSUs granted to directors generally vest in full after one year. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to the fair market value of one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of March 31, 2026, the total unrecognized compensation expense for all RSUs was approximately $25.7 million, and is expected to be recognized over a weighted average period of approximately 2.0 years.
The following table summarizes RSUs activity during the three months ended March 31, 2026 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,878	$7.56
Granted	1,261	$12.13
Vested	(1,065)	$7.85
Forfeited	(20)	$8.11
Canceled	—	$—
Outstanding at March 31, 2026	3,054	$9.34

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)
Performance Share Units
During the three months ended March 31, 2026, we granted 534,576 PSUs to certain key employees and officers as new awards under the Second A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock. The actual number of shares of common stock that may be issued under the majority of our PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group of comparable companies ("Peer Group"), generally at the end of a three-year period. In addition to the TSR conditions, vesting of these PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. The grant date fair value of the TSR PSUs is determined using a Monte Carlo simulation. The Company also granted a small number of PSUs that vest with respect to 50% of the target number of PSUs granted upon the attainment of the first performance hurdle and the remaining 50% (for a total of 100% of the target number of PSUs granted) upon the attainment of the second performance hurdle. The recipients of these awards have a period of up to four years to achieve the requisite performance. In addition to the applicable performance hurdles, vesting of these PSUs is generally also subject to the recipient’s continued employment through the end of an 18-month period for 50% of the award and a 24-month period for the remainder of the award. The grant date fair value of these PSUs is based on the closing share price of our common stock on the date of grant. Compensation expense for all PSUs is recorded ratably over the corresponding requisite service period. Grant recipients do not have any shareholder rights until performance has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the three months ended March 31, 2026 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2026	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at March 31, 2026
2023	363	—	(363)	—	—
2024	528	—	—	—	528
2025	947	—	—	—	947
2026	—	535	—	—	535
Total	1,838	535	(363)	—	2,010
Weighted Average Fair Value Per Share	$10.24	$15.99	$14.40	$—	$11.01
The total stock-based compensation expense for the three months ended March 31, 2026 and 2025 for all stock awards was $4.7 million and $3.3 million, respectively, and the associated tax benefit related thereto was $1.0 million and $0.7 million, respectively. The total unrecognized stock-based compensation expense as of March 31, 2026 was approximately $41.6 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.
Note 10 - Related-Party Transactions
Operations and Maintenance Yards
The Company previously rented three yards from an entity in which a director of the Company has an equity interest, and incurred rent expense of $0.02 million, $0.02 million and $0.01 million, respectively, during the three months ended March 31, 2025. These agreements expired in the third quarter of 2025, resulting in no rent expense during the three months ended March 31, 2026 .
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Related-Party Transactions (Continued)
On April 22, 2024, we entered into a sub-agreement for Hydraulic Fracturing Services with XTO Energy Inc. ("XTO"), a wholly owned subsidiary of ExxonMobil, pursuant to which we agreed to provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets and the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a certain number of contracted hours with respect to each fleet, subject to certain termination and release rights. We expect this agreement will expire in late 2026. At this time, we do not expect such agreement to be renewed or extended and, if we are not able to procure additional work from XTO, we will be required to redeploy the equipment associated with the affected fleets with other customers.
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for approximately $71.9 million and $73.0 million of our total revenue for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to approximately $83.4 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0. As of December 31, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $51.2 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable was secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable was to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029, but was fully repaid with interest in December 2025. Prior to full repayment, the note receivable was considered subordinated financial support to Big 4 and represented a variable interest to the Company in Big 4. We recorded interest income of $0.3 million for the three months ended March 31, 2025, which is included in our condensed consolidated statement of operations under other income. Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 11 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets (the “Electric Fleet Leases”), facilities and office spaces. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities and office spaces because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate change. Our operating leases have remaining lease terms of approximately 0.7 years to 4.4 years as of March 31, 2026. Our operating leases have renewal options ranging from none to three renewal options of up to one year each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period. However, in management's judgment the exercise of either the renewal options or the purchase options were not reasonably assured for any operating lease at lease commencement. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office spaces are included in our Wireline and Power Generation reportable segments and our corporate administrative function.
Our total operating lease right-of-use assets were as follows:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)

(in thousands)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets - cost	$206,528	$206,518
Operating lease right-of-use assets - accumulated amortization	(121,735)	(106,731)
Operating lease right-of-use assets - net	$84,793	$99,787
Finance Leases
Description of Leases
We have a three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment. In addition to the contractual lease period, the Power Equipment Lease includes an optional renewal for one year, and in management's judgment, the exercise of the renewal option is not reasonably assured. The Power Equipment Lease does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change. The right-of-use assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment.
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
In February 2026, we entered into a lease contract for a facility for a term of 2.8 years and no renewal option at the end of the term. We did not account for land separately from buildings under this facility lease because we concluded that the accounting effect was insignificant. The contract does not include a residual value guarantee, covenants or financial restrictions. Further, this facility lease does not contain variability in payments resulting from either an index change or rate change. The right-of-use assets and liabilities under this contract are included in our Wireline reportable segment. We accounted for this facility lease as a finance lease. This conclusion resulted from the existence of the right to control the use of the assets throughout the lease term and the present value of lease payments being equal to or in excess of substantially all of the fair value of the underlying assets.
Our total finance lease right-of-use assets were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Finance lease right-of-use assets - cost	$53,576	$53,292
Finance lease right-of-use assets - accumulated amortization	(47,230)	(42,655)
Finance lease right-of-use assets - net	$6,346	$10,637

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Lease Costs
The components of lease costs are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$16,222	$15,731

Finance lease cost:
Amortization of right-of-use assets	$4,575	$4,849
Interest on lease liabilities	197	524
Total finance lease cost	$4,772	$5,373

Variable lease cost	$1,108	$904
Short-term lease cost	$81	$237
Short-Term Leases
We elected the practical expedient option, consistent with FASB ASC Topic 842, Leases, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of FASB ASC Topic 360, Property, Plant, and Equipment, to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0 and $0 during the three months ended March 31, 2026 and 2025, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets cost related to our Electric Fleet Leases.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$11,951	$11,567
Operating cash flows from finance lease	197	523
Financing cash flows from finance lease	4,789	4,705
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	—	11,307
Finance lease (2)	$284	$—
(1)Represents noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases during the three months ended March 31, 2025.
(2)Represents noncash finance lease obligations arising from obtaining right-of-use assets related to a facility lease during the three months ended March 31, 2026.
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)

	March 31, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	2.0 years	2.2 years
Finance leases	0.5 years	0.6 years
Weighted average discount rate:
Operating leases	6.6%	6.6%
Finance leases	7.2%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of March 31, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$35,475	$7,880
2027	23,545	108
2028	12,122	99
2029	1,150	—
2030	741	—
Total undiscounted future lease payments	73,033	8,087
Less: amount representing interest	(4,543)	(151)
Present value of future lease payments (lease obligation)	$68,490	$7,936
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
Stonebriar Equipment Lease Facility
On December 29, 2025, we entered into an Interim Funding Agreement (the "Interim Funding Agreement") and a Master Lease Agreement (the "Master Lease Agreement," and together with the Interim Funding Agreement, the "Stonebriar Equipment Lease Facility") with Stonebriar Commercial Finance LLC ("Stonebriar") for the right, but not the obligation, to fund up to $350.0 million of purchases of power generator equipment for our PROPWRSM business line. Under the Interim Funding Agreement, Stonebriar provides funding to finance down payments and progress payments owing to equipment suppliers. Monthly rent under the Interim Funding Agreement is based on the unpaid balance of the aggregate amounts advanced under the Interim Funding Agreement and not yet converted to a lease schedule under the Master Lease Agreement, times a per annum lease rate factor equal to sum of 1-Month SOFR plus 6.25%. Upon delivery and acceptance of a power generator, amounts outstanding under the Interim Funding Agreement with respect to such equipment shall be converted into a lease schedule under the Master Lease Agreement. Stonebriar will hold legal title to such leased equipment. The lease term for each item of equipment will be 84 months, and the rental payment amounts will be based on the equipment cost times a lease rate

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
factor set forth in the applicable lease schedule. With respect to the leased equipment, PROPWRSM will have certain early termination and purchase options at various points during the lease, as set forth in the Master Lease Agreement and related lease schedule for such equipment. Upon exercise of such rights and payment of the required amounts, PROPWRSM would acquire legal title to such equipment. The Interim Funding Agreement expires on December 31, 2028, or earlier if the full amount of the facility is funded before this date.
The origination costs relating to the Stonebriar Equipment Lease Facility will be classified as an asset in our consolidated balance sheet until leases are executed, at which time the amounts that correspond to the proportion of funding obtained compared to the total funding originally available under the facility will be recognized as initial direct costs for such leases. As of March 31, 2026, we had no leases and no outstanding lease liability amounts under the Stonebriar Equipment Lease Facility.
Note 12 - Equity
In January 2026, the Company sold 17.25 million shares of its common stock in an underwritten public offering for $10.00 per share, pursuant to an effective shelf registration statement on Form S-3 filed with the SEC, including shares sold pursuant to the option granted to the underwriters to purchase up to an additional 2.25 million shares of our common stock (the "2026 Common Stock Offering"). The Company received approximately $163.4 million in net proceeds from this sale after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this sale for general corporate purposes, including to fund growth capital for additional power generation equipment.
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWRSM business line, with a total remaining commitment (after our initial down payment and payments financed under the Caterpillar Equipment Loan Agreement) of approximately $39.7 million, of which $38.1 million will be financed under the Caterpillar Equipment Loan Agreement. Under the Caterpillar Equipment Loan Arrangement, we have incurred interim loans and term loans with outstanding amounts of $15.4 million and $96.6 million, respectively, as of March 31, 2026, related to funding for equipment under construction and equipment received. See "Note 5. Interim and Long-Term Debt." We expect to receive the remaining equipment currently on order under these arrangements from the second quarter through the third quarter of fiscal year 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWRSM business line, with a total remaining commitment of approximately $247.8 million. We expect to receive the remaining equipment currently on order under these arrangements from the middle of fiscal year 2026 through the end of fiscal year 2027.
The total remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $65.9 million. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $7.8 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $7.4 million. See "Note 11. Leases" for further details on these leases.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on a predetermined fixed minimum volumes, otherwise certain shortfall fees will be charged. The shortfall fee represents prepayments and potential liquidated damages and is a fixed price per ton of unpurchased volumes. Any shortfall fees paid will be first credited towards certain future sand purchases and any remaining unutilized amounts will be considered liquidated damages. Our existing agreements with the Sand Suppliers expire at different times on or before May 31, 2029. We had no take-or-pay commitments with our Sand Suppliers as of March 31, 2026. During the three months ended March 31, 2026 and 2025, no shortfall fees representing liquidated damages were recorded.
The Stonebriar Equipment Lease Facility requires us to pay an unused commitment fee of 0.5% of any unused portion of the lessor’s $350.0 million funding commitment at December 31, 2028. The maximum amount we may owe for this fee is $1.8 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

As of March 31, 2026 and December 31, 2025, the Company had issued letters of credit of approximately $11.1 million and $8.6 million, respectively, under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. As of March 31, 2026, the audit was substantially complete and the Company accrued an estimated settlement expense of $6.0 million.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. As of March 31, 2026, the audit was nearing completion and the Company accrued an estimated settlement expense of $0.8 million.
In February 2026, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax for a period of up to four years. As of March 31, 2026, the audit had not commenced.

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
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4, which is solely owned by a former employee, as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable was secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from the entity. The note receivable was to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029, but was fully repaid with interest in December 2025. We evaluated our note receivable from Big 4 for VIEs in accordance with FASB ASC Topic 810, Consolidation. The Company held a variable interest in Big 4 and Big 4 was a VIE due to its lack of sufficient equity to finance its operations without additional subordinated financial support from the Company. The note receivable from Big 4 was considered subordinated financial support and represented a variable interest to the Company in Big 4 prior to full repayment. Assets and liabilities related to the Company’s variable interest in Big 4 included in the Company’s condensed consolidated balance sheets were limited to the unpaid balance of the note receivable and any accrued interest prior to full repayment. The Company’s maximum exposure to loss as a result of its involvement with Big 4 was also limited to the unpaid balance of the note receivable and any accrued interest prior to full repayment. The consolidation of Big 4 was not required prior to full repayment of the note receivable as the Company was not the primary beneficiary of this VIE and we did not have the power to direct the activities that most significantly impacted Big 4’s economic performance. We consider such activities to include performing customer contract obligations, maintaining and establishing customer relationships, and managing costs, among other operational activities. We did not have any control over such activities. Such power is held by Big 4’s sole owner. We accounted for the note receivable (our variable interest) at amortized cost.
Note 15 - Subsequent Event
On April 28, 2026, ProPetro Energy Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("PROPWR"), entered into a strategic framework agreement with Caterpillar Inc., a Delaware corporation ("Caterpillar"), under which PROPWR agreed to purchase approximately 1.5 gigawatts of incremental power generation assets, subject to certain termination rights of PROPWR and Caterpillar. Under the framework agreement, we have a minimum purchase obligation at signing of approximately $1,106.0 million subject to adjustments including annual escalations, taxes and tariffs, not inclusive of balance of plant, as well as the option to acquire up to an additional approximate 600 megawatts over a period of five years ending December 31, 2031.

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
Overview
We are a leading integrated energy service company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline and other complementary energy and power generation services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American oil and natural gas resources. Our operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region. Through our subsidiary, ProPetro Energy Solutions, LLC, ("PROPWR"), we provide turnkey power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers using mobile power generation equipment installed at customers’ sites.
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 66.1% of our total revenues and operations as of March 31, 2026. Our total available hydraulic horsepower ("HHP") as of March 31, 2026, was 1,254,500 HHP, which was comprised of 447,500 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment and 495,000 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our completions equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases which commenced in 2023 and 2024 for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP (collectively the "Electric Fleet Leases"). The equipment under these leases represent all of our FORCE® electric-powered equipment. We currently have 28 wireline units and 29 cementing units.
In December 2024, we formed PROPWR to provide power generation services and represent our Power Generation operating segment. This subsidiary began revenue-generating activities during the third quarter of fiscal year 2025 and has entered into contractual arrangements with equipment manufacturers to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets, reciprocating engines, auxiliary equipment and battery energy storage solution equipment. We have received certain units of this equipment and anticipate all remaining ordered units will be delivered by year-end 2027. As of March 31, 2026, we had total committed capacity of approximately 240 megawatts and total delivered or on-order generation capacity of approximately 550 megawatts, split approximately 70% and 30% between high-efficiency reciprocating engine generators and low emissions modular turbines, respectively. We continue to actively negotiate additional contracts amid increasing demand for power solutions and to explore various financing alternatives for our power equipment.
We primarily provide hydraulic fracturing, wireline and cementing completion services to E&P companies in the Permian Basin and power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers. We compete against different companies in each service and product line we offer. The markets in which we operate are highly competitive. To be successful, an energy services company must provide services and equipment that meet the specific needs of oil and natural gas E&P companies at competitive prices. Competitive factors impacting sales of our services are price, reputation, technical expertise, emissions profile, service and equipment design quality, and health and safety standards. Although we believe our customers consider all of these factors, we believe price is a key factor in E&P companies' criteria in choosing a service provider. However, we have recently observed the energy industry and our customers shift to lower emissions equipment, which we believe will be an increasingly important factor in an E&P company's selection of a service provider. The transition to lower emissions equipment has been challenging for companies in the energy service industry because of the capital requirements, lack of large scale deployment of certain new technology such as electric-powered equipment, and the pricing of our services and expected return on invested capital. While we seek to price our services competitively, we believe many of our customers elect to work with us based on our operational efficiencies, productivity, equipment quality and technology, reliability, ability to manage multifaceted logistics challenges, commitment to safety and the ability of our people to handle the most complex Permian Basin well completions and power generation challenges.
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
Our Hydraulic Fracturing, Wireline, Cementing and Power Generation operating segments meet the criteria of a reportable segment. Prior to the third quarter of fiscal year 2025, our Power Generation segment did not meet the quantitative thresholds for a reportable segment. Accordingly, it was shown in the "All Other" category. Effective as of the third quarter of fiscal year 2025, Power Generation is shown as a reportable segment since it meets the criteria of a reportable segment. Additionally, our corporate administrative activities do not involve business activities from which they may earn revenues. As a result, corporate administrative expenses and intersegment revenue have been included under "Reconciling Items." Corporate administrative expenses are included in the reconciliation of net (loss) income to Adjusted EBITDA below. Prior period segment information has been revised to conform to our current presentation. For additional financial information on our reportable segments presentation, see "Note 6 - Reportable Segment Information."
Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash. In May 2024, Pioneer merged with and into a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
On April 22, 2024, we entered into a sub-agreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil ("XTO"), pursuant to which we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets and the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a certain number of contracted hours with respect to each fleet, subject to certain termination and release rights. We expect this agreement will expire in late 2026. At this time, we do not expect such agreement to be renewed or extended and, if we are not able to procure additional work from XTO, we will be required to redeploy the equipment associated with the affected fleets with other customers.
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
The geopolitical and macroeconomic consequences of the war between Israel, Iran and the United States has contributed to significant volatility in crude oil prices, with the spot price per barrel of the West Texas Intermediate ("WTI") average crude oil price increasing to approximately $91 per barrel in March 2026 compared to approximately $58 per barrel in December 2025 as a result of disruptions to crude oil production the Middle East and global shipping constraints. In addition, the war between Russia and Ukraine, including the associated sanctions, events in Venezuela and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. Additionally, we have recently experienced a decrease in the Permian Basin rig count to 247 at the end of 2025 and a further decrease to 242 at the end of March 2026, according to the Baker Hughes Company, which resulted in less predictable demand for completion services and pressure on pricing of our services.

Sustained levels of high inflation likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, further volatility in crude oil prices, or potential changes in United States’ trade policy, including the imposition of tariffs and the resulting consequences, would negatively impact our business, financial condition and results of operations.
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
If the Permian Basin rig count and market conditions improve, including improved pricing for our services and labor availability, and we are able to meet our customers' lower emissions equipment demands, we believe our operational and financial results will also improve. If the rig count or market conditions decline or do not improve in the future, and we are unable to increase our pricing or pass-through future cost increases to our customers, there could be a material adverse impact on our business, results of operations, and cash flows.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended March 31, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$179,330	$61,800	$27,800	$2,213	$(458)	$270,685
Adjusted EBITDA	$37,044	$13,651	$2,118	$(5,305)	$(11,115)	$36,393
Depreciation and amortization	$32,471	$4,940	$2,033	$1,156	$14	$40,614
Operating lease expense on FORCE® fleets (1)	$15,758	$—	$—	$—	$—	$15,758
Capital expenditures incurred	$11,262	$1,985	$295	$71,486	$—	$85,028
Goodwill March 31, 2026	$920	$—	$—	$—	$—	$920
Total assets March 31, 2026 (2)	$863,070	$173,346	$83,639	$273,453	$15,902	$1,409,410

	Three Months Ended March 31, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$269,399	$53,442	$36,633	$—	$(58)	$359,416
Adjusted EBITDA	$68,340	$10,473	$8,066	$(710)	$(13,483)	$72,686
Depreciation and amortization	$41,301	$5,427	$1,930	$—	$23	$48,681
Operating lease expense on FORCE® fleets (1)	$15,339	$—	$—	$—	$—	$15,339
Capital expenditures incurred	$16,338	$2,184	$1,831	$18,300	$—	$38,653
Goodwill December 31, 2025	$920	$—	$—	$—	$—	$920
Total assets December 31, 2025 (2)	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations and is included in Adjusted EBITDA.
(2)Total assets under “Reconciling Items” comprise cash on hand, certain property, equipment and operating lease right-of-use assets pertaining to our corporate administrative activities.

A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(3,643)	$9,602
Depreciation and amortization	40,614	48,681
Interest expense	2,664	1,730
Income tax expense (benefit)	(5,672)	1,112
Loss (gain) on disposal of assets	(740)	9,746
Stock-based compensation	4,671	3,337
Business acquisition contingent consideration adjustments	(500)	(300)
Other income, net (1)	(1,386)	(2,943)
Other general and administrative expense, net	—	6
Retention bonus and severance expense	385	1,715
Adjusted EBITDA	$36,393	$72,686
(1)Other income for the three months ended March 31, 2026 is primarily comprised of interest income of $1.1 million, tax refunds (net of advisory fees) totaling $0.2 million and $0.1 million of other income. Other income for the three months ended March 31, 2025 is primarily comprised of true-up workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, $0.2 million unrealized gain on short-term investment and $1.0 million of other income.

Results of Operations
As of March 31, 2026, we conducted our business through four operating segments: Hydraulic Fracturing, Wireline, Cementing, and Power Generation.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended March 31,		Change Increase (Decrease)
	2026	2025	$	%
Revenue
Hydraulic Fracturing	$179,330	$269,399	$(90,069)	(33.4)%
Wireline	61,800	53,442	8,358	15.6%
Cementing	27,800	36,633	(8,833)	(24.1)%
Power Generation	2,213	—	2,213	100.0%
Elimination of intersegment service revenue	(458)	(58)	(400)	(689.7)%
Total revenue	270,685	359,416	(88,731)	(24.7)%

Cost of services (1)
Hydraulic Fracturing	138,367	196,253	(57,886)	(29.5)%
Wireline	45,051	40,294	4,757	11.8%
Cementing	24,075	27,367	(3,292)	(12.0)%
Power Generation	4,659	—	4,659	100.0%
Elimination of intersegment cost of services	(458)	(58)	(400)	(689.7)%
Total cost of services	211,694	263,856	(52,162)	(19.8)%

General and administrative expense (2)	27,154	27,632	(478)	(1.7)%
Depreciation and amortization	40,614	48,681	(8,067)	(16.6)%
Loss (gain) on disposal of assets	(740)	9,746	(10,486)	107.6%
Interest expense	2,664	1,730	934	54.0%
Other income, net	(1,386)	(2,943)	1,557	52.9%
Income tax (benefit) expense	(5,672)	1,112	(6,784)	610.1%
Net (loss) income	$(3,643)	$9,602	$(13,245)	137.9%

Adjusted EBITDA (3)	$36,393	$72,686	$(36,293)	(49.9)%
Adjusted EBITDA margin (3)	13.4%	20.2%	(6.8)%	(33.7)%
Net (loss) income margin (4)	(1.3)%	2.7%	(4.0)%	(148.1)%

Hydraulic Fracturing segment results of operations:
Revenue	$179,330	$269,399	$(90,069)	(33.4)%
Cost of services	$138,367	$196,253	$(57,886)	(29.5)%
Adjusted EBITDA (5)	$37,044	$68,340	$(31,296)	(45.8)%
Adjusted EBITDA margin (5)	20.7%	25.4%	(4.7)%	(18.5)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(4)Net (loss) income margin reflects our net (loss) income as a percentage of our revenue.

(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues.    Revenues decreased 24.7%, or $88.7 million, to $270.7 million during the three months ended March 31, 2026, as compared to $359.4 million during the three months ended March 31, 2025. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment revenues decreased 33.4%, or $90.1 million, to $179.3 million for the three months ended March 31, 2026, as compared to $269.4 million the three months ended March 31, 2025. The decrease was primarily attributable to decreased customer activity, reduced customer pricing, idling of fleets and inclement weather-related operational disruptions during the three months ended March 31, 2026. Intersegment revenues totaled $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Intersegment revenues were derived from our Wireline, Cementing and Power Generation segments for the three months ended March 31, 2026, and from our Wireline segment for the three months ended March 31, 2025.
Wireline. Our Wireline segment revenues increased 15.6% or $8.4 million, to $61.8 million for the three months ended March 31, 2026, as compared to $53.4 million for the three months ended March 31, 2025. The increase was primarily attributable to increased customer activity and utilization.
Cementing. Our Cementing segment revenue decreased 24.1%, or $8.8 million, to $27.8 million for the three months ended March 31, 2026, as compared to $36.6 million for the three months ended March 31, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the three months ended March 31, 2026.
Power Generation. Our Power Generation segment revenue was $2.2 million for the three months ended March 31, 2026. Our Power Generation segment began revenue generating activities during the third quarter of fiscal year 2025.
Cost of Services.    Cost of services decreased 19.8%, or $52.2 million, to $211.7 million for the three months ended March 31, 2026, as compared to $263.9 million during the three months ended March 31, 2025. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment cost of services decreased $57.9 million, to $138.4 million for the three months ended March 31, 2026, as compared to $196.3 million the three months ended March 31, 2025. As a percentage of Hydraulic Fracturing segment revenues, Hydraulic Fracturing cost of services was 77.2% for the three months ended March 31, 2026, as compared to 72.8% for the three months ended March 31, 2025, driven by the absorption of fixed costs as a result of inclement weather-related operational disruptions and lower revenue during the three months ended March 31, 2026 and the impact of general cost inflation.
Wireline. Our Wireline segment cost of services increased 11.8%, or $4.8 million to $45.1 million for the three months ended March 31, 2026, as compared to $40.3 million the three months ended March 31, 2025, due to increased customer activity and the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Cementing. Our Cementing segment cost of services decreased 12.0%, or $3.3 million, to $24.1 million for the three months ended March 31, 2026, as compared to $27.4 million for the three months ended March 31, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the three months ended March 31, 2026. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
Power Generation. Our Power Generation segment cost of services was $4.7 million for the three months ended March 31, 2026. Our Power Generation segment began revenue generating activities during the third quarter of fiscal year 2025. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.04 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
General and Administrative Expenses.   General and administrative expenses decreased 1.7%, or $0.4 million, to $27.2 million for the three months ended March 31, 2026, as compared to $27.6 million for the three months ended March 31, 2025.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $4.7 million and retention bonuses and severance expenses of $0.4 million, partially offset by business acquisition contingent consideration adjustments of $0.5 million), general and administrative expenses were $22.6 million during the three months ended March 31, 2026, as compared to $22.9 million during the three months ended March 31, 2025.
Depreciation and Amortization.    Depreciation and amortization decreased 16.6%, or $8.0 million, to $40.6 million for the three months ended March 31, 2026, as compared to $48.7 million for the three months ended March 31, 2025. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of conventional Tier II hydraulic fracturing equipment sold in 2025.
Gain on Disposal of Assets.    Gain on disposal of assets decreased by 107.6%, or $10.5 million, to $0.7 million for the three months ended March 31, 2026, as compared to loss on disposal of $9.7 million for the three months ended March 31, 2025 due to lower write-offs related to the sale of conventional Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense increased 54.0% or $1.0 million to $2.7 million for the three months ended March 31, 2026, as compared to $1.7 million for the three months ended March 31, 2025. The increase was primarily attributable to the addition of loans under the Caterpillar Equipment Loan Agreement (as defined below) to support the purchase of certain mobile natural gas-fueled power generation equipment.
Other Income.    Other income was approximately $1.4 million for the three months ended March 31, 2026, compared to other income of $2.9 million for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026 is primarily comprised of interest income of $1.1 million, tax refunds (net of advisory fees) totaling $0.2 million and $0.1 million of other income. Other income for the three months ended March 31, 2025 is primarily comprised of true-up workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.3 million, $0.2 million unrealized gain on short-term investment and $1.0 million of other income.
Income Taxes.    Total income tax benefit was $5.7 million resulting in an effective tax rate of 60.9% for the three months ended March 31, 2026, as compared to income tax benefit of $1.1 million or an effective tax rate of 10.4% for the three months ended March 31, 2025. The change in income tax benefit recorded during the three months ended March 31, 2026, compared to the income tax expense recorded during the three months ended March 31, 2025, is primarily attributable to the impact of nondeductible expenses and state taxes on the pre-tax loss for 2026, compared to pre-tax income for 2025.

Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, including net proceeds of approximately $163.4 million after deducting underwriting discounts and commissions and estimated offering expenses from the 2026 Common Stock Offering (as defined below), (ii) operating cash flows, and (iii) borrowings under our Caterpillar Equipment Loan Agreement (as defined below). See "Credit Facility and Other Financing Arrangements" below. Additionally, on December 29, 2025, we entered into the Stonebriar Equipment Lease Facility to support the lease of certain mobile power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWRSM business line. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt repayments and lease payments. Our Borrowing Base (as defined below), under our ABL Credit Facility (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable and 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties, less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from customers for our services, and the amount outstanding in connection with the advance payments as of March 31, 2026 was $8.5 million, which does not include any restricted cash.
As of March 31, 2026, we had no outstanding borrowings under our ABL Credit Facility, our outstanding borrowings under our Caterpillar Equipment Loan Agreement were $112.0 million and our total liquidity was approximately $289.3 million, consisting of cash and cash equivalents of $156.6 million and $132.7 million of availability under our ABL Credit Facility.
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program initially authorized on May 17, 2023. As extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the share repurchase program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the share repurchase program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. During the three months ended March 31, 2026, the Company made no share repurchases under the share repurchase program as it prioritized the scaling of its PROPWRSM business line. The Company intends to continue to prioritize investing in its PROPWRSM business line in the near future. As of March 31, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
In January 2026, the Company sold 17.25 million shares of its common stock under an underwritten public offering for $10.00 per share, pursuant to an effective shelf registration statement on Form S-3 filed with the SEC (the "2026 Common Stock Offering"). The Company received approximately $163.4 million in net proceeds from this sale after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this sale for general corporate purposes, including to fund growth capital for additional power generation equipment.
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

Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $85.0 million during the three months ended March 31, 2026, as compared to $38.7 million during the three months ended March 31, 2025. The significant portion of our total capital expenditures incurred during the three months ended March 31, 2026 were for our power generation segment totaling $71.5 million, including $38.0 million of financed equipment purchases for this business, and maintenance capital expenditures for our completion services operations.
Our future material use of cash will be to fund our capital expenditures and to repay debt and other financing obligations. Although we intend to prioritize investing in our PROPWRSM business line in the near future, we may also use material amounts of cash to repurchase shares under our share repurchase program. Capital expenditures for 2026 are projected to be primarily related to capital expenditures to purchase power generation equipment, costs to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, potential buyout of leased FORCE® electric-powered hydraulic fracturing fleets, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements, planned conversions to lower emissions equipment and demand for our power generation services, among other factors, which could vary significantly throughout the year. We now anticipate full-year 2026 capital expenditures incurred to be between $540 million and $610 million. Of this, our completion services business is expected to account for approximately $140 million to $160 million, including approximately $40 million to $50 million related to lease buyouts for a portion of our FORCE® electric-powered hydraulic fracturing fleets if we decide to exercise our purchase options. Additionally, we expect to incur capital expenditures of approximately $400 million to $450 million for our PROPWRSM business. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWRSM business line, with a total cost of $186.6 million. The total remaining commitment (after initial down payment and financed payments) under these arrangements as of March 31, 2026 was $39.7 million, of which $38.1 million will be financed under the Caterpillar Equipment Loan Agreement (as defined below). We expect to receive the remaining equipment currently on order under these arrangements from the second quarter through the third quarter of fiscal year 2026. We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWRSM business line, with a total remaining commitment of approximately $247.8 million. We expect to receive the remaining equipment currently on order under these arrangements from the middle of fiscal year 2026 through the end of fiscal year 2027. We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment. The Company may also decide to exercise its buyout options on its leased FORCE® electric-powered hydraulic fracturing fleets at the end of their leases.
We anticipate our capital expenditures will be funded by existing cash, cash flows from operations, the Caterpillar Equipment Loan Agreement, other financing arrangements including the Stonebriar Equipment Lease Facility, and borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of March 31, 2026, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its five FORCE® electric-powered hydraulic fracturing fleets under these leases. The total estimated remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $65.9 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $7.8 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $7.4 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of March 31, 2026.

Cash and Cash Flows
The following table sets forth the historical cash flows for the three months ended March 31, 2026, and 2025:

(in thousands)
	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$2,733	$54,689
Net cash used in investing activities	$(40,863)	$(32,836)
Net cash provided by (used in) financing activities	$103,441	$(8,904)
Operating Activities
Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2026, compared to $54.7 million for the three months ended March 31, 2025. The net decrease of approximately $52.0 million was primarily due to (i) approximately $38.9 million lower net income adjusted for noncash expenses and (ii) working capital headwinds which consumed approximately $13.1 million more cash in the three months ended March 31, 2025 compared to the three months ended March 31, 2025.
Investing Activities
Net cash used in investing activities increased to $40.9 million for the three months ended March 31, 2026, from $32.8 million for the three months ended March 31, 2025. The increase was primarily attributable to a $2.5 million increase in capital expenditures, a $5.3 million decrease in proceeds from sale of assets and a $0.3 million decrease in proceeds from note receivable from sale of business.
The following table shows reconciles our capital expenditures paid to capital expenditures incurred for the periods indicated:

(in thousands)
	Three Months Ended March 31,
	2026	2025
Capital expenditures paid (1)	$43,364	$40,913
Less: Capital expenditures included in accounts payable and accrued liabilities - beginning of period	(28,095)	(14,695)
Add: Capital expenditures included in accounts payable and accrued liabilities - end of period	31,754	12,435
Add: Capital expenditures related to financed equipment purchases - end of period	38,005	—
Capital expenditures incurred (1)	$85,028	$38,653
(1)    This table reconciles cash basis capital expenditures reported in the Company's condensed consolidated statements of cash flows to accrual basis capital expenditures reported in "Note 6. - Reportable Segment Information" and below.
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

(in thousands)
	Three Months Ended March 31,
	2026	2025
Reportable Segments:
Hydraulic Fracturing	$11,262	$16,338
Wireline	1,985	2,184
Cementing	295	1,831
Power Generation	71,486	18,300
Total capital expenditures incurred	$85,028	$38,653

Cash Flows From Financing Activities
Net cash provided by financing activities was $103.4 million for the three months ended March 31, 2026, as compared to net cash used in financing activities of $8.9 million for the three months ended March 31, 2025. The net increase was primarily driven by $164.3 million of proceeds received from the 2026 Common Stock Offering and $1.5 million decrease in repayments of insurance financing, partially offset by $0.9 million of costs paid related to the 2026 Common Stock Offering, $45.0 million repayments of borrowings under the ABL Credit Facility during the three months ended March 31, 2026, $3.6 million increase in repayments of equipment financing term loans, a $1.1 million increase in payment of debt issuance costs and $2.8 million increase in tax withholdings paid for net settlement of equity awards.
Credit Facility and Other Financing Arrangements
The Company is party to the ABL Credit Facility that provides for borrowing capacity of up to $225.0 million (subject to the Borrowing Base limit), and matures on June 2, 2028.
ABL Credit Facility: Effective December 26, 2025, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, as amended in December 2025 and as may be amended further, the "ABL Credit Facility"). The amendment increased the debt basket for capital/finance leases, purchase money debt, and other similar financing facilities to $425.0 million. The Borrowing Base as of March 31, 2026, was approximately $143.8 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under a financing arrangement.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.75% to 2.25% for SOFR loans and 0.75% to 1.25% for base rate loans. The weighted average annual interest rate on our outstanding borrowings under the ABL Credit Facility for the three months ended March 31, 2026 was 5.64%.
As of March 31, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively.
Caterpillar Equipment Loan Agreement: On April 2, 2025, we entered into a financing arrangement and on February 6, 2026, we entered into an amendment to this financing arrangement with Caterpillar Financial Services Corporation (collectively, the "Caterpillar Equipment Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWRSM business line, under which the lender, Caterpillar Financial Services Corporation (an affiliate of the equipment manufacturer), will fund progress payments beyond the initial down payment on the equipment for a maximum total available amount of $157.3 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our interim loans (short-term loans) as of March 31, 2026 was 7.54%. The weighted average interest rate on our term loans (long-term loans) for the three months ended March 31, 2026 was 7.40%.

Under the Caterpillar Equipment Loan Agreement, we have incurred interim loans and term loans with outstanding amounts of $15.4 million and $96.6 million, respectively, as of March 31, 2026, related to funding for equipment under construction and equipment received. See "Note 5. Interim and Long-Term Debt." The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. The repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Stonebriar Equipment Lease Facility. On December 29, 2025, PROPWR entered into an Interim Funding Agreement and a Master Lease Agreement with Stonebriar for the right, but not the obligation, to fund up to $350.0 million of purchases of power generator equipment for our PROPWRSM business line. Under the Interim Funding Agreement, Stonebriar provides funding to finance down payments and progress payments owing to equipment suppliers. Monthly rent under the Interim Funding Agreement is based on the unpaid balance of the aggregate amounts advanced under the Interim Funding Agreement and not yet converted to a lease schedule under the Master Lease Agreement, times a per annum lease rate factor equal to sum of 1-Month SOFR plus 6.25%. Upon delivery and acceptance of a power generator, amounts outstanding under the Interim Funding Agreement with respect to such equipment are converted into a lease schedule under the Master Lease Agreement. Stonebriar will hold legal title to such leased equipment. The lease term for each item of equipment will be 84 months, and the rental payment amounts will be based on the equipment cost times a lease rate factor set forth in the applicable lease schedule. PROPWR will have certain early termination and purchase options with respect to the leased equipment at various points during the lease, as set forth in the Master Lease Agreement and related lease schedule for such equipment. Upon exercise of such rights and payment of the required amounts, PROPWR would acquire legal title to such equipment.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2026.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2026 to the methodology applied by our management for critical accounting policies previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2026 to January 31, 2026	—	$—	—	$89,152,858
February 1, 2026 to February 28, 2026	—	$—	—	$89,152,858
March 1, 2026 to March 31, 2026	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
(1)In May 2025, the Board approved a further extension of the share repurchase program initially authorized on May 17, 2023. As so extended, the share repurchase program permits the repurchase of up to $200 million of the Company's common stock through to December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1+
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

Date:	April 30, 2026	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Caleb L. Weatherl
Caleb L. Weatherl
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)