Form 10-Q
period 2026-06-30
ProPetro Holding Corp.
filed 2026-07-30
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at July 24, 2026, was 122,823,917.

PROPETRO HOLDING CORP.
-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements. Forward-looking statements are all statements other than statements of historical fact, and give our expectations or forecasts of future events as of the effective date of this Form 10-Q. Words such as "may," "could," "plan," "project," "budget," "predict," "pursue," "target," "seek," "objective," "believe," "expect," "anticipate," "intend," "estimate," "will," "should," "continue" and similar expressions are generally used to identify forward-looking statements. These statements include, but are not limited to statements about our business strategy, industry, future profitability, future capital expenditures, our fleet conversion strategy, our power generation business development strategy and our share repurchase program. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those implied or projected by the forward-looking statements. Factors that could cause our actual results to differ materially from those contemplated by such forward-looking statements include:

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
•the actions taken by the members of the Organization of the Petroleum Exporting Countries ("OPEC"), United Arab Emirates and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
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
•our ability to successfully grow our power generation business line;
•technological changes, including lower emissions energy service equipment and similar advancements;
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
-ii-

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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$783,958	$91,334
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	232,768	200,753
Inventories	23,028	13,323
Prepaid expenses	12,110	19,896
Other current assets	3,051	1,398
Total current assets	1,054,915	326,704
PROPERTY AND EQUIPMENT - net of accumulated depreciation	876,207	793,475
OPERATING LEASE RIGHT-OF-USE ASSETS	69,629	99,787
FINANCE LEASE RIGHT-OF-USE ASSETS	1,762	10,637
OTHER NONCURRENT ASSETS:
Intangible assets - net of amortization	50,751	55,476
Other noncurrent assets	6,567	4,811
Total other noncurrent assets	57,318	60,287
TOTAL ASSETS	$2,059,831	$1,290,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,178	$115,009
Accrued and other current liabilities	64,671	65,981
Interim debt - net of debt issuance costs	10,915	2,113
Current maturities of long-term debt - net of debt issuance costs	21,387	13,844
Operating lease liabilities	36,707	43,572
Finance lease liabilities	2,906	12,442
Total current liabilities	257,764	252,961
DEFERRED INCOME TAXES	55,724	63,433
LONG-TERM DEBT - net of debt issuance costs and current maturities	764,941	105,613
NONCURRENT OPERATING LEASE LIABILITIES	20,888	35,641
NONCURRENT FINANCE LEASE LIABILITIES	147	—
OTHER LONG-TERM LIABILITIES	2,942	3,400
Total liabilities	1,102,406	461,048
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 122,823,917 and 104,310,266 shares issued, respectively	123	104
Additional paid-in capital	1,037,059	897,739
Accumulated deficit	(79,757)	(68,001)
Total shareholders’ equity	957,425	829,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,059,831	$1,290,890
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE - Service revenue	$305,811	$326,151	$576,496	$685,567
COSTS AND EXPENSES
Cost of services (excluding depreciation and amortization)	233,993	253,173	445,687	517,029
General and administrative expenses (including stock-based compensation)	33,129	28,490	60,283	56,122
Depreciation and amortization	43,463	43,309	84,077	91,990
Loss (gain) on disposal of assets	(1,590)	4,346	(2,330)	14,092
Total costs and expenses	308,995	329,318	587,717	679,233
OPERATING (LOSS) INCOME	(3,184)	(3,167)	(11,221)	6,334
OTHER INCOME (EXPENSE):
Interest expense	(3,007)	(1,811)	(5,671)	(3,541)
Other income, net	4,009	195	5,395	3,138
Total other income (expense), net	1,002	(1,616)	(276)	(403)
INCOME (LOSS) BEFORE INCOME TAXES	(2,182)	(4,783)	(11,497)	5,931
INCOME TAX (EXPENSE) BENEFIT	(5,931)	(2,372)	(259)	(3,484)
NET (LOSS) INCOME	$(8,113)	$(7,155)	$(11,756)	$2,447

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.07)	$(0.07)	$(0.10)	$0.02
Diluted	$(0.07)	$(0.07)	$(0.10)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	122,714	103,900	119,829	103,611
Diluted	122,714	103,900	119,829	104,920

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2026	104,310	$104	$897,739	$(68,001)	$829,842
Stock-based compensation cost	—	—	4,671	—	4,671
Issuance of common stock under public equity offering	17,250	17	164,289	—	164,306
Costs related to issuance of common stock under public equity offering	—	—	(932)	—	(932)
Issuance of equity awards, net	1,057	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,571)	—	(5,571)
Net loss	—	—	—	(3,643)	(3,643)
BALANCE - March 31, 2026	122,617	$122	$1,060,195	$(71,644)	$988,673
Stock-based compensation cost	—	—	5,950	—	5,950
Costs related to issuance of common stock under public equity offering	—	—	(272)	—	(272)
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	(28,879)	—	(28,879)
Issuance of equity awards, net	207	1	91	—	92
Tax withholdings paid for net settlement of equity awards	—	—	(26)	—	(26)
Net loss	—	—	—	(8,113)	(8,113)
BALANCE - June 30, 2026	122,824	$123	$1,037,059	$(79,757)	$957,425

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2025	102,995	$103	$884,995	$(68,825)	$816,273
Stock-based compensation cost	—	—	3,337	—	3,337
Issuance of equity awards, net	789	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(2,723)	—	(2,723)
Net income	—	—	—	9,602	9,602
BALANCE - March 31, 2025	103,784	$104	$885,608	$(59,223)	$826,489
Stock-based compensation cost	—	—	4,733	—	4,733
Issuance of equity awards, net	184	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(94)	—	(94)
Net income (loss)	—	—	—	(7,155)	(7,155)
BALANCE - June 30, 2025	103,968	$104	$890,247	$(66,378)	$823,973

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,756)	$2,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84,077	91,990
Deferred income tax expense	258	3,531
Amortization of deferred debt issuance costs	941	216
Stock-based compensation	10,621	8,070
Loss (gain) on disposal of assets	(2,330)	14,092
Unrealized gain on short-term investment	—	(314)
Business acquisition contingent consideration adjustments	(500)	(400)
Changes in operating assets and liabilities:
Accounts receivable	(32,016)	(14,731)
Other current assets	(1,459)	(1,903)
Inventories	(9,705)	(220)
Prepaid expenses	7,786	6,191
Accounts payable	16,855	2,461
Accrued and other current liabilities	6,007	(2,527)
Net cash provided by operating activities	68,779	108,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,722)	(78,044)
Proceeds from sale of assets	5,509	8,676
Proceeds from note receivable from sale of business	—	844
Net cash used in investing activities	(99,213)	(68,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facility borrowings	(45,000)	—
Repayments of equipment financing term loans	(8,281)	—
Payments of finance lease obligations	(9,671)	(9,231)
Repayments of insurance financing	—	(2,979)
Payment of debt issuance costs	(24,741)	(425)
Proceeds from issuance of convertible senior notes	690,000	—
Purchase of capped calls related to convertible senior notes	(36,846)	—
Proceeds from issuance of common stock under public equity offering	164,306	—
Payment of costs related to issuance of common stock under public equity offering	(1,204)	—
Proceeds from exercise of equity awards	92	—
Tax withholdings paid for net settlement of equity awards	(5,597)	(2,816)
Payment of excise tax on share repurchases	—	(531)
Net cash provided by (used in) financing activities	723,058	(15,982)
NET INCREASE IN CASH AND CASH EQUIVALENTS	692,624	24,397
CASH AND CASH EQUIVALENTS - Beginning of period	91,334	50,443
CASH AND CASH EQUIVALENTS - End of period	$783,958	$74,840
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid - net of amounts capitalized	$5,335	$3,472
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$18,675	$29,136
Equipment purchases financed and corresponding issuances of loans	$60,370	$18,910
Leasehold improvements financed by operating lease landlord	$—	$350
Deferred tax asset recognized on purchase of capped calls	$7,967	$—
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
Our power generation arrangements involve providing turnkey power generation services to oil and gas producers and non-oil and gas applications such as data centers and general industrial projects using mobile power generation equipment installed at customers’ sites. The Company evaluates whether the use of its power generation equipment installed at customers’ sites to provide power generation services represents a lease in accordance with FASB ASC Topic 842, Leases. As discussed further in "Note 11 - Leases", for power generation equipment installed at customers’ sites in conjunction with providing power

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
generation services, the Company accounts for lease and nonlease components of power generation arrangements as a single performance obligation and accounts for the combined component in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, since power generation services (nonlease components) represent the predominant component. The Company accounts for revenue earned in the form of variable consideration related to power generation output in accordance with the guidance on variable consideration in FASB ASC Topic 606. The Company recognizes its power services revenues over time based on the agreed fixed transaction price and the greater of actual output of power produced or the minimum agreed quantity of output, and any variable consideration from output of power produced in excess of the minimum agreed quantity of output. The Company recognizes revenue related to other ancillary services over time as customers simultaneously receive and consume the benefits.
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
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers.
The table below shows a summary of accounts receivable:

(in thousands)
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Amounts billed to customers - net of allowance for credit losses	$164,986	$171,812	$153,545	$148,783
Accrued revenue (unbilled receivable)	67,782	28,941	57,180	47,211
Total accounts receivable - net of allowance for credit losses	$232,768	$200,753	$210,725	$195,994

Transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations (1)	$38,835	$31,558	$24,727	$38,708
(1)The remaining performance obligation at June 30, 2026 is expected to be completed and recognized as revenue within one month following the current period balance sheet date. The remaining performance obligations at the remaining dates were recorded as revenue within one month following those dates.
Allowance for Credit Losses
As of June 30, 2026, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
The table below shows a summary of allowance for credit losses:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$—
Provision for credit losses during the period	—	—	—	—
Write-off during the period	—	—	—	—
Ending balance	$—	$—	$—	$—
Contract Assets and Liabilities
Contract assets include amounts billed to customers and accrued revenue discussed in the "Accounts Receivable" section above and costs incurred to fulfill contracts with customers for our power generation services which are initially capitalized as assets and are presented in other current assets or other noncurrent assets in our condensed consolidated balance sheets. Costs incurred to fulfill contracts with customers are amortized to other direct costs within cost of services in our condensed consolidated statements of operations on a straight-line basis over a period from the inception of service or the occurrence of the cost, whichever comes last, to the end of the contracted term for power generation services. We believe that the straight-line method is consistent with the pattern of revenue recognition for contracted power generation services. As of June 30, 2026, we had incurred costs to fulfill contracts with customers of $2.4 million in other current assets and $0.1 million in other noncurrent assets. As of December 31, 2025, June 30, 2025, and December 31, 2024, we had no assets related to costs incurred to fulfill contracts with customers. We recognized $0.2 million and $0.3 million, respectively, of amortization to other direct costs for the three and six months ended June 30, 2026.
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
The table below shows a summary of our contract liabilities:

(in thousands)
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash advances and upfront payments received from customers - outstanding balance (1)	$7,380	$8,104	$8,333	$11,823

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized from cash advances and upfront payments received balances outstanding at the beginning of period	$1,645	$1,381	$3,319	$3,124
(1)These balances are included in accrued and other current liabilities in our condensed consolidated balance sheets and are accounted for under FASB ASC Topic 606, Revenue from Contracts with Customers. The Company expects to recognize the amount outstanding as of June 30, 2026 as revenue within one year following the current period balance sheet date.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Convertible Notes
On May 7, 2026, we issued $690.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2031 (the "Convertible Notes") pursuant to a private placement (the "Notes Offering"). Our Convertible Notes are classified as convertible debt instruments recorded as liabilities in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options, and are initially recognized at their principal amount, net of debt issuance costs and any discounts. Debt issuance costs and discounts are amortized to interest expense over the term of the instrument using the effective interest method. We evaluate each instrument to determine its classification as debt or equity and assess whether embedded features, such as conversion options, require bifurcation and separate accounting as derivatives under FASB ASC Topic 815-15, Embedded Derivatives. Bifurcation is required if these features are not clearly and closely related to the host contract and do not meet the scope exception criteria under FASB ASC Topic 815-40, Contracts in Entity's Own Equity. Upon conversion, the carrying amount of the debt is reduced, and the settlement is accounted for based on the terms of the instrument, which may include issuance of common stock, cash payment, or a combination thereof. Interest expense includes special interest and additional interest, if any, and the amortization of debt issuance costs and discounts.
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization related to cost of services	$41,095	$40,926	$79,341	$87,223
Depreciation and amortization related to general and administrative expenses	2,368	2,383	4,736	4,767
Total depreciation and amortization	$43,463	$43,309	$84,077	$91,990
Income Taxes
For the three and six months ended June 30, 2026, we utilized the discrete effective tax rate method as allowed by FASB ASC Topic 740-270-30-18, Income Taxes - Interim Reporting to calculate the interim tax provision. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate is not reliable because small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. For the three and six months ended June 30, 2025, the annual effective tax rate method was utilized.
Total income tax expense was $5.9 million on pre-tax loss resulting in an effective tax rate of (271.8)% for the three months ended June 30, 2026, as compared to income tax expense of $2.4 million on pre-tax loss or an effective tax rate of (49.6)% for the three months ended June 30, 2025. The change in income tax expense recorded during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is primarily attributable to the impact of nondeductible expenses and state taxes on pre-tax book loss for 2026, compared to 2025. Total income tax expense was $0.3 million on pre-tax loss resulting in an effective tax rate of (2.3)% for the six months ended June 30, 2026, as compared to income tax expense of $3.5 million on pre-tax income or an effective tax rate of 58.7% for the six months ended June 30, 2025. The change in income tax expense recorded during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on pre-tax loss for 2026, as compared to pre-tax income in 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law in the United States. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, changes to limitations on deductions for interest expense and acceleration of fixed asset depreciation. These provisions did not have a material impact on the Company's effective tax rate for the six months ended June 30, 2026.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Recently Issued Accounting Standards
Recently Issued Accounting Standards Adopted in 2026
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Although early adoption was permitted, we adopted the practical expedient under this ASU prospectively on January 1, 2026, and this ASU did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification” or "ASC"). The amendments in the ASU represent changes to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. We do not expect ASU No. 2023-06 to have a material impact on our condensed consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt are estimated to be approximately equivalent to carrying amounts as of June 30, 2026 and December 31, 2025 and have been excluded from the table below.
Assets and liabilities measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2026:
Business acquisition contingent consideration payable	$2,900	$—	$—	$2,900
December 31, 2025:
Business acquisition contingent consideration payable	$3,400	$—	$—	$3,400
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Fair Value Measurements (Continued)
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC ("AquaProp") in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is included within other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of June 30, 2026, the estimated fair value of the contingent consideration payable was $2.9 million resulting in a $0.5 million decrease from December 31, 2025. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
	June 30, 2026	December 31, 2025
Business acquisition contingent consideration payable - opening balance	$3,400	$8,300
Addition	—	—
Decrease in estimated fair value (1)	(500)	(4,900)
Business acquisition contingent consideration payable - closing balance	$2,900	$3,400
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the six months ended June 30, 2026 and the year ended December 31, 2025.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property, equipment and other assets, to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three and six months ended June 30, 2026 and 2025.
Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we had goodwill with a carrying amount of $0.9 million and $0.9 million, respectively. There were no additions to goodwill during the three and six months ended June 30, 2026 and 2025. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at June 30, 2026 and December 31, 2025. There were no goodwill impairment losses during the three and six months ended June 30, 2026 and 2025, respectively.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three months ended June 30, 2026 or 2025.
Note 4 - Intangible Assets
Intangible assets acquired consist of trademark/trade names, customer relationships, favorable contracts and internally developed software. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software is amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net loss for the three and six months ended June 30, 2026 was $2.4 million and $4.7 million, respectively. Amortization expense included in net loss for the three months ended June 30, 2025 was $2.4 million. Amortization expense included in net income for the six months ended June 30, 2025 was $4.8 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Intangible Assets (Continued)
The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	June 30, 2026	December 31, 2025
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	81	81
Total intangible assets acquired	79,491	79,491

Accumulated amortization:
Trademark/trade name	(4,141)	(3,557)
Customer relationships	(23,508)	(19,633)
Favorable contracts	(1,042)	(792)
Internally developed software	(49)	(33)
Total accumulated amortization	(28,740)	(24,015)

Intangible assets — net	$50,751	$55,476
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
Remainder of 2026	$4,716
2027	9,315
2028	9,301
2029	9,077
2030	7,108
2031 and beyond	11,234
Total	$50,751
The average amortization period for our remaining intangible assets is approximately 5.8 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt
Asset-Based Loan Credit Facility
The Company is party to an amended and restated revolving credit facility. Effective May 4, 2026, the Company entered into an amendment to its amended and restated revolving credit facility (as amended, the "ABL Credit Facility"). The amendment increased the borrowing capacity under the ABL Credit Facility from $225.0 million to $350.0 million (subject to the Borrowing Base (as defined below) limit), with an uncommitted accordion in an aggregate amount not to exceed the greater of (i) $150.0 million and (ii) the amount, if any, by which the Borrowing Base exceeds the commitments outstanding under the ABL Credit Facility, subject to usual and customary terms and conditions, and extended the maturity date of the ABL Credit Facility from June 2, 2028 to May 4, 2031. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable, 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties and as part of the amendment, certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base in the aggregate), less customary reserves (the "Borrowing Base"), as redetermined monthly. The advance rates for such power generation equipment are equal to the lesser of (i) 90% of the book value of such equipment and (ii) 80% of the net orderly liquidation value of such equipment. The amendment also increased the debt basket for leverage-ratio-based indebtedness, capital/finance leases, purchase money debt and other similar indebtedness from $425.0 million to the greater of (i) $600.0 million and (ii) 300% of the Company's consolidated earnings before interest expense, income taxes, depreciation and amortization for its most recently completed four consecutive fiscal quarters, and added a new $690.0 million debt basket for the incurrence of convertible indebtedness. The Borrowing Base as of June 30, 2026, was approximately $131.8 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under the Caterpillar Equipment Loan Agreement (as defined below) and other equipment that may be purchased under other financing arrangements. The Company was in compliance with all covenants as of June 30, 2026.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. For the six months ended June 30, 2026, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 5.64%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $11.1 million under the ABL Credit Facility, we had approximately $120.7 million available for borrowing under our ABL Credit Facility as of June 30, 2026.
Equipment Financing Arrangements
On April 2, 2025, we entered into a financing arrangement, and on February 6, 2026, we entered into an amendment to this financing arrangement, with Caterpillar Financial Services Corporation (collectively, the "Caterpillar Equipment Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, under which the lender (an affiliate of the equipment manufacturer) will fund progress payments beyond the initial down payment on the equipment for a maximum total amount of $157.3 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt (Continued)
Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our interim loans (short-term loans) as of June 30, 2026 was 7.43%. The weighted average interest rate on our term loans (long-term loans) for the six months ended June 30, 2026 was 7.48%. During the six months ended June 30, 2026, we capitalized $0.6 million of interest on our interim loans.
The debt issuance costs relating to our interim and term loans are presented as a deduction from the carrying amount of the loans in our condensed consolidated balance sheets. Costs incurred before the issuance of such loans are presented as an asset in our condensed consolidated balance sheets. As of June 30, 2026, we had interim loans outstanding of $11.0 million and term loans outstanding of $118.6 million. Interim loans, net of debt issuance costs, are presented as interim debt within current liabilities in our condensed consolidated balance sheets. Current maturities of term loans, net of debt issuance costs, are presented as current maturities of long term debt within current liabilities and long-term portions of term loans, net of debt issuance costs, are presented in long-term debt, respectively, in our condensed consolidated balance sheets. Financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. Repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Convertible Senior Notes
On May 7, 2026, the Company issued $690.0 million aggregate principal amount of 0.00% convertible senior notes due 2031, which included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture dated May 7, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Indenture"). The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on November 15, 2031 (the "maturity date of the Convertible Notes"), unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $668.5 million after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company, without giving effect to the capped call transactions related to the Convertible Notes. The Company used approximately $36.8 million of the net proceeds to enter into capped call transactions related to the Convertible Notes and intends to use the remainder of the net proceeds to purchase additional power generation equipment and other general corporate purposes. Before August 15, 2031, noteholders have the right to convert their Convertible Notes only in certain circumstances and during specified periods. From and after August 15, 2031, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and the Company’s common stock, at its election.
The initial conversion rate for the Convertible Notes is 43.1616 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $23.17 per share of common stock and a premium of approximately 37.5% over the last reported sale price of $16.85 per share of the Company's common stock on the New York Stock Exchange (the “NYSE”) on May 4, 2026. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events.
The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after May 15, 2029 and prior to the 45th scheduled trading day immediately before the maturity date of the Convertible Notes, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Redemption Date (as defined in the Indenture), but only if the last reported sale price per share of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. However, the Company may not redeem less than all of the outstanding Convertible Notes unless at least $150.0 million aggregate principal amount of the Convertible Notes are outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt (Continued)
If the Company undergoes a Fundamental Change (as defined in the Indenture), then, subject to certain conditions and limited exceptions, holders of the Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Fundamental Change Repurchase Date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if the Company delivers a notice of redemption in respect of the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert its Convertible Notes in connection with such a corporate event or convert the Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The Indenture contains customary covenants and sets forth certain events of default after which the Convertible Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable. The Indenture limits the Company’s ability to consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person (other than to one or more of the Company’s direct or indirect wholly owned subsidiaries). The Company was in compliance with all covenants as of June 30, 2026.
Interest expense related to the Convertible Notes for the three and six months ended June 30, 2026 was $0.6 million, consisting of amortization of debt issuance costs. No special interest and additional interest was incurred during the three and six months ended June 30, 2026. The debt issuance costs are amortized into interest expense over the term of the Convertible Notes at an effective interest rate of 0.57%.
Capped Calls
In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions relating to the Convertible Notes with an affiliate of one of the initial purchasers and certain other financial institutions at a cost of approximately $36.8 million. The capped call transactions will cover, subject to certain anti-dilution adjustments, the number of shares of the Company's common stock initially underlying the Convertible Notes. The cap price of the capped call transactions related to the Convertible Notes will initially be approximately $29.49 per share (subject to adjustment under the terms of the capped call transactions), which represents a premium of approximately 75.0% over the last reported sale price of the Company's common stock of $16.85 per share on the NYSE on May 4, 2026.
The capped call transactions related to the Convertible Notes are expected generally to reduce potential dilution to the Company's common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the Convertible Notes are included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2026, with no remeasurement in subsequent periods provided they continue to meet the criteria for equity classification.
The Company elected to integrate the Convertible Notes and related capped call transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. The impact of this tax treatment results in the capped call transactions of $36.8 million being deductible as original issue discount interest for tax purposes over the term of the Convertible Notes. We recorded a deferred tax asset of $8.0 million with respect to the Convertible Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
The following table shows a summary of our convertible debt instruments as of June 30, 2026:

(in thousands)				Fair Value
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Amount	Leveling
Convertible senior notes	$690,000	$(20,936)	$669,064	$648,752	Level 2
We had no convertible debt instruments as of December 31, 2025.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt (Continued)
Total debt consisted of the following:

(in thousands)
	June 30, 2026	December 31, 2025
ABL Credit Facility	$—	$45,000
Equipment financing interim loans	11,025	2,135
Equipment financing term loans	118,623	75,424
Convertible senior notes	690,000	—
Total debt	819,648	122,559
Less: debt issuance costs, net of amortization	(22,405)	(989)
Total debt, net of debt issuance costs	797,243	121,570
Less: interim debt (current), net of debt issuance costs	(10,915)	(2,113)
Less: current maturities of long-term debt, net of debt issuance costs	(21,387)	(13,844)
Total long-term debt, net of debt issuance costs	$764,941	$105,613
Maturities of total debt (minimum annual principal payments required) as of June 30, 2026 are as follows:

(in thousands)
Year	Equipment Financing Interim Loans	Equipment Financing Term Loans	Convertible Senior Notes
Remainder of 2026	$—	$9,675	$—
2027	11,025	24,516	—
2028	—	26,442	—
2029	—	28,521	—
2030	—	25,305	—
2031	—	4,164	690,000
Total	$11,025	$118,623	$690,000
Note 6 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: Hydraulic Fracturing (including acidizing and wet sand solutions), Wireline, Cementing and Power Generation (which met the reporting threshold in the third quarter of fiscal year 2025). These operating segments represent how the Company's Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources. Our CODM is a group comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Commercial Officer.
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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$207,249	$57,542	$32,027	$9,317	$(324)	$305,811
Cost of service - labor	$40,973	$14,252	$7,030	$3,390	$—	$65,645
Cost of service - expendables	$28,976	$16,338	$14,457	$61	$(324)	$59,508
Cost of service - other direct costs	$88,743	$12,681	$3,475	$3,941	$—	$108,840
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,358	$2,830	$1,590	$2,667	$—	$11,445
Adjusted EBITDA for reportable segments	$44,199	$11,441	$5,475	$(742)	$—	$60,373
Depreciation and amortization	$34,002	$4,953	$2,148	$2,346	$14	$43,463
Capital expenditures incurred	$16,279	$4,217	$3,186	$46,953	$9	$70,644
Total assets June 30, 2026	$796,888	$180,395	$76,661	$322,749	$683,138	$2,059,831

	Three Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$245,741	$47,995	$32,443	$—	$(28)	$326,151
Cost of service - labor	$52,814	$13,400	$7,970	$136	$—	$74,320
Cost of service - expendables	$34,094	$14,606	$15,289	$—	$(28)	$63,961
Cost of service - other direct costs	$101,852	$9,364	$3,273	$403	$—	$114,892
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,998	$2,770	$1,260	$1,692	$—	$10,720
Adjusted EBITDA for reportable segments	$51,983	$7,855	$4,651	$(2,231)	$—	$62,258
Depreciation and amortization	$35,634	$5,608	$2,030	$17	$20	$43,309
Capital expenditures incurred	$25,064	$2,331	$3,083	$42,614	$—	$73,092
Total assets December 31, 2025	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Six Months Ended June 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$386,579	$119,342	$59,827	$11,530	$(782)	$576,496
Cost of service - labor	$78,495	$28,932	$13,893	$5,496	$—	$126,816
Cost of service - expendables	$56,861	$34,201	$28,298	$108	$(782)	$118,686
Cost of service - other direct costs	$161,703	$25,189	$6,846	$6,447	$—	$200,185
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$8,277	$5,928	$3,197	$5,526	$—	$22,928
Adjusted EBITDA for reportable segments	$81,243	$25,092	$7,593	$(6,047)	$—	$107,881
Depreciation and amortization	$66,473	$9,893	$4,181	$3,502	$28	$84,077
Capital expenditures incurred	$27,541	$6,202	$3,481	$118,439	$9	$155,672
Total assets June 30, 2026	$796,888	$180,395	$76,661	$322,749	$683,138	$2,059,831

	Six Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$515,140	$101,437	$69,076	$—	$(86)	$685,567
Cost of service - labor	$107,753	$27,416	$16,004	$136	$—	$151,309
Cost of service - expendables	$78,249	$30,814	$31,754	$—	$(86)	$140,731
Cost of service - other direct costs	$199,011	$19,433	$6,142	$403	$—	$224,989
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$9,803	$5,446	$2,460	$2,402	$—	$20,111
Adjusted EBITDA for reportable segments	$120,324	$18,328	$12,716	$(2,941)	$—	$148,427
Depreciation and amortization	$76,935	$11,035	$3,960	$17	$43	$91,990
Capital expenditures incurred	$41,402	$4,515	$4,914	$60,914	$—	$111,745
Total assets December 31, 2025	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statement of operations is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service Revenue
Hydraulic Fracturing	$207,249	$245,741	$386,579	$515,140
Wireline	57,542	47,995	119,342	101,437
Cementing	32,027	32,443	59,827	69,076
Power Generation	9,317	—	11,530	—
Total service revenue for reportable segments	306,135	326,179	577,278	685,653
Elimination of intersegment service revenue	(324)	(28)	(782)	(86)
Total consolidated service revenue	$305,811	$326,151	$576,496	$685,567

Cost of Services
Hydraulic Fracturing - labor	$40,973	$52,814	$78,495	$107,753
Hydraulic Fracturing - expendables	28,976	34,094	56,861	78,249
Hydraulic Fracturing - other direct costs	88,743	101,852	161,703	199,011
Wireline - labor	14,252	13,400	28,932	27,416
Wireline - expendables	16,338	14,606	34,201	30,814
Wireline - other direct costs	12,681	9,364	25,189	19,433
Cementing - labor	7,030	7,970	13,893	16,004
Cementing - expendables	14,457	15,289	28,298	31,754
Cementing - other direct costs	3,475	3,273	6,846	6,142
Power Generation - labor	3,390	136	5,496	136
Power Generation - expendables	61	—	108	—
Power Generation - other direct costs	3,941	403	6,447	403
Total cost of services for reportable segments	234,317	253,201	446,469	517,115
Elimination of intersegment cost of services	(324)	(28)	(782)	(86)
Total consolidated cost of services	$233,993	$253,173	$445,687	$517,029

General and Administrative Expenses
Hydraulic Fracturing	$4,358	$4,998	$8,277	$9,803
Wireline	2,830	2,770	5,928	5,446
Cementing	1,590	1,260	3,197	2,460
Power Generation	2,667	1,692	5,526	2,402
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	11,445	10,720	22,928	20,111
Unallocated corporate administrative expenses	15,608	12,651	26,723	26,134
Stock-based compensation	5,950	4,733	10,621	8,070
Business acquisition contingent consideration adjustments	—	(100)	(500)	(400)
Other general and administrative expense	—	159	—	165
Retention bonus and severance expense	126	327	511	2,042
Total consolidated general and administrative expenses	$33,129	$28,490	$60,283	$56,122

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA
Hydraulic Fracturing	$44,199	$51,983	$81,243	$120,324
Wireline	11,441	7,855	25,092	18,328
Cementing	5,475	4,651	7,593	12,716
Power Generation	(742)	(2,231)	(6,047)	(2,941)
Total Adjusted EBITDA for reportable segments	60,373	62,258	107,881	148,427
Unallocated corporate administrative expenses	(15,608)	(12,651)	(26,723)	(26,134)
Depreciation and amortization	(43,463)	(43,309)	(84,077)	(91,990)
Interest expense	(3,007)	(1,811)	(5,671)	(3,541)
Income tax expense	(5,931)	(2,372)	(259)	(3,484)
Gain (loss) on disposal of assets	1,590	(4,346)	2,330	(14,092)
Stock-based compensation	(5,950)	(4,733)	(10,621)	(8,070)
Business acquisition contingent consideration adjustments	—	100	500	400
Other income, net (1)	4,009	195	5,395	3,138
Other general and administrative expense, net	—	(159)	—	(165)
Retention bonus and severance expense	(126)	(327)	(511)	(2,042)
Net (loss) income	$(8,113)	$(7,155)	$(11,756)	$2,447

			June 30, 2026	December 31, 2025
Assets
Hydraulic Fracturing			$796,888	$841,180
Wireline			180,395	162,225
Cementing			76,661	69,396
Power Generation			322,749	201,481
Total assets for reportable segments			1,376,693	1,274,282
Unallocated corporate assets			683,138	16,608
Total assets			$2,059,831	$1,290,890
(1)Other income for the three months ended June 30, 2026 is primarily comprised of interest income of $3.8 million and legal settlement income of $0.3 million, partially offset by $0.1 million of other expense. Other income for the six months ended June 30, 2026 is primarily comprised of interest income of $4.9 million, tax refunds (net of advisory fees) totaling $0.2 million and legal settlement income of $0.3 million. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income.
Note 7 - Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing the net (loss) income relevant to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance share units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of our outstanding Convertible Notes and preferred stock (if any) calculated using the if-converted method. Under the if-converted method, diluted earnings per share are determined by assuming that outstanding Convertible Notes were converted into shares of our common stock at the beginning of the reporting period or date of issuance of Convertible Notes (if later). Furthermore, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion of our Convertible Notes while the numerator is adjusted to add back interest and amortization expense for the period related to our

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Net (Loss) Income Per Share (Continued)
Convertible Notes. In periods when we recognize a net loss, we exclude the impact of outstanding options, PSUs and RSUs and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
The table below shows the calculations for the three and six months ended June 30, 2026 and 2025 (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (both basic and diluted)
Net (loss) income relevant to common stockholders	$(8,113)	$(7,155)	$(11,756)	$2,447

Denominator
Denominator for basic (loss) income per share	122,714	103,900	119,829	103,611
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	—	—	—	417
Dilutive effect of restricted stock units	—	—	—	892
Dilutive effect of convertible notes	—	—	—	—
Denominator for diluted (loss) income per share	122,714	103,900	119,829	104,920

Basic (loss) income per common share	$(0.07)	$(0.07)	$(0.10)	$0.02
Diluted (loss) income per common share	$(0.07)	$(0.07)	$(0.10)	$0.02
As shown in the table below, the following stock options, RSUs, PSUs and convertible notes have not been included in the calculation of diluted (loss) income per common share for the three and six months ended June 30, 2026 and 2025 because they will be anti-dilutive to the calculation of diluted net (loss) income per common share:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	167	158	169
Restricted stock units	102	3,243	51	222
Performance share units	36	1,439	384	353
Convertible notes (1)	29,782	—	29,782	—
Total	29,920	4,849	30,375	744
(1)Represents shares issuable upon the conversion of our $690.0 million aggregate principal amount of Convertible Notes based on an initial conversion price of approximately $23.17 per share of common stock using the default settlement method of combination settlement. See "Note 5 - Interim and Long-Term Debt" for additional information.
Note 8 - Share Repurchase Program
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program initially authorized on May 17, 2023. As extended, the share repurchase program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the share repurchase program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the share repurchase program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund any repurchases using cash on hand and expected free cash flow to

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 - Share Repurchase Program (Continued)
be generated through December 2026. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations applies to our share repurchase program.
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three and six months ended June 30, 2026, the Company made no share repurchases under the share repurchase program and had no accruals for the share repurchase excise tax as of June 30, 2026. As of June 30, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
Note 9 - Stock-Based Compensation
In May 2023, our stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan and on May 20, 2025, approved the Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "Second A&R 2020 Incentive Plan"). On May 19, 2026 our stockholders approved the Third Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "Third A&R 2020 Incentive Plan"), which had been previously approved by the Board. The Third A&R 2020 Incentive Plan increased the number of shares of the Company’s common stock reserved for awards from 10,520,000 to 14,060,000, and extended the term of the plan from May 20, 2035, to May 19, 2036.
Stock Options
There were no new stock option grants during the six months ended June 30, 2026. As of June 30, 2026, the aggregate intrinsic value of our outstanding and exercisable stock options was $0.1 million. During the six months ended June 30, 2026, 6,090 stock options were exercised. The weighted average remaining contractual term for the outstanding and exercisable stock options as of June 30, 2026 was approximately 0.7 year.
A summary of the stock option activity for the six months ended June 30, 2026 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	161	$14.00
Granted	—	$—
Exercised	(6)	$14.00
Forfeited	—	$—
Expired	—	$—
Outstanding at June 30, 2026	155	$14.00
Exercisable at June 30, 2026	155	$14.00
Restricted Stock Units
During the six months ended June 30, 2026, we granted 1,382,210 RSUs to employees and officers pursuant to the Second A&R 2020 Incentive Plan and 56,661 RSUs to directors pursuant to the Third A&R 2020 Incentive Plan. RSUs granted to employees and officers generally vest ratably over a three-year vesting period, with certain grants associated with retention awards or awards associated with changes in role (i.e. promotions) utilizing a shorter vesting period as permitted by the Second A&R 2020 Incentive Plan and the Third A&R 2020 Incentive Plan, as applicable. RSUs granted to directors generally vest in full after one year. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to the fair market value of one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of June 30, 2026, the total unrecognized compensation expense for all RSUs was approximately $24.7 million, and is expected to be recognized over a weighted average period of approximately 1.9 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)
The following table summarizes RSUs activity during the six months ended June 30, 2026 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,878	$7.56
Granted	1,439	$12.69
Vested	(1,267)	$7.48
Forfeited	(45)	$9.19
Canceled	—	$—
Outstanding at June 30, 2026	3,005	$10.02
Performance Share Units
During the six months ended June 30, 2026, we granted 588,147 PSUs to certain key employees and officers as new awards under the Second A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock. The actual number of shares of common stock that may be issued under the majority of our PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group of comparable companies ("Peer Group"), generally at the end of a three-year period. In addition to the TSR conditions, vesting of these PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. The grant date fair value of the TSR PSUs is determined using a Monte Carlo simulation. The Company also granted a small number of PSUs that vest with respect to 50% of the target number of PSUs granted upon the attainment of the first performance hurdle and the remaining 50% (for a total of 100% of the target number of PSUs granted) upon the attainment of the second performance hurdle. The recipients of these awards have a period of up to four years to achieve the requisite performance. In addition to the applicable performance hurdles, vesting of these PSUs is generally also subject to the recipient’s continued employment through the end of an 18-month period for 50% of the award and a 24-month period for the remainder of the award. The grant date fair value of these PSUs is based on the closing share price of our common stock on the date of grant. Compensation expense for all PSUs is recorded ratably over the corresponding requisite service period. Grant recipients do not have any shareholder rights until performance has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the six months ended June 30, 2026 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2026	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at June 30, 2026
2023	363	—	(363)	—	—
2024	528	—	—	—	528
2025	947	—	—	—	947
2026	—	588	—	—	588
Total	1,838	588	(363)	—	2,063
Weighted Average Fair Value Per Share	$10.24	$16.77	$14.40	$—	$11.37
The total stock-based compensation expense for the six months ended June 30, 2026 and 2025 for all stock awards was $10.6 million and $8.1 million, respectively, and the associated tax benefit related thereto was $2.2 million and $1.7 million, respectively. The total unrecognized stock-based compensation expense as of June 30, 2026 was approximately $39.7 million, and is expected to be recognized over a weighted average period of approximately 1.7 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Related-Party Transactions
ExxonMobil and Pioneer
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition"). In connection with the Pioneer Pressure Pumping Acquisition, Pioneer received 16.6 million shares of our common stock and approximately $110.0 million in cash. In May 2024, Pioneer merged with and into a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares until ExxonMobil's sale of these shares in May 2026. Following such sale, ExxonMobil no longer holds shares of the Company and is no longer a related party. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
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
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil until May 2026 accounted for approximately $39.3 million and $111.2 million of our total revenue for the three and six months ended June 30, 2026. Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for approximately $71.2 million and $144.2 million for the three and six months ended June 30, 2025.
As of December 31, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $51.2 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable was secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable was to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029, but was fully repaid with interest in December 2025. Prior to full repayment, the note receivable was considered subordinated financial support to Big 4 and represented a variable interest to the Company in Big 4. We recorded interest income of $0.3 million and $0.6 million for the three and six months ended June 30, 2025, which is included in our condensed consolidated statement of operations under other income. Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 11 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets (the “Electric Fleet Leases”), facilities and office spaces. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities and office spaces because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
change. Our operating leases have remaining lease terms of approximately 0.5 years to 4.2 years as of June 30, 2026. Our operating leases have renewal options ranging from none to three renewal options of up to one year each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period. However, in management's judgment the exercise of either the renewal options or the purchase options were not reasonably assured for any operating lease at lease commencement. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office spaces are included in our Wireline and Power Generation reportable segments and our corporate administrative function.
Our total operating lease right-of-use assets were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Operating lease right-of-use assets - cost	$206,528	$206,518
Operating lease right-of-use assets - accumulated amortization	(136,899)	(106,731)
Operating lease right-of-use assets - net	$69,629	$99,787
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
Our total finance lease right-of-use assets were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Finance lease right-of-use assets - cost	$53,576	$53,292
Finance lease right-of-use assets - accumulated amortization	(51,814)	(42,655)
Finance lease right-of-use assets - net	$1,762	$10,637

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Lease Costs
The components of lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$16,222	$15,139	$32,443	$30,869

Finance lease cost:
Amortization of right-of-use assets	$4,584	$4,559	$9,159	$9,408
Interest on lease liabilities	113	442	310	966
Total finance lease cost	$4,697	$5,001	$9,469	$10,374

Variable lease cost	$926	$1,124	$2,034	$2,028
Short-term lease cost	$108	$149	$288	$387
Short-Term Leases
We elected the practical expedient option, consistent with FASB ASC Topic 842, Leases, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of FASB ASC Topic 360, Property, Plant, and Equipment, to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0 and $0 during the three and six months ended June 30, 2026, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets cost related to our Electric Fleet Leases. The Company incurred initial direct costs of approximately $0.8 million and $0.8 million during the three and six months ended June 30, 2025, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$23,904	$22,664
Operating cash flows from finance lease	310	966
Financing cash flows from finance lease	9,671	9,231
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	—	11,631
Finance lease (2)	$284	$—
(1)Represents noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases and right-of-use assets related to an office lease for our power generation services segment during the six months ended June 30, 2025.
(2)Represents noncash finance lease obligations arising from obtaining right-of-use assets related to a facility lease during the six months ended June 30, 2026.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	1.8 years	2.2 years
Finance leases	0.3 years	0.6 years
Weighted average discount rate:
Operating leases	6.5%	6.6%
Finance leases	7.1%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of June 30, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$23,522	$2,885
2027	23,545	108
2028	12,122	99
2029	1,150	—
2030	741	—
Total undiscounted future lease payments	61,080	3,092
Less: amount representing interest	(3,485)	(39)
Present value of future lease payments (lease obligation)	$57,595	$3,053
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
Stonebriar Equipment Lease Facility
On December 29, 2025, we entered into an Interim Funding Agreement (the "Interim Funding Agreement") and a Master Lease Agreement (the "Master Lease Agreement," and together with the Interim Funding Agreement, the "Stonebriar Equipment Lease Facility") with Stonebriar Commercial Finance LLC ("Stonebriar") for the right, but not the obligation, to fund up to $350.0 million of purchases of power generator equipment for our PROPWR® business line. Under the Interim Funding Agreement, Stonebriar provides funding to finance down payments and progress payments owing to equipment suppliers. Monthly rent under the Interim Funding Agreement is based on the unpaid balance of the aggregate amounts advanced under the Interim Funding Agreement and not yet converted to a lease schedule under the Master Lease Agreement, times a per annum lease rate factor equal to the sum of 1-Month SOFR plus 6.25%. Upon delivery and acceptance of a power generator,

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
amounts outstanding under the Interim Funding Agreement with respect to such equipment shall be converted into a lease schedule under the Master Lease Agreement. Stonebriar will hold legal title to such leased equipment. The lease term for each item of equipment will be 84 months, and the rental payment amounts will be based on the equipment cost times a lease rate factor set forth in the applicable lease schedule. With respect to the leased equipment, PROPWR® will have certain early termination and purchase options at various points during the lease, as set forth in the Master Lease Agreement and related lease schedule for such equipment. Upon exercise of such rights and payment of the required amounts, PROPWR® would acquire legal title to such equipment. The Interim Funding Agreement expires on December 31, 2028, or earlier if the full amount of the facility is funded before this date.
The origination costs relating to the Stonebriar Equipment Lease Facility will be classified as an asset in our consolidated balance sheet until leases are executed, at which time the amounts that correspond to the proportion of funding obtained compared to the total funding originally available under the facility will be recognized as initial direct costs for such leases. As of June 30, 2026, we had no leases and no outstanding lease liability amounts under the Stonebriar Equipment Lease Facility.
Note 12 - Equity
In January 2026, the Company sold 17.25 million shares of its common stock in an underwritten public offering for $10.00 per share, pursuant to an effective shelf registration statement on Form S-3 filed with the SEC, including shares sold pursuant to the option granted to the underwriters to purchase up to an additional 2.25 million shares of our common stock (the "2026 Common Stock Offering"). The Company received approximately $163.1 million in net proceeds from this sale after deducting underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds from this sale for general corporate purposes, including to fund growth capital for additional power generation equipment.
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, with a total remaining commitment (after our initial down payment and payments financed under the Caterpillar Equipment Loan Agreement) of approximately $18.9 million, of which $17.3 million will be financed under the Caterpillar Equipment Loan Agreement. Under the Caterpillar Equipment Loan Agreement, we have incurred interim loans and term loans with outstanding amounts of $11.0 million and $118.6 million, respectively, as of June 30, 2026, related to funding for equipment under construction and equipment received. See "Note 5 - Interim and Long-Term Debt." We expect to receive the remaining equipment currently on order under these arrangements in the third quarter of fiscal year 2026.
On April 28, 2026, ProPetro Energy Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("PROPWR"), entered into a global framework agreement with Caterpillar Inc., a Delaware corporation ("Caterpillar"), under which PROPWR agreed to purchase approximately 1.5 gigawatts of incremental power generation assets, subject to certain termination rights of PROPWR and Caterpillar (the "Framework Agreement"). Under the Framework Agreement, we had a minimum purchase obligation at signing of approximately $1,106.0 million subject to adjustments including annual escalations, taxes and tariffs, not inclusive of balance of plant, as well as the option to acquire up to an additional approximately 600 megawatts over a period of approximately five years ending December 31, 2031. As of June 30, 2026, we had approximately 360 megawatts of equipment on order under this Framework Agreement representing a commitment of approximately $320.4 million. We expect to receive this equipment from the fourth quarter of fiscal year 2026 through late fiscal year 2028.
We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR® business line, with a total remaining commitment of approximately $229.4 million. We expect to receive the remaining equipment currently on order under these arrangements from the third quarter of fiscal year 2026 through the end of fiscal year 2027.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

On May 7, 2026, the Company issued $690.0 million aggregate principal amount of Convertible Notes, which included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Convertible Notes, the proceeds of which (after debt issuance costs, discounts and approximately $36.8 million for capped call transactions related to the Convertible Notes) are intended to be used to purchase additional power generation equipment among other general corporate purposes.
The total remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $54.4 million. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $2.8 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $6.9 million. See "Note 11. Leases" for further details on these leases.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on predetermined fixed minimum volumes, otherwise certain shortfall fees will be charged. The shortfall fee represents prepayments and potential liquidated damages and is a fixed price per ton of unpurchased volumes. Any shortfall fees paid will be first credited towards certain future sand purchases and any remaining unutilized amounts will be considered liquidated damages. Our existing agreements with the Sand Suppliers expire at different times on or before May 31, 2029. We had no take-or-pay commitments with our Sand Suppliers as of June 30, 2026. During the six months ended June 30, 2026 and 2025, no shortfall fees representing liquidated damages were recorded.
The Stonebriar Equipment Lease Facility requires us to pay an unused commitment fee of 0.5% of any unused portion of the lessor’s $350.0 million funding commitment at December 31, 2028. The maximum amount we may owe for this fee is $1.8 million.
As of June 30, 2026 and December 31, 2025, the Company had issued letters of credit of approximately $11.1 million and $8.6 million, respectively, under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13 - Commitments and Contingencies (Continued)

The Company is self-insured up to $10 million per occurrence for certain losses. No accrual was recorded in our financial statements in connection with this self-insurance strategy because the occurrence of events that would give rise to a self-insured liability cannot be reasonably estimated.
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. In January 2024, the Company received the audit findings and subsequently filed a request for redetermination with the Comptroller, which remains under review. Based on the current status of the matter, the Company expects to resolve the audit through a settlement of approximately $6.0 million. As of June 30, 2026, the Company has remitted $4.5 million to the Comptroller and has accrued the remaining $1.5 million, which represents management's best estimate of the remaining obligation.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. As of June 30, 2026, the audit was nearing completion and the Company accrued an estimated settlement expense of $0.8 million.
In February 2026, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax for a period of up to four years. As of June 30, 2026, the audit was ongoing and the final outcome cannot be reasonably estimated.
In May 2026, the Texas Workforce Commission commenced a routine audit of the Company's compliance with the Texas Unemployment Compensation Act for the period January 1, 2024 through December 31, 2024. As of June 30, 2026, the audit was ongoing and the final outcome cannot be reasonably estimated.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15 - Subsequent Events
In July 2026, we placed an order for approximately 160 megawatts of power generation equipment under the Framework Agreement representing a commitment of approximately $170.3 million and an order for approximately 10 megawatts of additional power generation equipment representing a commitment of approximately $14.4 million. We expect to receive this equipment from the first quarter through the end of fiscal year 2027.
On July 27, 2026, PROPWR ("Borrower") entered into an Amended and Restated Master Loan and Security Agreement (the "Amended Agreement") by and among Borrower, Caterpillar Financial Services Corporation ("Lender") and the Company and ProPetro Services, Inc. ("Services" and together with the Company, the "Guarantors"), which amends and restates in its entirety that certain Master Loan and Security Agreement, dated as of April 2, 2025, as amended by the First Amendment to Master Loan and Security Agreement, dated as of February 6, 2026 (as amended and restated, the "Master Agreement"), pursuant to which Lender agreed to increase the total availability of funds under the Master Agreement to an aggregate amount not to exceed $167.0 million (the "Equipment Loans") for the purpose of purchasing certain electric power generation equipment associated auxiliary equipment. The Equipment Loans will be available on a revolving basis and loan amounts that are subject to a non-recourse syndication by Lender will not count against the $167.0 million cap. Certain Equipment Loans consist of two phases: (a) a progress payment phase during which an interim advance is made, evidenced by a separate floating rate promissory note based on an interim loan schedule (each, an "Interim Note"), and (b) after satisfaction of the applicable milestones, a term loan phase in which such Interim Note converts into a separate fixed rate promissory note based on a term loan schedule (each, a "Term Note" and together with the Interim Notes, each, a "Note"). Other Equipment Loans will consist only of a Term Note that is issued upon receipt of the applicable equipment.
Each Note is secured on a first lien basis by the Equipment Collateral (as defined in the Master Agreement) and the related support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from an Equipment Loan must be used for payment or reimbursement for the equipment subject to such Equipment Loan. Each Note is fully and unconditionally guaranteed by the Guarantors. The Master Agreement contains customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement.

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
Overview
We are a leading integrated energy service company, located in Midland, Texas, focused on providing innovative hydraulic fracturing, wireline and other complementary energy and power generation services to leading upstream oil and gas companies engaged in the exploration and production ("E&P") of North American oil and natural gas resources. Our completions operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region. Through our subsidiary, ProPetro Energy Solutions, LLC ("PROPWR"), we provide turnkey power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers using mobile power generation equipment installed at customers’ sites.
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 67.0% of our total revenue for all segments as of June 30, 2026. Our total available hydraulic horsepower ("HHP") as of June 30, 2026, was 1,257,000 HHP, which was comprised of 447,500 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment and 497,500 HHP of conventional Tier II equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our completions equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases which commenced in 2023 and 2024 for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP (collectively the "Electric Fleet Leases"). The equipment under these leases represents all of our FORCE® electric-powered equipment. We currently have 28 wireline units and 30 cementing units.
In December 2024, we formed PROPWR to provide power generation services and represent our Power Generation operating segment. This subsidiary began revenue-generating activities during the third quarter of fiscal year 2025 and has entered into contractual arrangements with equipment manufacturers to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets, reciprocating engines, auxiliary equipment and battery energy storage solution equipment. We have received certain units of this equipment and anticipate all remaining ordered units will be delivered by late fiscal year 2028. As of July 30, 2026, we had total committed capacity of approximately 350 megawatts and total delivered or on-order generation capacity of approximately 1.1 gigawatts excluding equipment not yet ordered under the global framework agreement with Caterpillar Inc. described in "Note 13 - Commitments and Contingencies." Our total delivered or on-order power generation equipment is split approximately 80% and 20% between high-efficiency reciprocating engine generators and low emissions modular turbines, respectively. We continue to actively negotiate additional contracts amid increasing demand for power solutions and to explore various financing alternatives for our power equipment.
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
Pioneer Pressure Pumping Acquisition
On December 31, 2018, we consummated the purchase of certain pressure pumping assets and real property from Pioneer Natural Resources USA, Inc. ("Pioneer") and Pioneer Pumping Services, LLC (the "Pioneer Pressure Pumping Acquisition") in exchange for 16.6 million shares of our common stock and $110.0 million in cash. In May 2024, Pioneer merged with and into a wholly owned subsidiary of Exxon Mobil Corporation ("ExxonMobil") after which ExxonMobil became the owner of these shares until ExxonMobil's sale of these shares in May 2026. The Company currently provides pressure pumping, wireline and other services to ExxonMobil and previously provided such services to Pioneer.
On April 22, 2024, we entered into a sub-agreement for Hydraulic Fracturing Services with XTO Energy Inc., a wholly owned subsidiary of ExxonMobil ("XTO"), pursuant to which we will provide hydraulic fracturing, wireline and pumpdown services with two committed FORCE® electric-powered hydraulic fracturing fleets and the option to add a third FORCE® fleet (also with wireline and pumpdown services) for a certain number of contracted hours with respect to each fleet, subject to certain termination and release rights. We expect this agreement will expire in late 2026. At this time, we do not expect such agreement to be renewed or extended and, if we are not able to procure additional work from XTO, we will be required to redeploy the equipment associated with the affected fleets with other customers. Our inability to redeploy our equipment at similar utilization or pricing levels and such loss could have an adverse effect on our business until the equipment is redeployed at similar utilization or pricing levels. We continue to actively negotiate with other customers and potential customers to redeploy this equipment.
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
The geopolitical and macroeconomic consequences of the war between Israel, Iran and the United States have contributed to significant volatility in crude oil prices, with the spot price per barrel of the West Texas Intermediate ("WTI") crude oil price increasing to approximately $91 per barrel on average in March 2026 before decreasing to approximately $84 per barrel on average in June 2026 compared to approximately $58 per barrel on average in December 2025 as a result of disruptions to crude oil production in the Middle East and global shipping constraints. In addition, the war between Russia and Ukraine, including the associated sanctions, events in Venezuela and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. Additionally, we have recently experienced an increase in the Permian Basin rig count to 261 at the end of June 2026, according to the Baker Hughes Company, after experiencing several months of rig count decreases from 2023 onwards, which has increased the demand for completion services in the near term although demand remains less predictable and the pressure on pricing of our services continues to persist.
Sustained levels of high inflation likewise caused the U.S. Federal Reserve and other central banks to keep previously raised interest rates unchanged, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, further volatility in crude oil prices, or potential changes in the United States’ trade policy, including the imposition of tariffs and the resulting consequences, would negatively impact our business, financial condition and results of operations.
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
Related to our PROPWR® business line, U.S. power demand estimates continue to accelerate despite constrained electrical grid infrastructure. This is due to a number of factors including, but not limited to, aging transmission and distribution networks, extreme weather, and long lead times for various electric infrastructure equipment. This increase in demand may be met by a fundamental shift in the commercial landscape whereby data centers and other large power customers are expected to increasingly rely on distributed power service providers like PROPWR. The sustainability of this favorable supply-demand dynamic in the power sector will depend on multiple factors, including continued demand growth for generative AI computing applications, supply chain availability for electrical equipment, potential regulatory changes, overall economic activity levels, the level and pace at which the power industry can invest in power infrastructure, and the pace of continued electrification-driven demand growth.

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
Note Regarding Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures presented in accordance with GAAP ("non-GAAP"), except when specifically required to be disclosed by GAAP in the financial statements. We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin provides useful information to investors in assessing our financial condition and results of operations because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, asset base, nonrecurring expenses (income) and items outside the control of the Company. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider Adjusted EBITDA or Adjusted EBITDA margin in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA margin may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended June 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$207,249	$57,542	$32,027	$9,317	$(324)	$305,811
Adjusted EBITDA	$44,199	$11,441	$5,475	$(742)	$(15,608)	$44,765
Depreciation and amortization	$34,002	$4,953	$2,148	$2,346	$14	$43,463
Operating lease expense on FORCE® fleets (1)	$15,758	$—	$—	$—	$—	$15,758
Capital expenditures incurred	$16,279	$4,217	$3,186	$46,953	$9	$70,644
Total assets June 30, 2026 (2)	$796,888	$180,395	$76,661	$322,749	$683,138	$2,059,831

	Three Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$245,741	$47,995	$32,443	$—	$(28)	$326,151
Adjusted EBITDA	$51,983	$7,855	$4,651	$(2,231)	$(12,651)	$49,607
Depreciation and amortization	$35,634	$5,608	$2,030	$17	$20	$43,309
Operating lease expense on FORCE® fleets (1)	$14,462	$—	$—	$—	$—	$14,462
Capital expenditures incurred	$25,064	$2,331	$3,083	$42,614	$—	$73,092
Total assets December 31, 2025 (2)	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

	Six Months Ended June 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$386,579	$119,342	$59,827	$11,530	$(782)	$576,496
Adjusted EBITDA	$81,243	$25,092	$7,593	$(6,047)	$(26,723)	$81,158
Depreciation and amortization	$66,473	$9,893	$4,181	$3,502	$28	$84,077
Operating lease expense on FORCE® fleets (1)	$31,516	$—	$—	$—	$—	$31,516
Capital expenditures incurred	$27,541	$6,202	$3,481	$118,439	$9	$155,672
Total assets June 30, 2026 (2)	$796,888	$180,395	$76,661	$322,749	$683,138	$2,059,831

	Six Months Ended June 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$515,140	$101,437	$69,076	$—	$(86)	$685,567
Adjusted EBITDA	$120,324	$18,328	$12,716	$(2,941)	$(26,134)	$122,293
Depreciation and amortization	$76,935	$11,035	$3,960	$17	$43	$91,990
Operating lease expense on FORCE® fleets (1)	$29,801	$—	$—	$—	$—	$29,801
Capital expenditures incurred	$41,402	$4,515	$4,914	$60,914	$—	$111,745
Total assets December 31, 2025 (2)	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890
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
A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(8,113)	$(7,155)	$(11,756)	$2,447
Depreciation and amortization	43,463	43,309	84,077	91,990
Interest expense	3,007	1,811	5,671	3,541
Income tax expense	5,931	2,372	259	3,484
Loss (gain) on disposal of assets	(1,590)	4,346	(2,330)	14,092
Stock-based compensation	5,950	4,733	10,621	8,070
Business acquisition contingent consideration adjustments	—	(100)	(500)	(400)
Other income, net (1)	(4,009)	(195)	(5,395)	(3,138)
Other general and administrative expense, net	—	159	—	165
Retention bonus and severance expense	126	327	511	2,042
Adjusted EBITDA	$44,765	$49,607	$81,158	$122,293
(1)Other income for the three months ended June 30, 2026 is primarily comprised of interest income of $3.8 million and legal settlement income of $0.3 million, partially offset by $0.1 million of other expense. Other income for the six months ended June 30, 2026 is primarily comprised of interest income of $4.9 million, tax refunds (net of advisory fees) totaling $0.2 million and legal settlement income of $0.3 million. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income.

Results of Operations
As of June 30, 2026, we conducted our business through four operating segments: Hydraulic Fracturing, Wireline, Cementing, and Power Generation.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended June 30,		Change Increase (Decrease)
	2026	2025	$	%
Revenue
Hydraulic Fracturing	$207,249	$245,741	$(38,492)	(15.7)%
Wireline	57,542	47,995	9,547	19.9%
Cementing	32,027	32,443	(416)	(1.3)%
Power Generation	9,317	—	9,317	100.0%
Elimination of intersegment service revenue	(324)	(28)	(296)	(1,057.1)%
Total revenue	305,811	326,151	(20,340)	(6.2)%

Cost of services (1)
Hydraulic Fracturing	158,692	188,760	(30,068)	(15.9)%
Wireline	43,271	37,370	5,901	15.8%
Cementing	24,962	26,532	(1,570)	(5.9)%
Power Generation	7,392	539	6,853	1,271.4%
Elimination of intersegment cost of services	(324)	(28)	(296)	(1,057.1)%
Total cost of services	233,993	253,173	(19,180)	(7.6)%

General and administrative expense (2)	33,129	28,490	4,639	16.3%
Depreciation and amortization	43,463	43,309	154	0.4%
Loss (gain) on disposal of assets	(1,590)	4,346	(5,936)	136.6%
Interest expense	3,007	1,811	1,196	66.0%
Other income, net	(4,009)	(195)	(3,814)	(1,955.9)%
Income tax expense	5,931	2,372	3,559	(150.0)%
Net loss	$(8,113)	$(7,155)	$(958)	(13.4)%

Adjusted EBITDA (3)	$44,765	$49,607	$(4,842)	(9.8)%
Adjusted EBITDA margin (3)	14.6%	15.2%	(0.6)%	(3.9)%
Net loss margin (4)	(2.7)%	(2.2)%	(0.5)%	22.7%

Hydraulic Fracturing segment results of operations:
Revenue	$207,249	$245,741	$(38,492)	(15.7)%
Cost of services	$158,692	$188,760	$(30,068)	(15.9)%
Adjusted EBITDA (5)	$44,199	$51,983	$(7,784)	(15.0)%
Adjusted EBITDA margin (5)	21.3%	21.2%	0.1%	0.5%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(4)Net loss margin reflects our net loss as a percentage of our revenue.

(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenues.    Revenues decreased 6.2%, or $20.4 million, to $305.8 million during the three months ended June 30, 2026, as compared to $326.2 million during the three months ended June 30, 2025. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment revenues decreased 15.7%, or $38.5 million, to $207.2 million for the three months ended June 30, 2026, as compared to $245.7 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity and reduced customer pricing along with idling of fleets during fiscal year 2025. Intersegment revenues totaled $0.3 million and $0.03 million for the three months ended June 30, 2026 and 2025, respectively. Intersegment revenues were derived from our Wireline, Cementing and Power Generation segments for the three months ended June 30, 2026, and from our Wireline segment for the three months ended June 30, 2025.
Wireline. Our Wireline segment revenues increased 19.9% or $9.5 million, to $57.5 million for the three months ended June 30, 2026, as compared to $48.0 million for the three months ended June 30, 2025. The increase was primarily attributable to increased customer activity and utilization.
Cementing. Our Cementing segment revenue decreased 1.3%, or $0.4 million, to $32.0 million for the three months ended June 30, 2026, as compared to $32.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity during the three months ended June 30, 2026.
Power Generation. Our Power Generation segment revenue was $9.3 million for the three months ended June 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025.
Cost of Services.    Cost of services decreased 7.6%, or $19.2 million, to $234.0 million for the three months ended June 30, 2026, as compared to $253.2 million during the three months ended June 30, 2025. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment cost of services decreased 15.9% or $30.1 million, to $158.7 million for the three months ended June 30, 2026, as compared to $188.8 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity and idling of fleets during the three months ended June 30, 2026. As a percentage of Hydraulic Fracturing segment revenues, Hydraulic Fracturing cost of services was 76.6% for the three months ended June 30, 2026, as compared to 76.8% for the three months ended June 30, 2025.
Wireline. Our Wireline segment cost of services increased 15.8%, or $5.9 million to $43.3 million for the three months ended June 30, 2026, as compared to $37.4 million for the three months ended June 30, 2025, due to increased customer activity and the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.2 million and $0.03 million for the three months ended June 30, 2026 and 2025, respectively.
Cementing. Our Cementing segment cost of services decreased 5.9%, or $1.5 million, to $25.0 million for the three months ended June 30, 2026, as compared to $26.5 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity during the three months ended June 30, 2026. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.05 million and $0 for the three months ended June 30, 2026 and 2025, respectively.
Power Generation. Our Power Generation segment cost of services was $7.4 million for the three months ended June 30, 2026, as compared to $0.5 million for the three months ended June 30, 2025. Our Power Generation segment began revenue--generating activities during the third quarter of fiscal year 2025. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.06 million and $0 for the three months ended June 30, 2026 and 2025, respectively.
General and Administrative Expenses.   General and administrative expenses increased 16.3%, or $4.6 million, to $33.1 million for the three months ended June 30, 2026, as compared to $28.5 million for the three months ended June 30, 2025. The net increase was primarily attributable to a $4.8 million increase in payroll expenses primarily driven by headcount increases in our power generation services segment and a $1.2 million increase in stock-based compensation, partially offset by a $0.7 million decrease in dues and subscriptions and a $0.7 million net decrease in other general and administrative expenses.

Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $5.9 million and retention bonuses and severance expenses of $0.1 million), general and administrative expenses were $27.1 million during the three months ended June 30, 2026, as compared to $23.4 million during the three months ended June 30, 2025.
Depreciation and Amortization.    Depreciation and amortization increased 0.4%, or $0.2 million, to $43.5 million for the three months ended June 30, 2026, as compared to $43.3 million for the three months ended June 30, 2025.
Gain on Disposal of Assets.    Gain on disposal of assets increased by 136.6%, or $5.9 million, to $1.6 million for the three months ended June 30, 2026, as compared to loss on disposal of $4.3 million for the three months ended June 30, 2025 due to write-offs related to the sale of conventional Tier II hydraulic fracturing equipment during the three months ended June 30, 2025.
Interest Expense.    Interest expense increased 66.0% or $1.2 million to $3.0 million for the three months ended June 30, 2026, as compared to $1.8 million for the three months ended June 30, 2025. The increase was primarily attributable to the addition of loans under the Caterpillar Equipment Loan Agreement (as defined below) to support the purchase of certain mobile natural gas-fueled power generation equipment.
Other Income.    Other income was approximately $4.0 million for the three months ended June 30, 2026, compared to other income of $0.2 million for the three months ended June 30, 2025. Other income for the three months ended June 30, 2026 is primarily comprised of interest income of $3.8 million and legal settlement income of $0.3 million, partially offset by $0.1 million of other expense.
Income Taxes.    Total income tax expense was $5.9 million on pre-tax loss resulting in an effective tax rate of (271.8)% for the three months ended June 30, 2026, as compared to income tax expense of $2.4 million on pre-tax loss or an effective tax rate of (49.6)% for the three months ended June 30, 2025. The change in income tax expense recorded during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is primarily attributable to the impact of nondeductible expenses and state taxes on pre-tax loss for 2026, compared to 2025.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Six Months Ended June 30,		Change Increase (Decrease)
	2026	2025	$	%
Revenue
Hydraulic Fracturing	$386,579	$515,140	$(128,561)	(25.0)%
Wireline	119,342	101,437	17,905	17.7%
Cementing	59,827	69,076	(9,249)	(13.4)%
Power Generation	11,530	—	11,530	100.0%
Elimination of intersegment service revenue	(782)	(86)	(696)	(809.3)%
Total revenue	576,496	685,567	(109,071)	(15.9)%

Cost of services (1)
Hydraulic Fracturing	297,059	385,013	(87,954)	(22.8)%
Wireline	88,322	77,663	10,659	13.7%
Cementing	49,037	53,900	(4,863)	(9.0)%
Power Generation	12,051	539	11,512	2,135.8%
Elimination of intersegment cost of services	(782)	(86)	(696)	(809.3)%
Total cost of services	445,687	517,029	(71,342)	(13.8)%

General and administrative expense (2)	60,283	56,122	4,161	7.4%
Depreciation and amortization	84,077	91,990	(7,913)	(8.6)%
Loss (gain) on disposal of assets	(2,330)	14,092	(16,422)	(116.5)%
Interest expense	5,671	3,541	2,130	60.2%
Other income, net	(5,395)	(3,138)	(2,257)	(71.9)%
Income tax expense	259	3,484	(3,225)	92.6%
Net (loss) income	$(11,756)	$2,447	$(14,203)	580.4%

Adjusted EBITDA (3)	$81,158	$122,293	$(41,135)	(33.6)%
Adjusted EBITDA margin (3)	14.1%	17.8%	(3.7)%	(20.8)%
Net (loss) income margin (4)	(2.0)%	0.4%	(2.4)%	(600.0)%

Hydraulic Fracturing segment results of operations:
Revenue	$386,579	$515,140	$(128,561)	(25.0)%
Cost of services	$297,059	$385,013	$(87,954)	(22.8)%
Adjusted EBITDA (5)	$81,243	$120,324	$(39,081)	(32.5)%
Adjusted EBITDA margin (5)	21.0%	23.4%	(2.4)%	(10.3)%
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

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues.    Revenues decreased 15.9%, or $109.1 million, to $576.5 million during the six months ended June 30, 2026, as compared to $685.6 million during the six months ended June 30, 2025. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment revenues decreased 25.0%, or $128.6 million, to $386.6 million for the six months ended June 30, 2026, as compared to $515.1 million for the six months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity, reduced customer pricing and inclement weather-related operational disruptions during the six months ended June 30, 2026 along with idling of fleets during fiscal year 2025. Intersegment revenues totaled $0.8 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Intersegment revenues were derived from our Wireline, Cementing and Power Generation segments for the six months ended June 30, 2026, and from our Wireline segment for the six months ended June 30, 2025.
Wireline. Our Wireline segment revenues increased 17.7% or $17.9 million, to $119.3 million for the six months ended June 30, 2026, as compared to $101.4 million for the six months ended June 30, 2025. The increase was primarily attributable to increased customer activity and utilization.
Cementing. Our Cementing segment revenue decreased 13.4%, or $9.2 million, to $59.8 million for the six months ended June 30, 2026, as compared to $69.1 million for the six months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the six months ended June 30, 2026.
Power Generation. Our Power Generation segment revenue was $11.5 million for the six months ended June 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025.
Cost of Services.    Cost of services decreased 13.8%, or $71.3 million, to $445.7 million for the six months ended June 30, 2026, as compared to $517.0 million during the six months ended June 30, 2025. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment cost of services decreased 22.8% or $88.0 million, to $297.1 million for the six months ended June 30, 2026, as compared to $385.0 million for the six months ended June 30, 2025. As a percentage of Hydraulic Fracturing segment revenues, Hydraulic Fracturing cost of services was 76.8% for the six months ended June 30, 2026, as compared to 74.7% for the six months ended June 30, 2025, driven by the absorption of fixed costs as a result of inclement weather-related operational disruptions, lower revenue during the six months ended June 30, 2026 and the impact of general cost inflation.
Wireline. Our Wireline segment cost of services increased 13.7%, or $10.6 million to $88.3 million for the six months ended June 30, 2026, as compared to $77.7 million for the six months ended June 30, 2025, due to increased customer activity and the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.5 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
Cementing. Our Cementing segment cost of services decreased 9.0%, or $4.9 million, to $49.0 million for the six months ended June 30, 2026, as compared to $53.9 million for the six months ended June 30, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the six months ended June 30, 2026. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.2 million and $0 for the six months ended June 30, 2026 and 2025, respectively.
Power Generation. Our Power Generation segment cost of services was $12.1 million for the six months ended June 30, 2026, as compared to $0.5 million for the six months ended June 30, 2025. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.1 million and $0 for the six months ended June 30, 2026 and 2025, respectively.
General and Administrative Expenses.   General and administrative expenses increased 7.4%, or $4.2 million, to $60.3 million for the six months ended June 30, 2026, as compared to $56.1 million for the six months ended June 30, 2025. The net increase was primarily attributable to a $5.8 million increase in payroll expenses primarily driven by headcount increases in our power generation services segment and a $2.6 million increase in stock-based compensation, partially offset by a $1.5 million decrease in retention bonus and severance expense, a $1.4 million decrease in professional fees, a $0.6 million decrease in dues and subscriptions and a $0.7 million net decrease in other general and administrative expenses.

Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $10.6 million and retention bonuses and severance expenses of $0.5 million, partially offset by business acquisition contingent consideration adjustments of $0.5 million), general and administrative expenses were $49.7 million during the six months ended June 30, 2026, as compared to $46.2 million during the six months ended June 30, 2025.
Depreciation and Amortization.    Depreciation and amortization decreased 8.6%, or $7.9 million, to $84.1 million for the six months ended June 30, 2026, as compared to $92.0 million for the six months ended June 30, 2025. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of conventional Tier II hydraulic fracturing equipment sold in 2025.
Gain (loss) on Disposal of Assets.    Gain on disposal of assets increased by 116.5%, or $16.4 million, to $2.3 million for the six months ended June 30, 2026, as compared to loss on disposal of $14.1 million for the six months ended June 30, 2025 due to write-offs related to the sale of conventional Tier II hydraulic fracturing equipment during the six months ended June 30, 2026.
Interest Expense.    Interest expense increased 60.2% or $2.2 million to $5.7 million for the six months ended June 30, 2026, as compared to $3.5 million for the six months ended June 30, 2025. The increase was primarily attributable to the addition of loans under the Caterpillar Equipment Loan Agreement to support the purchase of certain mobile natural gas-fueled power generation equipment.
Other Income.    Other income was approximately $5.4 million for the six months ended June 30, 2026, compared to other income of $3.1 million for the six months ended June 30, 2025. Other income for the six months ended June 30, 2026 is primarily comprised of interest income of $4.9 million, tax refunds (net of advisory fees) totaling $0.2 million and legal settlement income of $0.3 million. Other income for the six months ended June 30, 2025 is primarily comprised of adjustments to workers' compensation and general liability insurance premiums of $1.0 million, tax refunds (net of advisory fees) totaling $0.4 million, interest income from note receivable from sale of business of $0.6 million, a $0.3 million unrealized gain on short-term investment and $0.8 million of other income.
Income Taxes.    Total income tax expense was $0.3 million on pre-tax loss resulting in an effective tax rate of (2.3)% for the six months ended June 30, 2026, as compared to income tax expense of $3.5 million on pre-tax income or an effective tax rate of 58.7% for the six months ended June 30, 2025. The change in income tax expense recorded during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on pre-tax loss for 2026, compared to pre-tax income in 2025.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, including net proceeds of approximately $163.1 million from the 2026 Common Stock Offering (as defined below) after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company and net proceeds of approximately $668.5 million from the issuance of Convertible Notes (as defined below) after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company, (ii) operating cash flows, and (iii) borrowings under our Caterpillar Equipment Loan Agreement. See "Credit Facility and Other Financing Arrangements" below. Additionally, on December 29, 2025, we entered into the Stonebriar Equipment Lease Facility to support the lease of certain mobile power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt repayments and lease payments. Our Borrowing Base (as defined below), under our ABL Credit Facility (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable, 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base in the aggregate), in each case, depending on the credit ratings of our accounts receivable counterparties and certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base), less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from customers for our services, and the amount outstanding in connection with the advance payments as of June 30, 2026 was $7.4 million, which does not include any restricted cash.
As of June 30, 2026, we had no outstanding borrowings under our ABL Credit Facility, our outstanding borrowings under our Caterpillar Equipment Loan Agreement were $129.6 million and our total liquidity was approximately $904.7 million, consisting of cash and cash equivalents of $784.0 million and $120.7 million of availability under our ABL Credit Facility.

In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program initially authorized on May 17, 2023. As extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the share repurchase program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the share repurchase program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. During the three and six months ended June 30, 2026, the Company made no share repurchases under the share repurchase program as it prioritized the scaling of its PROPWR® business line. The Company intends to continue to prioritize investing in its PROPWR® business line in the near future. As of June 30, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
In January 2026, the Company sold 17.25 million shares of its common stock under an underwritten public offering for $10.00 per share, pursuant to an effective shelf registration statement on Form S-3 filed with the SEC (the "2026 Common Stock Offering"). The Company received approximately $163.1 million in net proceeds from this sale after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this sale for general corporate purposes, including to fund growth capital for additional power generation equipment.
In May 2026, the Company issued $690.0 million aggregate principal amount of 0.00% convertible senior notes (the “Convertible Notes”) due November 15, 2031, unless earlier converted, redeemed or repurchased. The Company received approximately $668.5 million in net proceeds from the issuance of the Convertible Notes after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company. In connection with the issuance of the Convertible Notes, the Company paid approximately $36.8 million for entering into privately negotiated capped call transactions relating to the Convertible Notes with an affiliate of one of the initial purchasers and certain other financial institutions. See "Note 5 - Interim and Long-Term Debt" to the condensed consolidated financial statements for further details on the Convertible Notes and the Capped Calls.
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
Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $70.6 million during the three months ended June 30, 2026, as compared to $73.1 million during the three months ended June 30, 2025. The significant portion of our total capital expenditures incurred during the three months ended June 30, 2026 were for our power generation segment totaling $47.0 million, including $22.4 million of financed equipment purchases for this business, and maintenance capital expenditures for our completion services operations. Capital expenditures incurred were $155.7 million during the six months ended June 30, 2026, as compared to $111.7 million during the six months ended June 30, 2025. The significant portion of our total capital expenditures incurred during the three months ended June 30, 2026 were for our power generation segment totaling $118.4 million, including $60.4 million of financed equipment purchases for this business, and maintenance capital expenditures for our completion services operations.
Our future material use of cash will be to fund our capital expenditures and to repay debt and other financing obligations. Although we intend to prioritize investing in our PROPWR® business line in the near future, we may also use cash to repurchase shares under our share repurchase program. Capital expenditures for 2026 are projected to be primarily related to capital expenditures to purchase power generation equipment, costs to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, potential buyout of leased FORCE® electric-powered hydraulic fracturing fleets, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements, planned conversions to lower emissions equipment and demand for our power generation services, among other factors, which could vary significantly throughout the year. We now anticipate full-year 2026 capital expenditures incurred to be between

$525 million and $595 million. Of this, our completion services business is expected to account for approximately $125 million to $145 million, including approximately $15 million to $20 million related to lease buyouts for a portion of our FORCE® electric-powered hydraulic fracturing fleets if we decide to exercise our purchase options. Additionally, we expect to incur capital expenditures of approximately $400 million to $450 million for our PROPWR® business line.
In 2025, we entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, with a total cost of $186.6 million. The total remaining commitment (after initial down payment and financed payments) under these arrangements as of June 30, 2026 was $18.9 million, of which $17.3 million will be financed under the Caterpillar Equipment Loan Agreement. We expect to receive the remaining equipment currently on order under these arrangements in the third quarter of fiscal year 2026.
On April 28, 2026, ProPetro Energy Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("PROPWR"), entered into a global framework agreement with Caterpillar Inc., a Delaware corporation ("Caterpillar"), under which PROPWR agreed to purchase approximately 1.5 gigawatts of incremental power generation assets, subject to certain termination rights of PROPWR and Caterpillar (the "Framework Agreement"). Under the Framework Agreement, we had a minimum purchase obligation at signing of approximately $1,106.0 million subject to adjustments including annual escalations, taxes and tariffs, not inclusive of balance of plant, as well as the option to acquire up to an additional approximately 600 megawatts over a period of approximately five years ending December 31, 2031. As of June 30, 2026, we had approximately 360 megawatts of equipment on order under this Framework Agreement representing a commitment of approximately $320.4 million. We expect to receive this equipment from the fourth quarter of fiscal year 2026 through late fiscal year 2028.
We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR® business line, with a total remaining commitment of approximately $229.4 million. We expect to receive the remaining equipment currently on order under these arrangements from the third quarter of fiscal year 2026 through the end of fiscal year 2027.
We intend to use part of the net proceeds received from the 2026 Common Stock Offering and the issuance of Convertible Notes (net of our purchase of capped calls) to fund our equipment purchases. We continue to actively negotiate additional contracts amid increasing demand for power solutions and to explore various financing alternatives for our power equipment.
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
We anticipate our capital expenditures will be funded by existing cash, including proceeds from the 2026 Common Stock Offering and the Notes Offering, cash flows from operations, the Caterpillar Equipment Loan Agreement, other financing arrangements including the Stonebriar Equipment Lease Facility, and borrowings under our ABL Credit Facility. Our cash flows from operations will be generated from services we provide to our customers.
We entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of June 30, 2026, all five of the Electric Fleet Leases commenced when the Company took possession of all equipment associated with its five FORCE® electric-powered hydraulic fracturing fleets under these leases. The total estimated remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $54.4 million. We also entered into a three year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $2.8 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $6.9 million.

The Stonebriar Equipment Lease Facility requires us to pay an unused commitment fee of 0.5% of any unused portion of the lessor’s $350.0 million funding commitment at December 31, 2028. The maximum amount we may owe for this fee is $1.8 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of June 30, 2026.
In July 2026, we placed an order for approximately 160 megawatts of power generation equipment under the Framework Agreement representing a commitment of approximately $170.3 million and an order for approximately 10 megawatts of additional power generation equipment representing a commitment of approximately $14.4 million. We expect to receive this equipment from the first quarter through the end of fiscal year 2027.
Cash and Cash Flows
The following table sets forth the historical cash flows for the six months ended June 30, 2026, and 2025:

(in thousands)
	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$68,779	$108,903
Net cash used in investing activities	$(99,213)	$(68,524)
Net cash provided by (used in) financing activities	$723,058	$(15,982)
Operating Activities
Net cash provided by operating activities was $68.8 million for the six months ended June 30, 2026, compared to $108.9 million for the six months ended June 30, 2025. The net decrease of approximately $40.1 million was primarily due to approximately $38.3 million lower net income adjusted for noncash expenses, partially offset by working capital tailwinds which consumed approximately $1.8 million less cash in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Investing Activities
Net cash used in investing activities increased to $99.2 million for the six months ended June 30, 2026, from $68.5 million for the six months ended June 30, 2025. The increase was primarily attributable to a $26.7 million increase in capital expenditures, a $3.2 million decrease in proceeds from sale of assets and a $0.8 million decrease in proceeds from note receivable from sale of business.
The following table reconciles our capital expenditures paid to capital expenditures incurred for the periods indicated:

(in thousands)
	Six Months Ended June 30,
	2026	2025
Capital expenditures paid (1)	$104,722	$78,044
Less: Capital expenditures included in accounts payable and accrued liabilities - beginning of period	(28,095)	(14,695)
Add: Capital expenditures included in accounts payable and accrued liabilities - end of period	18,675	29,136
Add: Capital expenditures related to financed equipment purchases - end of period	60,370	18,910
Add: Capital expenditures financed by operating lease landlord - end of period	—	350
Capital expenditures incurred (1)	$155,672	$111,745
(1)    This table reconciles cash basis capital expenditures reported in the Company's condensed consolidated statements of cash flows to accrual basis capital expenditures reported in "Note 6. - Reportable Segment Information" and below.

The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

(in thousands)
	Six Months Ended June 30,
	2026	2025
Reportable Segments:
Hydraulic Fracturing	$27,541	$41,402
Wireline	6,202	4,515
Cementing	3,481	4,914
Power Generation	118,439	60,914
Reconciling Items (1)	9	—
Total capital expenditures incurred	$155,672	$111,745
(1)    Reconciling Items include our corporate facilities.
Cash Flows From Financing Activities
Net cash provided by financing activities was $723.1 million for the six months ended June 30, 2026, as compared to net cash used in financing activities of $16.0 million for the six months ended June 30, 2025. The net increase was primarily driven by $690.0 million of gross proceeds received from the Notes Offering, $164.3 million of proceeds received from the 2026 Common Stock Offering, a $3.0 million decrease in repayments of insurance financing and a $0.5 million decrease in payment of excise tax on share repurchases, partially offset by $45.0 million repayments of borrowings under the ABL Credit Facility, $36.8 million paid for the purchase of capped calls related to the Convertible Notes and $1.2 million of costs paid related to the 2026 Common Stock Offering during the six months ended June 30, 2026, $8.3 million increase in repayments of equipment financing term loans, a $24.3 million increase in payment of debt issuance costs (including debt issuance costs and discounts related to the Notes Offering) and a $2.7 million increase in tax withholdings paid for net settlement of equity awards.
Credit Facility and Other Financing Arrangements
The Company is party to the ABL Credit Facility that provides for borrowing capacity of up to $350.0 million (subject to the Borrowing Base limit), and matures on May 4, 2031.
ABL Credit Facility: Effective May 4, 2026, the Company entered into an amendment to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, as amended in December 2025, as amended in May 2026 and as may be amended further, the "ABL Credit Facility"). The amendment increased the debt basket for leverage-ratio-based indebtedness, capital/finance leases, purchase money debt and other similar indebtedness from $425.0 million to the greater of (i) $600.0 million and (ii) 300% of the Company's consolidated earnings before interest expense, income taxes, depreciation and amortization for its most recently completed four consecutive fiscal quarters, and added a new $690.0 million debt basket for the incurrence of convertible indebtedness. The amendment also updated the Borrowing Base to include certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base in the aggregate). The Borrowing Base as of June 30, 2026, was approximately $131.8 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under a financing arrangement.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. The weighted average annual interest rate on our outstanding borrowings under the ABL Credit Facility for the six months ended June 30, 2026 was 5.64%.

As of June 30, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively.
Caterpillar Equipment Loan Agreement: On April 2, 2025, we entered into a financing arrangement and on February 6, 2026, we entered into an amendment to this financing arrangement with Caterpillar Financial Services Corporation (collectively, the "Caterpillar Equipment Loan Agreement") to support the purchase of certain mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, under which the lender, Caterpillar Financial Services Corporation (an affiliate of the equipment manufacturer), will fund progress payments beyond the initial down payment on the equipment for a maximum total available amount of $157.3 million and provide us interim loans in connection with each progress payment made on our behalf. Such interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Such interim loans will be combined and converted to a term loan for each unit of equipment after the final progress payment is funded for such unit. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each loan will be secured on a first lien basis by equipment collateral and support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from the equipment loan must be used for payment or reimbursement for the equipment subject to such loan. Each loan will be fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our interim loans (short-term loans) as of June 30, 2026 was 7.43%. The weighted average interest rate on our term loans (long-term loans) for the six months ended June 30, 2026 was 7.48%.
Under the Caterpillar Equipment Loan Agreement, we have incurred interim loans and term loans with outstanding amounts of $11.0 million and $118.6 million, respectively, as of June 30, 2026, related to funding for equipment under construction and equipment received. See "Note 5 - Interim and Long-Term Debt." The financed payments from the lender (an affiliate of the equipment manufacturer) are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. The repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Convertible Senior Notes. On May 7, 2026, the Company issued the Convertible Notes. The Company received approximately $668.5 million in net proceeds from the issuance of the Convertible Notes after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company. In connection with the issuance of the Convertible Notes, the Company paid approximately $36.8 million for entering into privately negotiated capped call transactions relating to the Convertible Notes with an affiliate of one of the initial purchasers and certain other financial institutions. Before August 15, 2031, noteholders have the right to convert their Convertible Notes only in certain circumstances and during specified periods. From and after August 15, 2031, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, par value $0.001, or a combination of cash and the Company’s common stock, at its election. As of June 30, 2026, the outstanding amount under the Convertible Notes was $690.0 million.
Stonebriar Equipment Lease Facility. On December 29, 2025, PROPWR entered into an Interim Funding Agreement and a Master Lease Agreement with Stonebriar for the right, but not the obligation, to fund up to $350.0 million of purchases of power generator equipment for our PROPWR® business line. Under the Interim Funding Agreement, Stonebriar provides funding to finance down payments and progress payments owing to equipment suppliers. Monthly rent under the Interim Funding Agreement is based on the unpaid balance of the aggregate amounts advanced under the Interim Funding Agreement and not yet converted to a lease schedule under the Master Lease Agreement, times a per annum lease rate factor equal to the sum of 1-Month SOFR plus 6.25%. Upon delivery and acceptance of a power generator, amounts outstanding under the Interim Funding Agreement with respect to such equipment are converted into a lease schedule under the Master Lease Agreement. Stonebriar will hold legal title to such leased equipment. The lease term for each item of equipment will be 84 months, and the rental payment amounts will be based on the equipment cost times a lease rate factor set forth in the applicable lease schedule. PROPWR will have certain early termination and purchase options with respect to the leased equipment at various points during the lease, as set forth in the Master Lease Agreement and related lease schedule for such equipment. Upon exercise of such rights and payment of the required amounts, PROPWR would acquire legal title to such equipment. As of June 30, 2026, we had no leases and no outstanding lease liability amounts under the Stonebriar Equipment Lease Facility.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2026.
Critical Accounting Estimates
There have been no material changes during the six months ended June 30, 2026 to the methodology applied by our management for critical accounting estimates previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.
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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
See “Note 13 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.
ITEM 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Form 10-K.
The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing amortized interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In accordance with applicable accounting standards, the Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Notes for accounting purposes will be greater than the cash special interest and additional interest payments, if any, we may be required to pay on the Convertible Notes, which will result in lower reported income.
In addition, the common stock underlying the Convertible Notes is reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.
Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change, then, except as described in the Indenture, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change, then we may be required to temporarily increase the conversion rate for the Convertible Notes. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our Convertible Notes or holders of our common stock may view as favorable.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders of the Convertible Notes elect to convert their Convertible Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 2. Unregistered Sales or Purchases of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2026 to April 30, 2026	—	$—	—	$89,152,858
May 1, 2026 to May 31, 2026	—	$—	—	$89,152,858
June 1, 2026 to June 30, 2026	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

4.1
Indenture, dated as of May 7, 2026, between ProPetro Holding Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 7, 2026).

4.2	Form of 0.00% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 7, 2026).
10.1*+^	Global Framework Agreement, dated April 28, 2026, by and between ProPetro Energy Solutions, LLC and Caterpillar Inc.
10.2	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2026).
10.3+	Amendment No. 4 to Amended and Restated Credit Agreement, dated May 4, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 7, 2026).
10.4#	Third Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 22, 2026).
10.5*#	Cash Retention Bonus Agreement, effective May 1, 2026, by and between William Michael Wood and ProPetro Services, Inc.
10.6*+^	Amended and Restated Master Loan and Security Agreement, dated July 27, 2026, by and among ProPetro Energy Solutions, LLC, Caterpillar Financial Services Corporation and the guarantor parties thereto.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
#	Compensatory plan, contract or arrangement.
+	Certain annexes, schedules, and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2026	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Caleb L. Weatherl
Caleb L. Weatherl
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)