Form 10-Q
period 2026-09-30
ProPetro Holding Corp.
filed 2026-10-29
CIK 1680247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
NYSE Texas, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares, par value $0.001 per share, outstanding at October 23, 2026, was 122,862,337.

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
•events that reduce the demand for our power generation services, such as the development of alternative power generation technologies or increased grid capacity and government actions that reduce the demand for behind-the-meter power services;
•changes in the availability and cost of capital that impact the price and availability of debt and equity financing (including higher interest rates) for us and our customers;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•the effects of consolidation on our customers or competitors;
-ii-

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
-iii-

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$728,874	$91,334
Accounts receivable - net of allowance for credit losses of $0 and $0, respectively	289,985	200,753
Inventories	25,903	13,323
Prepaid expenses	10,702	19,896
Other current assets	10,017	1,398
Total current assets	1,065,481	326,704
PROPERTY AND EQUIPMENT - net of accumulated depreciation	1,009,068	793,475
OPERATING LEASE RIGHT-OF-USE ASSETS	57,293	99,787
FINANCE LEASE RIGHT-OF-USE ASSETS	1,893	10,637
OTHER NONCURRENT ASSETS:
Intangible assets - net of amortization	48,430	55,476
Other noncurrent assets	6,245	4,811
Total other noncurrent assets	54,675	60,287
TOTAL ASSETS	$2,188,410	$1,290,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,023	$115,009
Accrued and other current liabilities	72,510	65,981
Interim debt - net of debt issuance costs	—	2,113
Current maturities of long-term debt - net of debt issuance costs	31,165	13,844
Operating lease liabilities	29,487	43,572
Finance lease liabilities	1,803	12,442
Total current liabilities	304,988	252,961
DEFERRED INCOME TAXES	54,279	63,433
LONG-TERM DEBT - net of debt issuance costs and current maturities	808,701	105,613
NONCURRENT OPERATING LEASE LIABILITIES	20,010	35,641
NONCURRENT FINANCE LEASE LIABILITIES	122	—
OTHER LONG-TERM LIABILITIES	23,990	3,400
Total liabilities	1,212,090	461,048
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 30,000,000 shares authorized, none issued, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 122,859,311 and 104,310,266 shares issued, respectively	123	104
Additional paid-in capital	1,042,936	897,739
Accumulated deficit	(66,739)	(68,001)
Total shareholders’ equity	976,320	829,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,188,410	$1,290,890
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE - Service revenue	$355,384	$293,916	$931,880	$979,483
COSTS AND EXPENSES
Cost of services (excluding depreciation and amortization)	269,745	236,500	715,432	753,529
General and administrative expenses (including stock-based compensation)	30,842	22,496	91,125	78,618
Depreciation and amortization	44,391	41,660	128,468	133,650
Loss (gain) on disposal of assets	(611)	(674)	(2,941)	13,418
Total costs and expenses	344,367	299,982	932,084	979,215
OPERATING INCOME (LOSS)	11,017	(6,066)	(204)	268
OTHER INCOME (EXPENSE):
Interest expense	(4,263)	(2,110)	(9,934)	(5,651)
Other income, net	4,818	5,107	10,213	8,245
Total other income, net	555	2,997	279	2,594
INCOME (LOSS) BEFORE INCOME TAXES	11,572	(3,069)	75	2,862
INCOME TAX BENEFIT (EXPENSE)	1,446	704	1,187	(2,780)
NET INCOME (LOSS)	$13,018	$(2,365)	$1,262	$82

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.11	$(0.02)	$0.01	$—
Diluted	$0.09	$(0.02)	$0.01	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	122,846	103,974	120,846	103,733
Diluted	154,654	103,974	123,294	104,974

See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE - January 1, 2026	104,310	$104	$897,739	$(68,001)	$829,842
Stock-based compensation cost	—	—	4,671	—	4,671
Issuance of common stock under public equity offering	17,250	17	164,289	—	164,306
Costs related to issuance of common stock under public equity offering	—	—	(932)	—	(932)
Issuance of equity awards, net	1,057	1	(1)	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(5,571)	—	(5,571)
Net loss	—	—	—	(3,643)	(3,643)
BALANCE - March 31, 2026	122,617	$122	$1,060,195	$(71,644)	$988,673
Stock-based compensation cost	—	—	5,950	—	5,950
Costs related to issuance of common stock under public equity offering	—	—	(272)	—	(272)
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	(28,879)	—	(28,879)
Issuance of equity awards, net	207	1	91	—	92
Tax withholdings paid for net settlement of equity awards	—	—	(26)	—	(26)
Net loss	—	—	—	(8,113)	(8,113)
BALANCE - June 30, 2026	122,824	$123	$1,037,059	$(79,757)	$957,425
Stock-based compensation cost	—	—	6,021	—	6,021
Issuance of equity awards, net	35	—	—	—	—
Tax withholdings paid for net settlement of equity awards	—	—	(144)	—	(144)
Net income	—	—	—	13,018	13,018
BALANCE - September 30, 2026	122,859	$123	$1,042,936	$(66,739)	$976,320

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

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,262	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,468	133,650
Deferred income tax (benefit) expense	(1,187)	2,830
Amortization of deferred debt issuance costs	2,167	350
Stock-based compensation	16,642	12,695
Loss (gain) on disposal of assets	(2,941)	13,418
Unrealized gain on short-term investment	—	(2,277)
Business acquisition contingent consideration adjustments	(2,200)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(89,233)	(13,231)
Other current assets	(8,504)	(2,315)
Inventories	(12,580)	246
Prepaid expenses	9,194	6,875
Accounts payable	33,026	10,941
Accrued and other current and noncurrent liabilities	40,974	(7,701)
Net cash provided by operating activities	115,088	150,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(227,910)	(122,084)
Proceeds from sale of assets	6,646	9,674
Proceeds from note receivable from sale of business	—	1,385
Net cash used in investing activities	(221,264)	(111,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facility borrowings	(45,000)	—
Proceeds from equipment financing term loans	32,741	—
Repayments of equipment financing term loans	(14,925)	(976)
Payments of finance lease obligations	(14,622)	(13,829)
Repayments of insurance financing	—	(4,510)
Payment of debt issuance costs	(25,085)	(754)
Proceeds from issuance of convertible senior notes	690,000	—
Purchase of capped calls related to convertible senior notes	(36,846)	—
Proceeds from issuance of common stock under public equity offering	164,306	—
Payment of costs related to issuance of common stock under public equity offering	(1,204)	—
Proceeds from exercise of equity awards	92	—
Tax withholdings paid for net settlement of equity awards	(5,741)	(2,840)
Payment of excise tax on share repurchases	—	(531)
Net cash provided by (used in) financing activities	743,716	(23,440)
NET INCREASE IN CASH AND CASH EQUIVALENTS	637,540	16,098
CASH AND CASH EQUIVALENTS - Beginning of period	91,334	50,443
CASH AND CASH EQUIVALENTS - End of period	$728,874	$66,541
See notes to condensed consolidated financial statements.

PROPETRO HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid - net of amounts capitalized	$8,358	$5,472
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable and accrued liabilities	$51,208	$50,509
Equipment purchases financed and corresponding issuances of loans	$76,120	$51,850
Leasehold improvements financed by operating lease landlord	$—	$350
Deferred tax asset recognized on purchase of capped calls	$7,967	$—
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
Our power generation arrangements involve providing turnkey power generation services to oil and gas producers and non-oil and gas applications such as data centers and general industrial projects using mobile power generation equipment installed at customers’ sites. The Company evaluates whether the use of its power generation equipment installed at customers’ sites to provide power generation services represents a lease in accordance with FASB ASC Topic 842, Leases. As discussed further in "Note 11 - Leases", for power generation equipment installed at customers’ sites in conjunction with providing power

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
generation services, the Company accounts for lease and nonlease components of power generation arrangements as a single performance obligation and accounts for the combined component in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, since power generation services (nonlease components) represent the predominant component for our existing contracts with customers, the timing and pattern of transfer for the lease component and nonlease components associated with that lease component are the same, and the lease component, if accounted for separately, would be classified as an operating lease. The Company accounts for revenue earned in the form of variable consideration related to power generation output in accordance with the guidance on variable consideration in FASB ASC Topic 606. The Company recognizes its power services revenues over time based on the agreed fixed transaction price and the greater of actual output of power produced or the minimum agreed quantity of output, and any variable consideration from output of power produced in excess of the minimum agreed quantity of output. The Company recognizes revenue related to other ancillary services (which are considered inputs to the Company's power services) over time as customers receive and consume the benefits of the Company's power services.
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
Accounts Receivable
Accounts receivable are stated at the amount billed and billable to customers.
The table below shows a summary of accounts receivable:

(in thousands)
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Amounts billed to customers - net of allowance for credit losses	$226,451	$171,812	$179,756	$148,783
Accrued revenue (unbilled receivable)	63,534	28,941	29,469	47,211
Total accounts receivable - net of allowance for credit losses	$289,985	$200,753	$209,225	$195,994

Transaction price allocated to the remaining performance obligation for our partially completed hydraulic fracturing and wireline operations (1)	$17,591	$31,558	$27,727	$38,708
(1)The remaining performance obligation at September 30, 2026 is expected to be completed and recognized as revenue within one month following the current period balance sheet date. The remaining performance obligations at the remaining dates were recorded as revenue within one month following those dates.
Allowance for Credit Losses
As of September 30, 2026, the Company had no allowance for credit losses. Our allowance for credit losses is based on the evaluation of both our historic collection experience and the economic outlook for the oil and gas industry. We evaluated the historic loss experience on our accounts receivable and separately considered customers with receivable balances that may be negatively impacted by current or future economic developments and market conditions. While the Company has not experienced significant credit losses in the past and has not yet seen material adverse changes to the payment patterns of its customers, the Company cannot predict with any certainty the degree to which the impacts of depressed economic activities, including the potential impact of periodically adjusted borrowing base limits, level of hedged production, or unforeseen well shut-downs may affect the ability of its customers to timely pay receivables when due. Accordingly, in future periods, the Company may revise its estimates of expected credit losses.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
The table below shows a summary of allowance for credit losses:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$—
Provision for credit losses during the period	—	—	—	—
Write-off during the period	—	—	—	—
Ending balance	$—	$—	$—	$—
Contract Assets and Liabilities
Contract assets include amounts earned from performance obligations under contracts with customers for our power generation services including demobilization for which we have a conditional right to receive consideration for our performance and costs incurred to fulfill contracts with customers for our power generation services which are initially capitalized as assets and are presented in other current assets or other noncurrent assets in our condensed consolidated balance sheets. Amounts billed to customers and accrued revenue related to these services are discussed in the "Accounts Receivable" section above.
Contract assets related to power generation service arrangements primarily represent amounts associated with equipment demobilization obligations that will be billed in the future and for which the Company has a conditional right to consideration. Revenue and the related contract asset are recognized over the term of the power generation service contract, from commencement of services through the end of the contractual service period, as the Company satisfies its performance obligations. Costs incurred to fulfill customer contracts are amortized to cost of services on a straight-line basis over the period from service commencement or the date the cost is incurred, whichever is later, through the end of the related power generation services contract term. The Company believes this method is consistent with the pattern of revenue recognition for the related services.
The table below shows the amounts earned from performance obligations under contracts with customers for which the Company has a conditional right to receive consideration for its performance, and the presentation of these amounts in our condensed consolidated balance sheets:

(in thousands)
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Amount presented in other current assets	$54	$—	$—	$—
Amount presented in other noncurrent assets	—	—	—	—
Total	$54	$—	$—	$—
The table below shows revenues recognized in our condensed consolidated statements of operations related to performance obligations under contracts with customers for which the Company has a conditional right to receive consideration for its performance:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized related to performance obligations under contracts with customers for which the Company has a conditional right to receive consideration for its performance	$54	$—	$54	$—
The table below shows the amounts of incurred costs to fulfill contracts with customers, and the presentation of these amounts in our condensed consolidated balance sheets:

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)

(in thousands)
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Amount presented in other current assets	$2,471	$—	$—	$—
Amount presented in other noncurrent assets	142	—	—	—
Total	$2,613	$—	$—	$—
The following table shows amortization of incurred costs to fulfill contracts with customers recognized in other direct costs within cost of services in our condensed consolidated statements of operations:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of incurred costs to fulfill contracts with customers	$779	$—	$1,049	$—
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
The table below shows a summary of our contract liabilities:

(in thousands)
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash advances and upfront payments received from customers - outstanding balance (1)	$32,211	$8,104	$5,802	$11,823

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized from cash advances and upfront payments received balances outstanding at the beginning of period	$2,068	$1,763	$4,951	$4,887
(1)These amounts are accounted for under FASB ASC Topic 606, Revenue from Contracts with Customers. Of the amount outstanding as of September 30, 2026, $9.5 million is included in accrued and other current liabilities, and $22.7 million is included in other long-term liabilities in our condensed consolidated balance sheet. All other amounts are included in accrued and other current liabilities in our condensed consolidated balance sheets. The Company expects to recognize the amount outstanding as of September 30, 2026 included in accrued and other current liabilities as revenue within one year following the current period balance sheet date.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation (Continued)
Convertible Notes
On May 7, 2026, we issued $690.0 million in aggregate principal amount of our 0.00% convertible senior notes due 2031 (the "Convertible Notes") in a private placement (the "Notes Offering"). Our Convertible Notes are classified as convertible debt instruments recorded as liabilities in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options, and are initially recognized at their principal amount, net of debt issuance costs and any discounts. Debt issuance costs and discounts are amortized to interest expense over the term of the instrument using the effective interest method. We evaluate each instrument to determine its classification as debt or equity and assess whether embedded features, such as conversion options, require bifurcation and separate accounting as derivatives under FASB ASC Topic 815-15, Embedded Derivatives. Bifurcation is required if these features are not clearly and closely related to the host contract and do not meet the scope exception criteria under FASB ASC Topic 815-40, Contracts in Entity's Own Equity. Upon conversion, the carrying amount of the debt is reduced, and the settlement is accounted for based on the terms of the instrument, which may include issuance of common stock, cash payment, or a combination thereof. Interest expense includes special interest and additional interest, if any, and the amortization of debt issuance costs and discounts.
Depreciation and Amortization
Depreciation and amortization comprised the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization related to cost of services	$42,022	$39,291	$121,363	$126,529
Depreciation and amortization related to general and administrative expenses	2,369	2,369	7,105	7,121
Total depreciation and amortization	$44,391	$41,660	$128,468	$133,650
Income Taxes
For the three and nine months ended September 30, 2026, we utilized the annual effective tax rate method to calculate the interim tax provision, as prescribed by FASB ASC Topic 740-270, Income Taxes - Interim Reporting. In the second quarter of 2026, we utilized the discrete effective tax method as allowed by FASB ASC Topic 740-270-30-18 because small changes in estimated "ordinary" income would have resulted in significant changes in the estimated annual effective tax rate. As of September 30, 2026, small changes in estimated "ordinary" income no longer result in significant changes and it was determined that the estimated annual effective tax rate is a reliable estimate and, accordingly, for the three and nine months ended September 30, 2026, the annual effective tax rate method was utilized.
Total income tax benefit was $1.4 million on pre-tax income resulting in an effective tax rate of (12.5)% for the three months ended September 30, 2026, as compared to income tax benefit of $0.7 million on pre-tax loss or an effective tax rate of 22.9% for the three months ended September 30, 2025. The change in income tax benefit recorded during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2026, compared to the pre-tax loss for 2025. Total income tax benefit was $1.2 million on pre-tax income resulting in an effective tax rate of (1,582.7)% for the nine months ended September 30, 2026, as compared to income tax expense of $2.8 million on pre-tax income or an effective tax rate of 97.1% for the nine months ended September 30, 2025. The change in income tax benefit (expense) recorded during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2026, compared to 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), was enacted into law in the United States. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, changes to limitations on deductions for interest expense and acceleration of fixed asset depreciation. These provisions did not have a material impact on the Company's effective tax rate for the nine months ended September 30, 2026.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt other than the Convertible Notes, the fair value of which is disclosed in Note 5 - Interim and Long-Term Debt, are estimated to be approximately equivalent to carrying amounts as of September 30, 2026 and December 31, 2025 and have been excluded from the table below.

Assets and liabilities measured at fair value on a recurring basis are set forth below:

(in thousands)
		Estimated fair value measurements
	Balance	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2026:
Business acquisition contingent consideration payable	$1,200	$—	$—	$1,200
December 31, 2025:
Business acquisition contingent consideration payable	$3,400	$—	$—	$3,400
Short-term investment— On October 27, 2025, the Company sold its short-term investment in 2.6 million common shares of STEP Energy Services Ltd. ("STEP"), which it received in 2022 as part of the consideration for the sale of its coiled tubing assets to STEP. Prior to the sale, the shares were accounted for as an investment in equity securities measured at fair value using Level 1 inputs based on observable prices on the Toronto Stock Exchange and were shown under current assets in our condensed consolidated balance sheets. The fluctuation in stock price resulted in an unrealized gain of $2.0 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. Included in the unrealized gain for the three and nine months ended September 30, 2025 was a loss of $0.2 million and a gain of $0.2 million, respectively, resulting from non-cash foreign currency translation.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 - Fair Value Measurements (Continued)
Business acquisition contingent consideration payable— On May 31, 2024, the Company completed the acquisition of all of the outstanding equity interests in Aqua Prop, LLC ("AquaProp") in exchange for $13.7 million of cash, $3.7 million of deferred cash consideration payable to AquaProp's seller by May 31, 2025, the payoff of $7.2 million of assumed debt, the payment of $0.3 million of certain transaction costs and estimated contingent consideration of $10.9 million. The contingent consideration payable was measured at fair value using Level 3 inputs based on the probability-weighted expected return method and is included within other long-term liabilities in our condensed consolidated balance sheets. The fair value of the contingent consideration payable is remeasured at the end of each reporting period using the probability-weighted expected return method. As of September 30, 2026, the estimated fair value of the contingent consideration payable was $1.2 million resulting in a $2.2 million decrease from December 31, 2025. The decrease in the estimated fair value of the contingent consideration payable was primarily driven by updated projections regarding the probability of different scenarios and the amount and timing of additional equipment to be delivered by the seller under those scenarios. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(in thousands)
	September 30, 2026	December 31, 2025
Business acquisition contingent consideration payable - opening balance	$3,400	$8,300
Addition	—	—
Decrease in estimated fair value (1)	(2,200)	(4,900)
Business acquisition contingent consideration payable - closing balance	$1,200	$3,400
(1)The decrease in the estimated fair value of the business acquisition contingent consideration payable is included in general and administrative expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2026 and the year ended December 31, 2025.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but may be subject to fair value adjustments in certain circumstances.
Whenever events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the Company reviews the carrying values of long‑lived assets, such as property, equipment and other assets, to determine if they are recoverable. If any long‑lived assets are determined to be unrecoverable, an impairment expense is recorded in the period. No impairment of property and equipment was recorded during the three and nine months ended September 30, 2026 and 2025.
Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we had goodwill with a carrying amount of $0.9 million and $0.9 million, respectively. There were no additions to goodwill during the three and nine months ended September 30, 2026 and 2025. The hydraulic fracturing operating segment (which is also considered a reporting unit) is the only segment with goodwill at September 30, 2026 and December 31, 2025. There were no goodwill impairment losses during the three and nine months ended September 30, 2026 and 2025, respectively.
There were no assets or liabilities subject to nonrecurring fair value measurements during the three and nine months ended September 30, 2026 or 2025.
Note 4 - Intangible Assets
Intangible assets acquired consist of trademark/trade names, customer relationships, favorable contracts and internally developed software. Trademark/trade names are amortized on a straight‑line basis over useful lives of ten and fifteen years. Customer relationships are amortized on a straight‑line basis over useful lives of six and ten years. Favorable contracts are amortized on a straight‑line basis over useful lives of thirty months and five years. Internally developed software is amortized on a straight‑line basis over a useful life of twenty-nine months. Amortization expense included in net income for the three and nine months ended September 30, 2026 was $2.4 million and $7.1 million, respectively. Amortization expense included in net loss for the three months ended September 30, 2025 was $2.4 million. Amortization expense included in net income for the nine months ended September 30, 2025 was $7.1 million.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 - Intangible Assets (Continued)
The Company’s intangible assets subject to amortization consisted of the following:

(in thousands)
	September 30, 2026	December 31, 2025
Intangible assets acquired:
Trademark/trade names	$12,100	$12,100
Customer relationships	65,100	65,100
Favorable contracts	2,210	2,210
Internally developed software	124	81
Total intangible assets acquired	79,534	79,491

Accumulated amortization:
Trademark/trade name	(4,432)	(3,557)
Customer relationships	(25,446)	(19,633)
Favorable contracts	(1,167)	(792)
Internally developed software	(59)	(33)
Total accumulated amortization	(31,104)	(24,015)

Intangible assets — net	$48,430	$55,476
Estimated remaining amortization expense for each of the subsequent fiscal years is expected to be as follows:

(in thousands)
Year	Estimated future amortization expense
Remainder of 2026	$2,357
2027	9,329
2028	9,315
2029	9,086
2030	7,108
2031 and beyond	11,235
Total	$48,430
The average amortization period for our remaining intangible assets is approximately 5.6 years.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt
Asset-Based Loan Credit Facility
The Company is party to an amended and restated revolving credit facility. Effective May 4, 2026 and August 10, 2026, the Company entered into amendments to its amended and restated revolving credit facility (as amended, the "ABL Credit Facility"). The amendments increased the borrowing capacity under the ABL Credit Facility from $225.0 million to $350.0 million (subject to the Borrowing Base (as defined below) limit), with an uncommitted accordion in an aggregate amount not to exceed the greater of (i) $150.0 million and (ii) the amount, if any, by which the Borrowing Base exceeds the commitments outstanding under the ABL Credit Facility, subject to usual and customary terms and conditions, and extended the maturity date of the ABL Credit Facility from June 2, 2028 to May 4, 2031. The ABL Credit Facility has a borrowing base of the sum of 85% to 90% of monthly eligible accounts receivable, 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base), in each case, depending on the credit ratings of our accounts receivable counterparties and certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base in the aggregate), less customary reserves (the "Borrowing Base"), as redetermined monthly. The advance rates for such power generation equipment are equal to the lesser of (i) 90% of the book value of such equipment and (ii) 80% of the net orderly liquidation value of such equipment. The amendments also increased the debt basket for leverage-ratio-based indebtedness, capital/finance leases, purchase money debt and other similar indebtedness from $425.0 million to the greater of (i) $600.0 million and (ii) 300% of the Company's consolidated earnings before interest expense, income taxes, depreciation and amortization for its most recently completed four consecutive fiscal quarters, and added a new $690.0 million debt basket for the incurrence or refinancing of convertible indebtedness. The Borrowing Base as of September 30, 2026, was approximately $196.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens or indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under the Caterpillar Equipment Loan Agreement (as defined below) and other equipment that may be purchased under other financing arrangements. The Company was in compliance with all covenants as of September 30, 2026.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. For the nine months ended September 30, 2026, the weighted average interest rate on our outstanding borrowings under the ABL Credit Facility was 5.64%.
The loan origination costs relating to the ABL Credit Facility are classified as an asset in our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively. After borrowings outstanding and letters of credit of approximately $11.1 million under the ABL Credit Facility, we had approximately $185.3 million available for borrowing under our ABL Credit Facility as of September 30, 2026.
Equipment Financing Arrangements
Effective July 27, 2026, we entered into an amendment to our financing arrangement with Caterpillar Financial Services Corporation (as amended on February 6, 2026, and as originally entered into on April 2, 2025, the "Caterpillar Equipment Loan Agreement"), pursuant to which Caterpillar Financial Services Corporation agreed to increase the total availability of funds under the Caterpillar Equipment Loan Agreement to an aggregate amount not to exceed $167.0 million (the "Equipment Loans") for the purpose of purchasing certain electric power generation equipment and associated auxiliary equipment for our PROPWR® business line. The Equipment Loans will be available on a revolving basis and loan amounts that are subject to a non-recourse syndication by Caterpillar Financial Services Corporation will not count against the $167.0 million cap. Certain Equipment Loans consist of two phases: (a) a progress payment phase during which an interim advance is made, evidenced by a separate floating rate promissory note based on an interim loan schedule (each, an "Interim Note"), and (b) after satisfaction of the applicable milestones, a term loan phase in which such Interim Note converts into a separate fixed rate promissory note based on a term loan schedule (each, a "Term Note" and together with the Interim Notes, each, a "Note"). Other Equipment

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Interim and Long-Term Debt (Continued)
Loans will consist only of a Term Note that is issued upon receipt of the applicable equipment. Interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each Note will be secured on a first lien basis by equipment collateral and related support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from an Equipment Loan must be used for payment or reimbursement for the equipment subject to such Equipment Loan. Each Note is fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The Caterpillar Equipment Loan Agreement contains customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our term loans (long-term loans) for the nine months ended September 30, 2026 was 7.73%. During the nine months ended September 30, 2026, we capitalized $0.7 million of interest on our interim loans.
Debt issuance costs relating to our interim loans and term loans are presented as a deduction from the carrying amount of the loans in our condensed consolidated balance sheets. Costs incurred before the issuance of such loans are presented as an asset in our condensed consolidated balance sheets. As of September 30, 2026, we had no interim loans outstanding and $171.8 million of term loans outstanding under the Caterpillar Equipment Loan Agreement, of which approximately $24.7 million had been syndicated by Caterpillar Financial Services Corporation on a non-recourse basis and therefore does not count against the $167.0 million cap. After giving effect to that syndication, approximately $19.9 million remained available for future borrowings. Interim loans, net of debt issuance costs, are presented as interim debt within current liabilities in our condensed consolidated balance sheets. Current maturities of term loans, net of debt issuance costs, are presented as current maturities of long term debt within current liabilities and long-term portions of term loans, net of debt issuance costs, are presented in long-term debt, respectively, in our condensed consolidated balance sheets. Financed payments from the lender to the Company, net of related debt issuance costs paid by the Company to the lender, are presented as cash inflows under cash flows from financing activities in our condensed consolidated statements of cash flows. Financed payments from the lender to an equipment manufacturer, equipment dealer or equipment packager on the Company's behalf are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows and related debt issuance costs paid by the Company to the lender are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows. Repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Convertible Senior Notes
On May 7, 2026, the Company issued $690.0 million aggregate principal amount of 0.00% convertible senior notes due 2031, which included the exercise in full of the initial purchasers’ option to purchase up to an additional $90.0 million principal amount of the Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture dated May 7, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Indenture"). The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes do not bear regular interest, and the principal amount of the Convertible Notes does not accrete. The Convertible Notes will mature on November 15, 2031 (the "maturity date of the Convertible Notes"), unless earlier converted, redeemed or repurchased. Net proceeds from the issuance of the Convertible Notes were approximately $668.4 million after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company, without giving effect to the capped call transactions related to the Convertible Notes. The Company used approximately $36.8 million of the net proceeds to enter into capped call transactions related to the Convertible Notes and intends to use the remainder of the net proceeds to purchase additional power generation equipment and other general corporate purposes. Before August 15, 2031, noteholders have the right to convert their Convertible Notes only in certain circumstances and during specified periods. From and after August 15, 2031, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and the Company’s common stock, at its election.
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
If the Company undergoes a Fundamental Change (as defined in the Indenture), then, subject to certain conditions and limited exceptions, holders of the Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if the Company delivers a notice of redemption in respect of the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert its Convertible Notes in connection with such a corporate event or convert the Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The Indenture contains customary covenants and sets forth certain events of default after which the Convertible Notes may be declared due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable. The Indenture limits the Company’s ability to consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person (other than to one or more of the Company’s direct or indirect wholly owned subsidiaries). The Company was in compliance with all covenants as of September 30, 2026.
Interest expense related to the Convertible Notes for the three and nine months ended September 30, 2026 was $1.0 million and $1.6 million, respectively, consisting of amortization of debt issuance costs. No special interest and additional interest was incurred during the three and nine months ended September 30, 2026. The debt issuance costs are amortized into interest expense over the term of the Convertible Notes at an effective interest rate of 0.58%.
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
The capped call transactions related to the Convertible Notes are expected generally to reduce potential dilution to the Company's common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The capped call transactions related to the Convertible Notes are included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 30, 2026, with no remeasurement in subsequent periods provided they continue to meet the criteria for equity classification.
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
The following table shows a summary of our convertible debt instruments as of September 30, 2026:

(in thousands)				Fair Value
	Principal Amount	Unamortized Debt Discounts and Issuance Costs	Net Carrying Amount	Amount	Leveling
Convertible senior notes	$690,000	$(20,082)	$669,918	$517,714	Level 2
We had no convertible debt instruments as of December 31, 2025.
Total debt consisted of the following:

(in thousands)
	September 30, 2026	December 31, 2025
ABL Credit Facility	$—	$45,000
Equipment financing interim loans	—	2,135
Equipment financing term loans	171,826	75,424
Convertible senior notes	690,000	—
Total debt	861,826	122,559
Less: debt issuance costs, net of amortization	(21,960)	(989)
Total debt, net of debt issuance costs	839,866	121,570
Less: interim debt (current), net of debt issuance costs	—	(2,113)
Less: current maturities of long-term debt, net of debt issuance costs	(31,165)	(13,844)
Total long-term debt, net of debt issuance costs	$808,701	$105,613
Maturities of total debt (minimum annual principal payments required) as of September 30, 2026 are as follows:

(in thousands)
Year	Equipment Financing Term Loans	Convertible Senior Notes
Remainder of 2026	$5,565	$—
2027	35,060	—
2028	37,878	—
2029	40,922	—
2030	38,755	—
2031	13,646	690,000
Total	$171,826	$690,000
Note 6 - Reportable Segment Information
The Company currently has four operating segments for which discrete financial information is readily available: Hydraulic Fracturing (including acidizing and wet sand solutions), Wireline, Cementing and Power Generation (which met the reporting threshold in the third quarter of fiscal year 2025). These operating segments represent how the Company's Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources. Our CODM is our Chief Executive Officer.

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
The Company manages and assesses performance of a reportable segment by its adjusted EBITDA (earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense, business acquisition contingent consideration adjustments, other income or expense, gain or loss on disposal of assets and other unusual or nonrecurring expenses or income such as impairment charges, retention bonuses, severance, costs related to asset acquisitions, insurance recoveries, one-time professional fees and legal settlements). As part of the CODM’s review of segment-level performance, the CODM reviews the adjusted EBITDA of the Company’s reportable segments and provides expertise and analyses which drives the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments.
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues and cost of services are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$235,155	$60,652	$37,422	$22,287	$(132)	$355,384
Cost of service - labor	$42,141	$14,439	$7,881	$4,290	$—	$68,751
Cost of service - expendables	$36,906	$17,490	$17,147	$37	$(132)	$71,448
Cost of service - other direct costs	$106,528	$12,471	$3,886	$6,661	$—	$129,546
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,146	$2,960	$1,455	$3,721	$—	$12,282
Adjusted EBITDA for reportable segments	$45,434	$13,292	$7,053	$7,578	$—	$73,357
Depreciation and amortization	$33,868	$4,845	$2,106	$3,558	$14	$44,391
Capital expenditures incurred	$39,120	$2,214	$2,117	$128,020	$—	$171,471
Total assets September 30, 2026	$950,088	$188,784	$77,160	$505,072	$467,306	$2,188,410

	Three Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$210,190	$52,172	$31,637	$157	$(240)	$293,916
Cost of service - labor	$44,035	$13,173	$6,750	$1,049	$—	$65,007
Cost of service - expendables	$30,537	$14,793	$15,497	$—	$(240)	$60,587
Cost of service - other direct costs	$96,218	$10,580	$2,630	$1,478	$—	$110,906
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$4,007	$2,734	$1,169	$1,777	$—	$9,687
Adjusted EBITDA for reportable segments	$35,393	$10,892	$5,591	$(4,147)	$—	$47,729
Depreciation and amortization	$33,640	$5,774	$2,064	$167	$15	$41,660
Capital expenditures incurred	$17,608	$1,763	$231	$78,751	$—	$98,353
Total assets December 31, 2025	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Nine Months Ended September 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$621,734	$179,994	$97,249	$33,817	$(914)	$931,880
Cost of service - labor	$120,636	$43,371	$21,774	$9,786	$—	$195,567
Cost of service - expendables	$93,767	$51,691	$45,445	$145	$(914)	$190,134
Cost of service - other direct costs	$268,231	$37,660	$10,732	$13,108	$—	$329,731
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$12,423	$8,888	$4,652	$9,247	$—	$35,210
Adjusted EBITDA for reportable segments	$126,677	$38,384	$14,646	$1,531	$—	$181,238
Depreciation and amortization	$100,341	$14,737	$6,287	$7,061	$42	$128,468
Capital expenditures incurred	$66,661	$8,416	$5,598	$246,459	$9	$327,143
Total assets September 30, 2026	$950,088	$188,784	$77,160	$505,072	$467,306	$2,188,410

	Nine Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$725,330	$153,609	$100,713	$157	$(326)	$979,483
Cost of service - labor	$151,788	$40,589	$22,754	$1,185	$—	$216,316
Cost of service - expendables	$108,786	$45,607	$47,251	$—	$(326)	$201,318
Cost of service - other direct costs	$295,229	$30,013	$8,772	$1,881	$—	$335,895
General and administrative expenses excluding nonrecurring and non cash items for reportable segments	$13,810	$8,180	$3,629	$4,179	$—	$29,798
Adjusted EBITDA for reportable segments	$155,717	$29,220	$18,307	$(7,088)	$—	$196,156
Depreciation and amortization	$110,575	$16,809	$6,024	$184	$58	$133,650
Capital expenditures incurred	$59,010	$6,278	$5,145	$139,665	$—	$210,098
Total assets December 31, 2025	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

A reconciliation from reportable segment level financial information to the condensed consolidated statements of operations is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service Revenue
Hydraulic Fracturing	$235,155	$210,190	$621,734	$725,330
Wireline	60,652	52,172	179,994	153,609
Cementing	37,422	31,637	97,249	100,713
Power Generation	22,287	157	33,817	157
Total service revenue for reportable segments	355,516	294,156	932,794	979,809
Elimination of intersegment service revenue	(132)	(240)	(914)	(326)
Total consolidated service revenue	$355,384	$293,916	$931,880	$979,483

Cost of Services
Hydraulic Fracturing - labor	$42,141	$44,035	$120,636	$151,788
Hydraulic Fracturing - expendables	36,906	30,537	93,767	108,786
Hydraulic Fracturing - other direct costs	106,528	96,218	268,231	295,229
Wireline - labor	14,439	13,173	43,371	40,589
Wireline - expendables	17,490	14,793	51,691	45,607
Wireline - other direct costs	12,471	10,580	37,660	30,013
Cementing - labor	7,881	6,750	21,774	22,754
Cementing - expendables	17,147	15,497	45,445	47,251
Cementing - other direct costs	3,886	2,630	10,732	8,772
Power Generation - labor	4,290	1,049	9,786	1,185
Power Generation - expendables	37	—	145	—
Power Generation - other direct costs	6,661	1,478	13,108	1,881
Total cost of services for reportable segments	269,877	236,740	716,346	753,855
Elimination of intersegment cost of services	(132)	(240)	(914)	(326)
Total consolidated cost of services	$269,745	$236,500	$715,432	$753,529

General and Administrative Expenses
Hydraulic Fracturing	$4,146	$4,007	$12,423	$13,810
Wireline	2,960	2,734	8,888	8,180
Cementing	1,455	1,169	4,652	3,629
Power Generation	3,721	1,777	9,247	4,179
Total general and administrative expenses excluding nonrecurring and noncash items for reportable segments	12,282	9,687	35,210	29,798
Unallocated corporate administrative expenses	13,745	12,565	40,468	38,699
Stock-based compensation	6,021	4,625	16,642	12,695
Business acquisition contingent consideration adjustments	(1,700)	(4,600)	(2,200)	(5,000)
Other general and administrative expense	—	19	—	184
Retention bonus and severance expense	494	200	1,005	2,242
Total consolidated general and administrative expenses	$30,842	$22,496	$91,125	$78,618

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 - Reportable Segment Information (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA
Hydraulic Fracturing	$45,434	$35,393	$126,677	$155,717
Wireline	13,292	10,892	38,384	29,220
Cementing	7,053	5,591	14,646	18,307
Power Generation	7,578	(4,147)	1,531	(7,088)
Total Adjusted EBITDA for reportable segments	73,357	47,729	181,238	196,156
Unallocated corporate administrative expenses	(13,745)	(12,565)	(40,468)	(38,699)
Depreciation and amortization	(44,391)	(41,660)	(128,468)	(133,650)
Interest expense	(4,263)	(2,110)	(9,934)	(5,651)
Income tax (expense) benefit	1,446	704	1,187	(2,780)
Gain (loss) on disposal of assets	611	674	2,941	(13,418)
Stock-based compensation	(6,021)	(4,625)	(16,642)	(12,695)
Business acquisition contingent consideration adjustments	1,700	4,600	2,200	5,000
Other income, net (1)	4,818	5,107	10,213	8,245
Other general and administrative expense, net	—	(19)	—	(184)
Retention bonus and severance expense	(494)	(200)	(1,005)	(2,242)
Net income (loss)	$13,018	$(2,365)	$1,262	$82

			September 30, 2026	December 31, 2025
Assets
Hydraulic Fracturing			$950,088	$841,180
Wireline			188,784	162,225
Cementing			77,160	69,396
Power Generation			505,072	201,481
Total assets for reportable segments			1,721,104	1,274,282
Unallocated corporate assets			467,306	16,608
Total assets			$2,188,410	$1,290,890
(1)Other income for the three months ended September 30, 2026 is primarily comprised of interest income of $5.8 million, partially offset by a $0.8 million loss incurred due to a cementing job failure and approximately $0.2 million of other expenses. Other income for the nine months ended September 30, 2026 is primarily comprised of interest income of $10.7 million, and approximately $0.3 million of other income, partially offset by a $0.8 million loss incurred due to a cementing job failure. Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income.
Note 7 - Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) relevant to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share uses the same net income divided by the sum of the weighted average number of shares of common stock outstanding during the period, plus dilutive effects of options, performance share units ("PSUs") and restricted stock units ("RSUs") outstanding during the period calculated using the treasury method and the potential dilutive effects of our outstanding Convertible Notes and preferred stock (if any) calculated using the if-converted method. Under the if-converted method, diluted earnings per

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Net Income (Loss) Per Share (Continued)
share are determined by assuming that outstanding Convertible Notes were converted into shares of our common stock at the beginning of the reporting period or date of issuance of Convertible Notes (if later). Furthermore, the denominator of the diluted earnings per share calculation is adjusted to reflect the full number of common shares issuable upon conversion of our Convertible Notes while the numerator is adjusted to add back interest and amortization expense for the period related to our Convertible Notes. In periods when we recognize a net loss, we exclude the impact of outstanding options, PSUs and RSUs and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
The table below shows the calculations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (basic)
Net income (loss) relevant to common stockholders	$13,018	$(2,365)	$1,262	$82

Numerator (diluted)
Net income (loss) relevant to common stockholders	$13,018	$(2,365)	$1,262	$82
Interest expense on convertible notes - net of income taxes	760	—	—	—
Net income (loss) relevant to common stockholders after adding back interest expense on convertible notes - net of income taxes	$13,778	$(2,365)	$1,262	$82

Denominator
Denominator for basic income (loss) per share	122,846	103,974	120,846	103,733
Dilutive effect of stock options	—	—	—	—
Dilutive effect of performance share units	992	—	973	403
Dilutive effect of restricted stock units	1,034	—	1,475	838
Dilutive effect of convertible notes (1)	29,782	—	—	—
Denominator for diluted income (loss) per share	154,654	103,974	123,294	104,974

Basic income (loss) per common share	$0.11	$(0.02)	$0.01	$—
Diluted income (loss) per common share	$0.09	$(0.02)	$0.01	$—
(1)Represents shares issuable upon the conversion of our $690.0 million aggregate principal amount of Convertible Notes based on an initial conversion price of approximately $23.17 per share of common stock assuming physical settlement. See "Note 5 - Interim and Long-Term Debt" for additional information.
As shown in the table below, the following stock options, RSUs, PSUs and Convertible Notes have not been included in the calculation of diluted (loss) income per common share for the three and nine months ended September 30, 2026 and 2025 because they will be anti-dilutive to the calculation of diluted net income (loss) per common share:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	154	160	157	166
Restricted stock units	174	3,317	91	1,203
Performance share units	588	1,549	453	415
Convertible notes (1)	—	—	29,782	—
Total	916	5,026	30,483	1,784

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Net Income (Loss) Per Share (Continued)
(1)Represents shares issuable upon the conversion of our $690.0 million aggregate principal amount of Convertible Notes based on an initial conversion price of approximately $23.17 per share of common stock assuming physical settlement. See "Note 5 - Interim and Long-Term Debt" for additional information.
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
All shares of common stock repurchased under the share repurchase program are canceled and retired upon repurchase. The Company accounts for the purchase price of repurchased shares of common stock in excess of par value ($0.001 per share of common stock) as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction of retained earnings. During the three and nine months ended September 30, 2026, the Company made no share repurchases under the share repurchase program and had no accruals for the share repurchase excise tax as of September 30, 2026. As of September 30, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
Note 9 - Stock-Based Compensation
In May 2023, our stockholders approved the Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan and on May 20, 2025, approved the Second Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "Second A&R 2020 Incentive Plan"). On May 19, 2026, our stockholders approved the Third Amended and Restated ProPetro Holding Corp. 2020 Long Term Incentive Plan (the "Third A&R 2020 Incentive Plan"), which had been previously approved by the Board. The Third A&R 2020 Incentive Plan increased the number of shares of the Company’s common stock reserved for awards from 10,520,000 to 14,060,000, and extended the term of the plan from May 20, 2035, to May 19, 2036.
Stock Options
There were no new stock option grants during the nine months ended September 30, 2026. As of September 30, 2026, there was no aggregate intrinsic value for our outstanding and exercisable stock options because the closing stock price was below the cost to exercise the options. During the nine months ended September 30, 2026, 6,090 stock options were exercised. The weighted average remaining contractual term for the outstanding and exercisable stock options as of September 30, 2026 was approximately 0.5 year.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)
A summary of the stock option activity for the nine months ended September 30, 2026 is presented below (in thousands, except for weighted average price):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	161	$14.00
Granted	—	$—
Exercised	(6)	$14.00
Forfeited	—	$—
Expired	—	$—
Outstanding at September 30, 2026	155	$14.00
Exercisable at September 30, 2026	155	$14.00
Restricted Stock Units
During the nine months ended September 30, 2026, we granted 1,382,210 RSUs pursuant to the Second A&R 2020 Incentive Plan and 11,311 RSUs pursuant to the Third A&R 2020 Incentive Plan to employees and officers, and 56,661 RSUs pursuant to the Third A&R 2020 Incentive Plan to directors. RSUs granted to employees and officers generally vest ratably over a three-year vesting period, with certain grants associated with retention awards or awards associated with changes in role (i.e., promotions) utilizing a shorter vesting period as permitted by the Second A&R 2020 Incentive Plan and the Third A&R 2020 Incentive Plan, as applicable. RSUs granted to directors generally vest in full after one year. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Each RSU represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to the fair market value of one share of common stock. The grant date fair value of the RSUs is based on the closing share price of our common stock on the date of grant. As of September 30, 2026, the total unrecognized compensation expense for all RSUs was approximately $20.7 million, and is expected to be recognized over a weighted average period of approximately 1.6 years.
The following table summarizes RSUs activity during the nine months ended September 30, 2026 (in thousands, except for fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,878	$7.56
Granted	1,450	$12.68
Vested	(1,315)	$7.39
Forfeited	(81)	$9.39
Canceled	—	$—
Outstanding at September 30, 2026	2,932	$10.11

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 - Stock-Based Compensation (Continued)
Performance Share Units
During the nine months ended September 30, 2026, we granted 588,147 PSUs to certain key employees and officers as new awards under the Second A&R 2020 Incentive Plan. Each PSU earned represents the right to receive either one share of common stock or, as determined by the administrator in its sole discretion, a cash amount equal to fair market value of one share of common stock. The actual number of shares of common stock that may be issued under the majority of our PSUs ranges from 0% up to a maximum of 200% of the target number of PSUs granted to the participant, based on our total shareholder return ("TSR") relative to a designated peer group of comparable companies ("Peer Group"), generally at the end of a three-year period. In addition to the TSR conditions, vesting of these PSUs is generally subject to the recipient’s continued employment through the end of the applicable performance period. The grant date fair value of the TSR PSUs is determined using a Monte Carlo simulation. The Company also granted a small number of PSUs that vest with respect to 50% of the target number of PSUs granted upon the attainment of the first performance hurdle and the remaining 50% (for a total of 100% of the target number of PSUs granted) upon the attainment of the second performance hurdle. The recipients of these awards have a period of up to four years to achieve the requisite performance. In addition to the applicable performance hurdles, vesting of these PSUs is generally also subject to the recipient’s continued employment through the end of an 18-month period for 50% of the award and a 24-month period for the remainder of the award. The grant date fair value of these PSUs is based on the closing share price of our common stock on the date of grant. Compensation expense for all PSUs is recorded ratably over the corresponding requisite service period. Grant recipients do not have any shareholder rights until performance has been determined following the completion of the performance period and shares have been issued.
The following table summarizes information about PSUs activity during the nine months ended September 30, 2026 (in thousands, except for weighted average fair value):

Period Granted	Target Shares Outstanding at January 1, 2026	Target Shares Granted	Target Shares Vested	Target Shares Forfeited	Target Shares Outstanding at September 30, 2026
2023	363	—	(363)	—	—
2024	528	—	—	—	528
2025	947	—	—	—	947
2026	—	588	—	—	588
Total	1,838	588	(363)	—	2,063
Weighted Average Fair Value Per Share	$10.24	$16.77	$14.40	$—	$11.37
The total stock-based compensation expense for the nine months ended September 30, 2026 and 2025 for all stock awards was $16.6 million and $12.7 million, respectively, and the associated tax benefit related thereto was $3.5 million and $2.7 million, respectively. The total unrecognized stock-based compensation expense as of September 30, 2026 was approximately $33.4 million, and is expected to be recognized over a weighted average period of approximately 1.5 years.
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

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil until May 2026 accounted for approximately $0 and $111.2 million of our total revenue for the three and nine months ended September 30, 2026, respectively. Revenue from services provided to ExxonMobil (including Pioneer and XTO) subsequent to Pioneer's merger with ExxonMobil accounted for approximately $79.4 million and $223.7 million for the three and nine months ended September 30, 2025, respectively.
As of December 31, 2025, the total accounts receivable due from ExxonMobil (including Pioneer and XTO), including estimated unbilled receivables for services we provided, amounted to $51.2 million and the amount due to ExxonMobil (including Pioneer and XTO) was $0.
Big 4 and Former Employee
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4 Services LLC ("Big 4") which is solely owned by a former employee as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable was secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from Big 4. The note receivable was to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029, but was fully repaid with interest in December 2025. Prior to full repayment, the note receivable was considered subordinated financial support to Big 4 and represented a variable interest to the Company in Big 4. We recorded interest income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, which is included in our condensed consolidated statement of operations under other income. Cash inflows from collections on the note receivable are included in our condensed consolidated statement of cash flows under cash flows from investing activities. The former employee was part of our cementing operations until November 1, 2024, and is no longer affiliated with the Company.
Note 11 - Leases
Operating Leases
Description of Leases
We have operating leases for five FORCE® electric-powered hydraulic fracturing equipment fleets (the “Electric Fleet Leases”), facilities and office spaces. The terms and conditions of these leases vary by the type of the underlying asset. We did not account for land separately from buildings under our leases of facilities and office spaces because we concluded that the accounting effect was insignificant. Our operating leases do not include residual value guarantees, covenants or financial restrictions. Further, our operating leases do not contain variability in payments resulting from either an index change or rate change. Our operating leases have remaining lease terms of approximately 0.2 years to 7.0 years as of September 30, 2026. Our operating leases have renewal options ranging from none to three renewal options of up to five years each at the end of their current contractual lease periods. Further, our Electric Fleet Leases have options to purchase the underlying equipment at the end of their initial term of approximately three years or at the end of each renewal period. However, in management's judgment the exercise of either the renewal options or the purchase options were not reasonably assured for any operating lease at lease commencement. In addition to fixed rent payments, the Electric Fleet Leases contain variable payments based on equipment usage. The right-of-use assets and liabilities related to the Electric Fleet Leases are included in our Hydraulic Fracturing reportable segment, related to leases for facilities are included in our Hydraulic Fracturing and Wireline reportable segments, and related to office spaces are included in our Wireline and Power Generation reportable segments and our corporate administrative function.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Our total operating lease right-of-use assets were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Operating lease right-of-use assets - cost	$209,544	$206,518
Operating lease right-of-use assets - accumulated amortization	(152,251)	(106,731)
Operating lease right-of-use assets - net	$57,293	$99,787
Finance Leases
Description of Leases
We have an approximately three-year equipment lease contract (the "Power Equipment Lease") for certain power generation equipment. In addition to the contractual lease period, the Power Equipment Lease includes an optional renewal for one year, and in management's judgment, the exercise of the renewal option is not reasonably assured. The Power Equipment Lease does not include a residual value guarantee, covenants or financial restrictions. Further, the Power Equipment Lease does not contain variability in payments resulting from either an index change or rate change. The right-of-use assets and liabilities under this contract are included in our Hydraulic Fracturing reportable segment.
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
Our total finance lease right-of-use assets were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Finance lease right-of-use assets - cost	$57,397	$53,292
Finance lease right-of-use assets - accumulated amortization	(55,504)	(42,655)
Finance lease right-of-use assets - net	$1,893	$10,637

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Lease Costs
The components of lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$16,236	$15,731	$48,680	$46,600

Finance lease cost:
Amortization of right-of-use assets	$3,690	$4,559	$12,850	$13,967
Interest on lease liabilities	44	370	354	1,335
Total finance lease cost	$3,734	$4,929	$13,204	$15,302

Variable lease cost	$1,369	$1,152	$3,403	$3,180
Short-term lease cost	$162	$120	$450	$506
Short-Term Leases
We elected the practical expedient option, consistent with FASB ASC Topic 842, Leases, to exclude leases with an initial term of twelve months or less ("short-term lease") from our balance sheet and continue to record short-term leases as a period expense.
Initial Direct Costs
We elected to analogize to the measurement guidance of FASB ASC Topic 360, Property, Plant, and Equipment, to capitalize costs incurred to place a leased asset into its intended use and to present such capitalized costs as part of the related lease right-of-use asset cost as initial direct costs. The Company incurred initial direct costs of approximately $0 and $0 during each of the three and nine months ended September 30, 2026, respectively, to place the leased equipment into its intended use, which are included in the right-of-use assets cost related to our Electric Fleet Leases. The Company incurred initial direct costs of approximately $0 and $0.8 million during the three and nine months ended September 30, 2025, respectively.
Supplemental Cash Flow Information
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$35,861	$34,205
Operating cash flows from finance lease	354	1,335
Financing cash flows from finance lease	14,622	13,829
Noncash lease obligations arising from obtaining right-of-use assets related to:
Operating leases (1)	3,016	29,184
Finance lease (2)	4,106	$—
(1)During the nine months ended September 30, 2026, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to an office lease for our power generation segment. During the nine months ended September 30, 2025, we recorded noncash operating lease obligations arising from obtaining right-of-use assets related to the receipt of equipment under the Electric Fleet Leases and right-of-use assets related to office leases for our corporate headquarters and power generation services segment.
(2)During the nine months ended September 30, 2026, we recorded noncash finance lease obligations related to additional rent on the Power Equipment Lease and right-of-use assets related to a facility lease.

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 - Leases (Continued)
Lease Terms and Discount Rates
Lease terms and discount rates are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	2.0 years	2.2 years
Finance leases	0.3 years	0.6 years
Weighted average discount rate:
Operating leases	6.3%	6.6%
Finance leases	5.2%	7.3%
The discount rates used for our operating and finance leases are determined based on the weighted average annual interest rate on our ABL Credit Facility effective at the time of inception or modification of each lease.
Maturity Analysis of Lease Liabilities
The maturity analysis of liabilities and reconciliation to undiscounted and discounted remaining future lease payments for our leases as of September 30, 2026 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$11,566	$1,738
2027	23,929	108
2028	12,645	99
2029	1,688	—
2030	1,296	—
2031 and beyond	1,609	—
Total undiscounted future lease payments	52,733	1,945
Less: amount representing interest	(3,236)	(20)
Present value of future lease payments (lease obligation)	$49,497	$1,925
Lessor Accounting
We elected to apply the lessor practical expedient for our power generation equipment class of assets, which allows us to choose not to separate nonlease components from lease components and, instead, account for each separate lease component and the nonlease components associated with that lease component as a single component if the nonlease components otherwise would be accounted for under FASB ASC Topic 606, and both (1) the timing and pattern of transfer for the lease component and nonlease components associated with that lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease in accordance with ASC 842-10-25 paragraphs 2 through 3A. The Company’s power generation service arrangements involve the use of its power generation equipment installed at customers’ sites to provide turnkey power generation services. The lease and nonlease components of these arrangements meet both conditions and the power generation services (nonlease components) represent the predominant component of these arrangements. Accordingly, the Company accounts for the revenue from these arrangements in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers.
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
The origination costs relating to the Stonebriar Equipment Lease Facility will be classified as an asset in our consolidated balance sheet until leases are executed, at which time the amounts that correspond to the proportion of funding obtained compared to the total funding originally available under the facility will be recognized as initial direct costs for such leases. As of September 30, 2026, we had no leases and no outstanding lease liability amounts under the Stonebriar Equipment Lease Facility.
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
Note 13 - Commitments and Contingencies
Commitments
We entered into certain commitments for fixed assets, consumables and services incidental to the ordinary conduct of our business, generally for quantities required for our operations and at competitive market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, with a total remaining commitment (after our initial down payment and payments financed under the Caterpillar Equipment Loan Agreement) of approximately $13.3 million, none of which will be financed under the Caterpillar Equipment Loan Agreement. Under the Caterpillar Equipment Loan Agreement, we have incurred interim loans and term loans with outstanding amounts of $0 and $171.8 million, respectively, as of September 30, 2026, related to funding for equipment under construction and equipment received. See "Note 5 - Interim and Long-Term Debt." We expect to receive the remaining equipment currently on order under these arrangements in the second quarter of fiscal year 2027.
On April 28, 2026, ProPetro Energy Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("PROPWR"), entered into a global framework agreement with Caterpillar Inc., a Delaware corporation ("Caterpillar"), under which PROPWR agreed to purchase approximately 1.5 gigawatts of incremental power generation assets, subject to certain termination rights of PROPWR and Caterpillar (the "Framework Agreement"). Under the Framework Agreement, we had a minimum purchase obligation at signing of approximately $1,106.0 million subject to adjustments including annual escalations, taxes and tariffs, not inclusive of balance of plant, as well as the option to acquire up to an additional approximately 600 megawatts over a period of approximately five years ending December 31, 2031. As of September 30, 2026, we had approximately 570 megawatts of equipment on order under this Framework Agreement with a remaining commitment of approximately $463.1 million. We expect to receive this equipment from the fourth quarter of fiscal year 2026 through late fiscal year 2028.
We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR® business line, with a total remaining commitment of approximately $169.8 million. We expect to receive the remaining equipment currently on order under these arrangements from the fourth quarter of fiscal year 2026 through the end of fiscal year 2027.

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
The total remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $43.0 million. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $1.7 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $10.0 million. See "Note 11- Leases" for further details on these leases.
The Company enters into purchase agreements with its sand suppliers (the "Sand Suppliers") to secure supply of sand as part of its normal course of business. The agreements with the Sand Suppliers require that the Company purchase a minimum volume of sand, based primarily on predetermined fixed minimum volumes, otherwise certain shortfall fees will be charged. The shortfall fee represents prepayments and potential liquidated damages and is a fixed price per ton of unpurchased volumes. Any shortfall fees paid will be first credited towards certain future sand purchases and any remaining unutilized amounts will be considered liquidated damages. Our existing agreements with the Sand Suppliers expire at different times on or before May 31, 2029. Our agreements with two Sand Suppliers that will expire on July 1, 2027, have a take-or-pay commitment of approximately $1.3 million as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, no shortfall fees representing liquidated damages were recorded.
The Stonebriar Equipment Lease Facility requires us to pay an unused commitment fee of 0.5% of any unused portion of the lessor’s $350.0 million funding commitment at December 31, 2028. The maximum amount we may owe for this fee is $1.8 million.
As of September 30, 2026 and December 31, 2025, the Company had issued letters of credit of approximately $11.1 million and $8.6 million, respectively, under the ABL Credit Facility in connection with the Company’s casualty insurance policy. Such letters of credit reduce the amount available to borrow under the ABL Credit Facility.
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
Environmental and Insurance Matters
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
Regulatory Audits
In 2020, the Texas Comptroller of Public Accounts (the "Comptroller") commenced a routine audit of the Company's motor vehicle and other related fuel taxes for the periods of July 2015 through December 2020. In January 2024, the Company received the audit findings and subsequently filed a request for redetermination with the Comptroller, which remains under review. Based on the current status of the matter, the Company expects to resolve the audit through a settlement of approximately $6.0 million. As of September 30, 2026, the Company has remitted $4.5 million to the Comptroller and has accrued the remaining $1.5 million, which represents management's best estimate of the remaining obligation.
In May 2022, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's gross receipt taxes, which will routinely cover up to a four-year period. The audit concluded in August 2026 and resulted in a refund of $0.2 million.
In February 2026, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax relating specifically to the Company's wholly owned subsidiary Silvertip Completion Services Operating, LLC, for a period of up to four years. As of September 30, 2026, the audit was ongoing and its final outcome cannot be reasonably estimated.
In May 2026, the Texas Workforce Commission commenced a routine audit of the Company's compliance with the Texas Unemployment Compensation Act for the period January 1, 2024 through December 31, 2024. The audit concluded in September 2026 and resulted in no liability.
In July 2026, the Company and certain of its subsidiaries were accepted into the State of Delaware’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program. Under the program, the Company is reviewing its books and records for property that may be presumed abandoned or unclaimed for the period from January 1, 2011 through the present and will report and remit any amounts determined to be due. As of September 30, 2026, the Company’s review was ongoing, and the amount of liability, if any, cannot be reasonably estimated.
In August 2026, the Company received a notification from the Comptroller that it will commence a routine audit of the Company's direct payment sales tax relating specifically to the Company's wholly owned subsidiary ProPetro Services, Inc., for a period of up to four years. As of September 30, 2026, the audit was ongoing and its final outcome cannot be reasonably estimated.
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
On November 1, 2024, we sold our cementing business located in Vernal, Utah, to Big 4, which is solely owned by a former employee, as part of a strategic repositioning. We received a promissory note for $13.0 million as consideration. The note receivable was secured by substantially all assets of Big 4 and the former employee’s ownership interests in and distributions from the entity. The note receivable was to be paid to the Company in quarterly installments with interest of 10% per annum from March 31, 2025 to December 31, 2029, but was fully repaid with interest in December 2025. We evaluated our note receivable from Big 4 for VIEs in accordance with FASB ASC Topic 810, Consolidation. The Company held a variable interest in Big 4 and Big 4 was a VIE due to its lack of sufficient equity to finance its operations without additional subordinated financial support from the Company. The note receivable from Big 4 was considered subordinated financial support and represented a variable interest to the Company in Big 4 prior to full repayment. Assets and liabilities related to the Company’s variable interest in Big 4 included in the Company’s condensed consolidated balance sheets were limited to the unpaid balance of the note receivable and any accrued interest prior to full repayment. The Company’s maximum exposure to loss as a result of

PROPETRO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14 - Variable Interest Entity (Continued)
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
Note 15 - Subsequent Events
In October 2026, the Company notified the lessor of its election to exercise its purchase option under the lease for one of its five FORCE® electric-powered hydraulic fracturing fleets. The Company expects to complete the purchase later in the fourth quarter of fiscal year 2026. The Company expects to incur between $15 million and $20 million in connection with exercising this purchase option.
In October 2026, the Company placed an order for battery energy storage systems equipment representing a commitment of approximately $53.4 million. The Company expects to receive this equipment in the second half of fiscal year 2027.

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
Overview
We are a leading integrated energy services company headquartered in Midland, Texas. We provide innovative hydraulic fracturing, wireline and other complementary services to upstream oil and gas companies engaged in the exploration and production ("E&P") of North American oil and natural gas resources, and we provide power generation services to customers both within and outside the oil and gas industry. Our completions operations are primarily focused in the Permian Basin, where we have cultivated longstanding customer relationships with some of the region’s most active and well‑capitalized E&P companies. The Permian Basin is widely regarded as one of the most prolific oil‑producing areas in the United States, and we believe we are one of the leading providers of completion services in the region. Through our subsidiary, ProPetro Energy Solutions, LLC ("PROPWR"), we provide turnkey power generation services to oil and gas producers and non-oil and gas applications such as general industrial projects and data centers using mobile power generation equipment installed at customers’ sites.
Our completion services include our operating segments comprised of hydraulic fracturing, wireline and cementing operations. Our hydraulic fracturing operations account for approximately 66.7% of our total revenue for the nine months ended September 30, 2026. Our total available hydraulic horsepower ("HHP") as of September 30, 2026, was 1,205,500 HHP, which was comprised of 452,500 HHP of our Tier IV DGB dual-fuel equipment, 312,000 HHP of FORCE® electric-powered equipment, 435,000 HHP of conventional Tier II equipment and 6,000 HHP of natural-gas-powered equipment. Our hydraulic fracturing fleets range from approximately 50,000 to 80,000 HHP depending on the job design and customer demand at the wellsite. Our completions equipment has been designed to handle the operating conditions commonly encountered in the Permian Basin and the region’s increasingly high-intensity well completions (including simultaneous hydraulic fracturing ("Simul-Frac"), which involves fracturing multiple wellbores at the same time), which are characterized by longer horizontal wellbores, more stages per lateral and increasing amounts of proppant per well. With the industry transition to lower emissions equipment and Simul-Frac, in addition to several other changes to our customers' job designs, we believe that our available fleet capacity could decline if we decide to reconfigure our fleets to increase active HHP and backup HHP at wellsites. In 2021, we began to transition our fleet from traditional equipment to Tier IV DGB dual-fuel equipment. In 2022, we entered into three-year electric fleet leases which commenced in 2023 and 2024 for four FORCE® electric-powered hydraulic fracturing fleets with 60,000 HHP per fleet and in 2024, we entered into an additional three-year lease for a fifth FORCE® electric-powered hydraulic fracturing fleet with 72,000 HHP (collectively the "Electric Fleet Leases"). The equipment under these leases represents all of our FORCE® electric-powered equipment. We currently have 28 wireline units and 31 cementing units.
In December 2024, we formed PROPWR to provide power generation services and represent our Power Generation operating segment. This subsidiary began revenue-generating activities during the third quarter of fiscal year 2025 and has entered into contractual arrangements with equipment manufacturers to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets, reciprocating engines, auxiliary equipment and battery energy storage solution equipment. We have received certain units of this equipment and anticipate all remaining ordered units will be delivered by late fiscal year 2028. Most recently, in September 2026, PROPWR announced contracts to provide approximately 230 megawatts of power generation capacity to support natural gas processing infrastructure in the Permian Basin, with full deployment expected in early 2028. As of September 30, 2026, we had total capacity committed under contracts of approximately 510 megawatts and total delivered or on-order generation capacity of approximately 1.1 gigawatts excluding equipment not yet ordered under the global framework agreement with Caterpillar Inc. described in "Note 13 - Commitments and Contingencies." Our total delivered or on-order power generation equipment is split approximately 80% and 20% between high-efficiency reciprocating engine generators and low emissions modular turbines, respectively. We continue to actively negotiate additional contracts amid increasing demand for power solutions and to explore various financing alternatives for our power equipment.
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
The geopolitical and macroeconomic consequences of the war between Israel, Iran and the United States have contributed to significant volatility in crude oil prices, with the spot price per barrel of the West Texas Intermediate ("WTI") crude oil price increasing to approximately $91 per barrel on average in March 2026, before intermittently decreasing in subsequent months, and increasing to approximately $97 per barrel on average in September 2026 compared to approximately $58 per barrel on average in December 2025 as a result of disruptions to crude oil production in the Middle East and global shipping constraints. In addition, the war between Russia and Ukraine, including the associated sanctions, events in Venezuela and actions by OPEC+ have contributed to volatility in supply and demand dynamics for crude oil and associated volatility in crude oil pricing in recent years. Additionally, we have recently experienced an increase in the Permian Basin rig count to 270 at the end of September 2026, according to the Baker Hughes Company, after experiencing several months of rig count decreases from 2023 onwards, which has increased the demand for completion services in the near term although demand remains less predictable and the pressure on pricing of our services continues to persist.
Sustained levels of high inflation likewise caused the U.S. Federal Reserve and other central banks to increase benchmark interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including interest rates, labor costs and equipment. We cannot predict any future trends in the rate of inflation and crude oil prices. A significant increase in or continued high levels of inflation, to the extent we are unable to timely pass-through the cost increases to our customers, further volatility in crude oil prices, or potential changes in the United States’ trade policy, including the imposition of tariffs and the resulting consequences, would negatively impact our business, financial condition and results of operations.
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
Related to our PROPWR® business line, U.S. power demand estimates continue to accelerate. This is due to a number of factors including, but not limited to, the growth in data center construction, aging transmission and distribution networks, extreme weather, unavailability of electricity in remote locations and long lead times for various electric infrastructure equipment. This increase in demand has been met by a fundamental shift in the commercial landscape whereby data centers and other large power customers have begun to increasingly rely on distributed power service providers like PROPWR. The sustainability of this favorable supply-demand dynamic in the power sector will depend on multiple factors, including continued demand growth for generative AI computing applications, supply chain availability for electrical equipment, potential regulatory changes, local opposition to data center development and the response by state and local governments, overall economic activity levels, the level and pace at which the power industry can invest in power infrastructure, and the pace of continued electrification-driven demand growth.

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
The following tables set forth certain financial information with respect to the Company’s reportable segments; intersegment revenues are shown under "Reconciling Items" (in thousands):

	Three Months Ended September 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$235,155	$60,652	$37,422	$22,287	$(132)	$355,384
Adjusted EBITDA	$45,434	$13,292	$7,053	$7,578	$(13,745)	$59,612
Depreciation and amortization	$33,868	$4,845	$2,106	$3,558	$14	$44,391
Operating lease expense on FORCE® fleets (1)	$15,758	$—	$—	$—	$—	$15,758
Capital expenditures incurred	$39,120	$2,214	$2,117	$128,020	$—	$171,471
Total assets September 30, 2026 (2)	$950,088	$188,784	$77,160	$505,072	$467,306	$2,188,410

	Three Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$210,190	$52,172	$31,637	$157	$(240)	$293,916
Adjusted EBITDA	$35,393	$10,892	$5,591	$(4,147)	$(12,565)	$35,164
Depreciation and amortization	$33,640	$5,774	$2,064	$167	$15	$41,660
Operating lease expense on FORCE® fleets (1)	$14,863	$—	$—	$—	$—	$14,863
Capital expenditures incurred	$17,608	$1,763	$231	$78,751	$—	$98,353
Total assets December 31, 2025 (2)	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890

	Nine Months Ended September 30, 2026
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$621,734	$179,994	$97,249	$33,817	$(914)	$931,880
Adjusted EBITDA	$126,677	$38,384	$14,646	$1,531	$(40,468)	$140,770
Depreciation and amortization	$100,341	$14,737	$6,287	$7,061	$42	$128,468
Operating lease expense on FORCE® fleets (1)	$47,275	$—	$—	$—	$—	$47,275
Capital expenditures incurred	$66,661	$8,416	$5,598	$246,459	$9	$327,143
Total assets September 30, 2026 (2)	$950,088	$188,784	$77,160	$505,072	$467,306	$2,188,410

	Nine Months Ended September 30, 2025
	Hydraulic Fracturing	Wireline	Cementing	Power Generation	Reconciling Items	Total
Service revenue	$725,330	$153,609	$100,713	$157	$(326)	$979,483
Adjusted EBITDA	$155,717	$29,220	$18,307	$(7,088)	$(38,699)	$157,457
Depreciation and amortization	$110,575	$16,809	$6,024	$184	$58	$133,650
Operating lease expense on FORCE® fleets (1)	$44,664	$—	$—	$—	$—	$44,664
Capital expenditures incurred	$59,010	$6,278	$5,145	$139,665	$—	$210,098
Total assets December 31, 2025 (2)	$841,180	$162,225	$69,396	$201,481	$16,608	$1,290,890
(1)Represents amortization of right-of-use assets and interest expense on lease liabilities related to operating leases on our FORCE® electric-powered hydraulic fracturing fleets. This cost is recorded within cost of services in our condensed consolidated statements of operations and is included in Adjusted EBITDA.
(2)Total assets under “Reconciling Items” comprise cash on hand unallocated to segments, certain property, equipment and operating lease right-of-use assets pertaining to our corporate administrative activities.
A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$13,018	$(2,365)	$1,262	$82
Depreciation and amortization	44,391	41,660	128,468	133,650
Interest expense	4,263	2,110	9,934	5,651
Income tax (benefit) expense	(1,446)	(704)	(1,187)	2,780
Loss (gain) on disposal of assets	(611)	(674)	(2,941)	13,418
Stock-based compensation	6,021	4,625	16,642	12,695
Business acquisition contingent consideration adjustments	(1,700)	(4,600)	(2,200)	(5,000)
Other income, net (1)	(4,818)	(5,107)	(10,213)	(8,245)
Other general and administrative expense, net	—	19	—	184
Retention bonus and severance expense	494	200	1,005	2,242
Adjusted EBITDA	$59,612	$35,164	$140,770	$157,457
(1)Other income for the three months ended September 30, 2026 is primarily comprised of interest income of $5.8 million, partially offset by a $0.8 million loss incurred due to a cementing job failure and approximately $0.2 million of other expenses. Other income for the nine months ended September 30, 2026 is primarily comprised of interest income of $10.7 million, and approximately $0.3 million of other income, partially offset by a $0.8 million loss incurred due to a cementing job failure. Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income.

Results of Operations
As of September 30, 2026, we conducted our business through four operating segments: Hydraulic Fracturing, Wireline, Cementing, and Power Generation.
The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Three Months Ended September 30,		Change Increase (Decrease)
	2026	2025	$	%
Revenue
Hydraulic Fracturing	$235,155	$210,190	$24,965	11.9%
Wireline	60,652	52,172	8,480	16.3%
Cementing	37,422	31,637	5,785	18.3%
Power Generation	22,287	157	22,130	14,095.5%
Elimination of intersegment service revenue	(132)	(240)	(108)	(45.0)%
Total revenue	355,384	293,916	61,468	20.9%

Cost of services (1)
Hydraulic Fracturing	185,575	170,790	14,785	8.7%
Wireline	44,400	38,546	5,854	15.2%
Cementing	28,914	24,877	4,037	16.2%
Power Generation	10,988	2,527	8,461	334.8%
Elimination of intersegment cost of services	(132)	(240)	(108)	(45.0)%
Total cost of services	269,745	236,500	33,245	14.1%

General and administrative expense (2)	30,842	22,496	8,346	37.1%
Depreciation and amortization	44,391	41,660	2,731	6.6%
Gain on disposal of assets	(611)	(674)	(63)	(9.3)%
Interest expense	4,263	2,110	2,153	102.0%
Other income, net	(4,818)	(5,107)	(289)	(5.7)%
Income tax benefit	(1,446)	(704)	742	105.4%
Net income (loss)	$13,018	$(2,365)	$15,383	650.4%

Adjusted EBITDA (3)	$59,612	$35,164	$24,448	69.5%
Adjusted EBITDA margin (3)	16.8%	12.0%	4.8%	40.0%
Net income (loss) margin (4)	3.7%	(0.8)%	4.5%	562.5%

Hydraulic Fracturing segment results of operations:
Revenue	$235,155	$210,190	$24,965	11.9%
Cost of services	$185,575	$170,790	$14,785	8.7%
Adjusted EBITDA (5)	$45,434	$35,393	$10,041	28.4%
Adjusted EBITDA margin (5)	19.3%	16.8%	2.5%	14.9%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(4)Net income (loss) margin reflects our net income (loss) as a percentage of our revenue.

(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenues.    Revenues increased 20.9%, or $61.5 million, to $355.4 million during the three months ended September 30, 2026, as compared to $293.9 million during the three months ended September 30, 2025. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment revenues increased 11.9%, or $25.0 million, to $235.2 million for the three months ended September 30, 2026, as compared to $210.2 million for the three months ended September 30, 2025. The increase was primarily attributable to increased customer activity and restarting previously idled fleets during the three months ended September 30, 2026. Intersegment revenues totaled $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. Intersegment revenues were derived from our Wireline, Cementing and Power Generation segments for the three months ended September 30, 2026, and from our Wireline segment for the three months ended September 30, 2025.
Wireline. Our Wireline segment revenues increased 16.3% or $8.5 million, to $60.7 million for the three months ended September 30, 2026, as compared to $52.2 million for the three months ended September 30, 2025. The increase was primarily attributable to increased customer activity and utilization.
Cementing. Our Cementing segment revenue increased 18.3%, or $5.8 million, to $37.4 million for the three months ended September 30, 2026, as compared to $31.6 million for the three months ended September 30, 2025. The increase was primarily attributable to increased customer activity during the three months ended September 30, 2026.
Power Generation. Our Power Generation segment revenue increased $22.1 million to $22.3 million for the three months ended September 30, 2026, as compared to $0.2 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in customer site deployments during the three months ended September 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025.
Cost of Services.    Cost of services increased 14.1%, or $33.2 million, to $269.7 million for the three months ended September 30, 2026, as compared to $236.5 million during the three months ended September 30, 2025. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment cost of services increased 8.7%, or $14.8 million, to $185.6 million for the three months ended September 30, 2026, as compared to $170.8 million for the three months ended September 30, 2025. The increase was primarily attributable to increased customer activity and restarting previously idled fleets during the three months ended September 30, 2026. As a percentage of Hydraulic Fracturing segment revenues, Hydraulic Fracturing cost of services was 78.9% for the three months ended September 30, 2026, as compared to 81.3% for the three months ended September 30, 2025.
Wireline. Our Wireline segment cost of services increased 15.2%, or $5.9 million, to $44.4 million for the three months ended September 30, 2026, as compared to $38.5 million for the three months ended September 30, 2025, due to increased customer activity and the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.01 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively.
Cementing. Our Cementing segment cost of services increased 16.2%, or $4.0 million, to $28.9 million for the three months ended September 30, 2026, as compared to $24.9 million for the three months ended September 30, 2025. The increase was primarily attributable to increased customer activity during the three months ended September 30, 2026. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.1 million and $0 for the three months ended September 30, 2026 and 2025, respectively.
Power Generation. Our Power Generation segment cost of services increased $8.5 million to $11.0 million for the three months ended September 30, 2026, as compared to $2.5 million for the three months ended September 30, 2025 driven by an increase in customer site deployments during the three months ended September 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.04 million and $0 for the three months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses.   General and administrative expenses increased 37.1%, or $8.3 million, to $30.8 million for the three months ended September 30, 2026, as compared to $22.5 million for the three months ended September 30, 2025. The net increase was primarily attributable to a $2.9 million increase in business acquisition contingent consideration adjustments, a $2.8 million increase in payroll expenses primarily driven by headcount increases in our power generation services segment, a $1.4 million increase in stock-based compensation, a $0.5 million increase in dues and subscriptions and a $0.7 million net increase in other general and administrative expenses.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $6.0 million and retention bonuses and severance expenses of $0.5 million, partially offset by business acquisition contingent consideration adjustments of $1.7 million), general and administrative expenses were $26.0 million during the three months ended September 30, 2026, as compared to $22.3 million during the three months ended September 30, 2025.
Depreciation and Amortization.    Depreciation and amortization increased 6.6%, or $2.7 million, to $44.4 million for the three months ended September 30, 2026, as compared to $41.7 million for the three months ended September 30, 2025. The increase was primarily attributable to the increase in our power generation fixed asset base.
Gain on Disposal of Assets.    Gain on disposal of assets decreased by 9.3%, or $0.1 million, to $0.6 million for the three months ended September 30, 2026, as compared to gain on disposal of $0.7 million for the three months ended September 30, 2025.
Interest Expense.    Interest expense increased 102.0%, or $2.2 million, to $4.3 million for the three months ended September 30, 2026, as compared to $2.1 million for the three months ended September 30, 2025. The increase was primarily attributable to the addition of loans under the Caterpillar Equipment Loan Agreement (as defined below) and the addition of Convertible Notes (as defined below) to support the purchase of certain mobile natural gas-fueled power generation equipment.
Other Income.    Other income was approximately $4.8 million for the three months ended September 30, 2026, compared to other income of $5.1 million for the three months ended September 30, 2025. Other income for the three months ended September 30, 2026 is primarily comprised of interest income of $5.8 million, partially offset by a $0.8 million loss incurred due to a cementing job failure and approximately $0.2 million of other expenses. Other income for the three months ended September 30, 2025 is primarily comprised of a $2.0 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $1.9 million, insurance reimbursements of $0.8 million and other income of $0.4 million.
Income Taxes.    Total income tax benefit was $1.4 million on pre-tax income resulting in an effective tax rate of (12.5)% for the three months ended September 30, 2026, as compared to income tax benefit of $0.7 million on pre-tax loss or an effective tax rate of 22.9% for the three months ended September 30, 2025. The change in income tax benefit recorded during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2026, compared to the pre-tax loss for 2025.

The following table sets forth the results of operations for the periods presented:

(in thousands, except for percentages)	Nine Months Ended September 30,		Change Increase (Decrease)
	2026	2025	$	%
Revenue
Hydraulic Fracturing	$621,734	$725,330	$(103,596)	(14.3)%
Wireline	179,994	153,609	26,385	17.2%
Cementing	97,249	100,713	(3,464)	(3.4)%
Power Generation	33,817	157	33,660	21,439.5%
Elimination of intersegment service revenue	(914)	(326)	588	180.4%
Total revenue	931,880	979,483	(47,603)	(4.9)%

Cost of services (1)
Hydraulic Fracturing	482,634	555,803	(73,169)	(13.2)%
Wireline	132,722	116,209	16,513	14.2%
Cementing	77,951	78,777	(826)	(1.0)%
Power Generation	23,039	3,066	19,973	651.4%
Elimination of intersegment cost of services	(914)	(326)	588	180.4%
Total cost of services	715,432	753,529	(38,097)	(5.1)%

General and administrative expense (2)	91,125	78,618	12,507	15.9%
Depreciation and amortization	128,468	133,650	(5,182)	(3.9)%
Loss (gain) on disposal of assets	(2,941)	13,418	16,359	121.9%
Interest expense	9,934	5,651	4,283	75.8%
Other income, net	(10,213)	(8,245)	1,968	23.9%
Income tax (benefit) expense	(1,187)	2,780	3,967	142.7%
Net income	$1,262	$82	$1,180	1,439.0%

Adjusted EBITDA (3)	$140,770	$157,457	$(16,687)	(10.6)%
Adjusted EBITDA margin (3)	15.1%	16.1%	(1.0)%	(6.2)%
Net income margin (4)	0.1%	—%	0.1%	—%

Hydraulic Fracturing segment results of operations:
Revenue	$621,734	$725,330	$(103,596)	(14.3)%
Cost of services	$482,634	$555,803	$(73,169)	(13.2)%
Adjusted EBITDA (5)	$126,677	$155,717	$(29,040)	(18.6)%
Adjusted EBITDA margin (5)	20.4%	21.5%	(1.1)%	(5.1)%
(1)Exclusive of depreciation and amortization.
(2)Inclusive of stock-based compensation.
(3)For definitions of the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA margin and reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, please read "How We Evaluate Our Operations."
(4)Net income margin reflects our net income as a percentage of our revenue.
(5)The non-GAAP financial measure of Adjusted EBITDA margin for the Hydraulic Fracturing segment is calculated by taking Adjusted EBITDA for the Hydraulic Fracturing segment as a percentage of our revenue for the Hydraulic Fracturing segment.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues.    Revenues decreased 4.9%, or $47.6 million, to $931.9 million during the nine months ended September 30, 2026, as compared to $979.5 million during the nine months ended September 30, 2025. Revenue by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment revenues decreased 14.3%, or $103.6 million, to $621.7 million for the nine months ended September 30, 2026, as compared to $725.3 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreased customer activity, reduced customer pricing and inclement weather-related operational disruptions during the nine months ended September 30, 2026 along with idling of certain fleets during fiscal year 2025. Intersegment revenues totaled $0.9 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. Intersegment revenues were derived from our Wireline, Cementing and Power Generation segments for the nine months ended September 30, 2026, and from our Wireline segment for the nine months ended September 30, 2025.
Wireline. Our Wireline segment revenues increased 17.2%, or $26.4 million, to $180.0 million for the nine months ended September 30, 2026, as compared to $153.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to increased customer activity and utilization.
Cementing. Our Cementing segment revenue decreased 3.4%, or $3.5 million, to $97.2 million for the nine months ended September 30, 2026, as compared to $100.7 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the nine months ended September 30, 2026.
Power Generation. Our Power Generation segment revenue increased $33.6 million to $33.8 million for the nine months ended September 30, 2026, as compared to $0.2 million for the nine months ended September 30, 2025 driven by an increase in customer site deployments during the nine months ended September 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025.
Cost of Services.    Cost of services decreased 5.1%, or $38.1 million, to $715.4 million for the nine months ended September 30, 2026, as compared to $753.5 million during the nine months ended September 30, 2025. Cost of services by reportable segment was as follows:
Hydraulic Fracturing. Our Hydraulic Fracturing segment cost of services decreased 13.2%, or $73.2 million, to $482.6 million for the nine months ended September 30, 2026, as compared to $555.8 million for the nine months ended September 30, 2025. As a percentage of Hydraulic Fracturing segment revenues, Hydraulic Fracturing cost of services was 77.6% for the nine months ended September 30, 2026, as compared to 76.6% for the nine months ended September 30, 2025, driven by the absorption of fixed costs as a result of inclement weather-related operational disruptions, lower revenue during the nine months ended September 30, 2026 and the impact of general cost inflation.
Wireline. Our Wireline segment cost of services increased 14.2%, or $16.5 million to $132.7 million, for the nine months ended September 30, 2026, as compared to $116.2 million for the nine months ended September 30, 2025, due to increased customer activity and the impact of general cost inflation. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Cementing. Our Cementing segment cost of services decreased 1.0%, or $0.8 million, to $78.0 million for the nine months ended September 30, 2026, as compared to $78.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreased customer activity and inclement weather-related operational disruptions during the nine months ended September 30, 2026. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.3 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.
Power Generation. Our Power Generation segment cost of services increased $19.9 million to $23.0 million for the nine months ended September 30, 2026, as compared to $3.1 million for the nine months ended September 30, 2025 driven by an increase in customer site deployments during the nine months ended September 30, 2026. Our Power Generation segment began revenue-generating activities during the third quarter of fiscal year 2025. Intersegment cost of services, consisting of cost of services incurred to our Hydraulic Fracturing segment, totaled $0.1 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses.   General and administrative expenses increased 15.9%, or $12.5 million, to $91.1 million for the nine months ended September 30, 2026, as compared to $78.6 million for the nine months ended September 30, 2025. The net increase was primarily attributable to an $8.6 million increase in payroll expenses primarily driven by headcount increases in our power generation services segment, a $3.9 million increase in stock-based compensation, a $2.8 million increase in business acquisition contingent consideration adjustments and a $0.5 million net increase in other general and administrative expenses, partially offset by a $2.1 million decrease in professional fees and a $1.2 million decrease in retention bonus and severance expense.
Excluding nonrecurring and non-cash items (i.e., stock-based compensation of $16.6 million and retention bonuses and severance expenses of $1.0 million, partially offset by business acquisition contingent consideration adjustments of $2.2 million), general and administrative expenses were $75.7 million during the nine months ended September 30, 2026, as compared to $68.5 million during the nine months ended September 30, 2025.
Depreciation and Amortization.    Depreciation and amortization decreased 3.9%, or $5.2 million, to $128.5 million for the nine months ended September 30, 2026, as compared to $133.7 million for the nine months ended September 30, 2025. The decrease was primarily attributable to assets fully depreciating and a reduction in the cost basis of conventional Tier II hydraulic fracturing equipment sold in 2025, partially offset by an increase in our power generation fixed asset base.
Loss (gain) on Disposal of Assets.    Gain on disposal of assets increased by 121.9%, or $16.3 million, to $2.9 million for the nine months ended September 30, 2026, as compared to loss on disposal of $13.4 million for the nine months ended September 30, 2025 due to losses incurred during the nine months ended September 30, 2025 from the sale of conventional Tier II hydraulic fracturing equipment.
Interest Expense.    Interest expense increased 75.8%, or $4.3 million, to $9.9 million for the nine months ended September 30, 2026, as compared to $5.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to the addition of loans under the Caterpillar Equipment Loan Agreement and the addition of Convertible Notes to support the purchase of certain mobile natural gas-fueled power generation equipment.
Other Income.    Other income was approximately $10.2 million for the nine months ended September 30, 2026, compared to other income of $8.2 million for the nine months ended September 30, 2025. Other income for the nine months ended September 30, 2026 is primarily comprised of interest income of $10.7 million, and approximately $0.3 million of other income, partially offset by a $0.8 million loss incurred due to a cementing job failure. Other income for the nine months ended September 30, 2025 is primarily comprised of a $2.3 million unrealized gain on short-term investment, tax refunds (net of advisory fees) totaling $2.3 million, adjustments to workers' compensation and general liability insurance premiums of $1.0 million, interest income from note receivable from sale of business of $0.9 million, insurance reimbursements of $0.8 million and $0.9 million of other income.
Income Taxes.    Total income tax benefit was $1.2 million on pre-tax income resulting in an effective tax rate of (1,582.7)% for the nine months ended September 30, 2026, as compared to income tax expense of $2.8 million on pre-tax income or an effective tax rate of 97.1% for the nine months ended September 30, 2025. The change in income tax benefit (expense) recorded during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, is primarily attributable to the difference in the impact of nondeductible expenses, state taxes, and valuation allowances on the pre-tax income for 2026, compared to 2025.
Liquidity and Capital Resources
Our liquidity is currently provided by (i) existing cash balances, including net proceeds of approximately $163.1 million from the 2026 Common Stock Offering (as defined below) after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company and net proceeds of approximately $668.4 million from the issuance of Convertible Notes (as defined below) after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company, (ii) operating cash flows, and (iii) borrowings under our Caterpillar Equipment Loan Agreement. See "Credit Facility and Other Financing Arrangements" below. Additionally, on December 29, 2025, we entered into the Stonebriar Equipment Lease Facility to support the lease of certain mobile power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line. Our cash is primarily used to fund our operations, support growth opportunities, fund share repurchases under our share repurchase program and satisfy future debt repayments and lease payments. Our Borrowing Base (as defined below), under our ABL Credit Facility (as defined below), as redetermined monthly, is tied to the sum of 85% to 90% of monthly eligible accounts receivable, 80% of eligible unbilled accounts (up to a maximum of 25% of the Borrowing Base in the aggregate), in each case, depending on the credit ratings of our accounts receivable counterparties and certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base), less customary reserves (the "Borrowing Base"). Changes to our operational activity levels and our customers' credit ratings have an impact on our total eligible accounts receivable, which could result in significant changes to our Borrowing Base and therefore, our availability under our ABL Credit Facility.
We received advance payments from customers for our services, and the amount outstanding in connection with the advance payments as of September 30, 2026 was $32.2 million, which does not include any restricted cash.
As of September 30, 2026, we had no outstanding borrowings under our ABL Credit Facility, our outstanding borrowings under our Caterpillar Equipment Loan Agreement were $171.8 million and our total liquidity was approximately $934.1 million, consisting of cash and cash equivalents of $728.9 million, $185.3 million of availability under our ABL Credit Facility and $19.9 million of availability under our Caterpillar Equipment Loan Agreement.
In May 2025, the Company's board of directors (the "Board") approved a further extension of the share repurchase program initially authorized on May 17, 2023. As extended, the program permits the repurchase of up to $200 million of the Company's common stock through December 31, 2026. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the share repurchase program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the share repurchase program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases using cash on hand and expected free cash flow to be generated through December 2026. During the three and nine months ended September 30, 2026, the Company made no share repurchases under the share repurchase program as it prioritized the scaling of its PROPWR® business line. The Company expects to continue to prioritize investment in its PROPWR® business line in the near term, although it may make share repurchases from time to time. As of September 30, 2026, $89.2 million remained authorized for future repurchases of common stock under the share repurchase program.
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
In May 2026, the Company issued $690.0 million aggregate principal amount of 0.00% convertible senior notes (the “Convertible Notes”) due November 15, 2031, unless earlier converted, redeemed or repurchased. The Company received approximately $668.4 million in net proceeds from the issuance of the Convertible Notes after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company. In connection with the issuance of the Convertible Notes, the Company paid approximately $36.8 million for entering into privately negotiated capped call transactions relating to the Convertible Notes with an affiliate of one of the initial purchasers and certain other financial institutions. See "Note 5 - Interim and Long-Term Debt" to the condensed consolidated financial statements for further details on the Convertible Notes and the Capped Calls.
There can be no assurance that our cash on hand, cash from operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures and to continue with our share repurchases under our share repurchase program or fund future business acquisitions. Future cash flows are subject to a number of variables, and are highly dependent on the drilling, completion, and production activity by our customers, which in turn is highly dependent on oil and natural gas prices. Depending upon market conditions and other factors, we may issue equity and debt securities or take other actions necessary to fund our business, strategy or meet our future long-term liquidity requirements.

Capital Requirements, Future Sources and Use of Cash and Contractual Obligations
Capital expenditures incurred were $171.5 million during the three months ended September 30, 2026, as compared to $98.4 million during the three months ended September 30, 2025. The significant portion of our total capital expenditures incurred during the three months ended September 30, 2026 were for our power generation segment totaling $128.0 million, including $15.8 million of financed equipment purchases for this business, and maintenance capital expenditures for our completion services operations. Capital expenditures incurred were $327.1 million during the nine months ended September 30, 2026, as compared to $210.1 million during the nine months ended September 30, 2025. The significant portion of our total capital expenditures incurred during the nine months ended September 30, 2026 were for our power generation segment totaling $246.5 million, including $76.1 million of financed equipment purchases for this business, and maintenance capital expenditures for our completion services operations.
Our future material use of cash will be to fund our capital expenditures and to repay debt and other financing obligations. Although we expect to prioritize investment in our PROPWR® business line in the near term, we may make share repurchases from time to time under our share repurchase program. Capital expenditures for 2026 are projected to be primarily related to capital expenditures to purchase power generation equipment, costs to extend the useful life of our existing completion services assets, costs to convert some existing equipment to lower emissions equipment, potential purchase of leased FORCE® electric-powered hydraulic fracturing fleets, strategic purchases and other ancillary equipment purchases, subject to market conditions and customer demand. Our future capital expenditures depend on our projected operational activity, emission requirements, planned conversions to lower emissions equipment and demand for our power generation services, among other factors, which could vary significantly throughout the year. We now anticipate full-year 2026 capital expenditures incurred to be between $525 million and $575 million. Of this, our completion services business is expected to account for approximately $125 million to $145 million, including approximately $15 million to $20 million related to the lease purchase option for one of our FORCE® electric-powered hydraulic fracturing fleets that we elected to exercise during the fourth quarter of fiscal year 2026. Additionally, we expect to incur capital expenditures of approximately $400 million to $430 million for our PROPWR® business line.
We entered into contractual arrangements with an equipment manufacturer to purchase mobile natural gas-fueled power generation equipment, including turbine generator sets along with auxiliary equipment, for our PROPWR® business line, with a total cost of $201.0 million. The total remaining commitment (after our initial down payment and financed payments) under these arrangements as of September 30, 2026 was approximately $13.3 million, none of which will be financed under the Caterpillar Equipment Loan Agreement. We expect to receive the remaining equipment currently on order under these arrangements in the second quarter of fiscal year 2027.
On April 28, 2026, ProPetro Energy Solutions, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("PROPWR"), entered into a global framework agreement with Caterpillar Inc., a Delaware corporation ("Caterpillar"), under which PROPWR agreed to purchase approximately 1.5 gigawatts of incremental power generation assets, subject to certain termination rights of PROPWR and Caterpillar (the "Framework Agreement"). Under the Framework Agreement, we had a minimum purchase obligation at signing of approximately $1,106.0 million subject to adjustments including annual escalations, taxes and tariffs, not inclusive of balance of plant, as well as the option to acquire up to an additional approximately 600 megawatts over a period of approximately five years ending December 31, 2031. As of September 30, 2026, we had approximately 570 megawatts of equipment on order under this Framework Agreement with a remaining commitment of approximately $463.1 million. We expect to receive this equipment from the fourth quarter of fiscal year 2026 through late fiscal year 2028.
We also entered into contractual arrangements with other equipment manufacturers to purchase additional power generation and auxiliary equipment for our PROPWR® business line, with a total remaining commitment of approximately $169.8 million. We expect to receive the remaining equipment currently on order under these arrangements from the fourth quarter of fiscal year 2026 through the end of fiscal year 2027.
We intend to use part of the net proceeds received from the 2026 Common Stock Offering and the issuance of Convertible Notes (net of the cost of capped call transactions) to fund our equipment purchases. We continue to actively negotiate additional contracts amid increasing demand for power solutions and to explore various financing alternatives for our power equipment.

We could incur significant additional capital expenditures if our projected activity levels increase during the course of the year, inflation and supply chain tightness continue to adversely impact our operations or we invest in new or different lower emissions hydraulic fracturing equipment. The Company will continue to evaluate the emissions profile of its equipment over the coming years and may, depending on market conditions, convert or retire additional conventional Tier II equipment in favor of lower emissions equipment. The Company’s decisions regarding the retirement or conversion of equipment or the addition of lower emissions equipment will be subject to a number of factors, including (among other factors) the availability of equipment, including parts and major components, supply chain disruptions, prevailing and expected commodity prices, customer demand and requirements and the Company’s evaluation of projected returns on conversion or other capital expenditures. Depending on the impacts of these factors, the Company may decide to retain conventional equipment for a longer period of time or accelerate the retirement, replacement or conversion of that equipment. In October 2026, the Company notified the lessor of its election to exercise its purchase option under the lease for one of its five FORCE® electric-powered hydraulic fracturing fleets. The Company may decide to exercise its purchase options on the remaining fleets at the end of their leases.
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
We entered into three-year electric fleet leases for five FORCE® electric-powered hydraulic fracturing fleets (the "Electric Fleet Leases"), which contain options to extend the leases or purchase the equipment at the end of each lease or at the end of each subsequent renewal period. As of September 30, 2026, all five of the Electric Fleet Leases had commenced when the Company took possession of all equipment associated with its five FORCE® electric-powered hydraulic fracturing fleets under these leases. The total estimated remaining contractual commitment in connection with the Electric Fleet Leases excluding the cost associated with the option to purchase the equipment at the end of each lease is approximately $43.0 million. We also entered into a three-year lease (the "Power Equipment Lease") for certain power generation equipment. The total estimated contractual commitment in connection with the Power Equipment Lease is approximately $1.7 million. We also have leases for facilities and office spaces with a total estimated contractual commitment of approximately $10.0 million.
The Stonebriar Equipment Lease Facility requires us to pay an unused commitment fee of 0.5% of any unused portion of the lessor’s $350.0 million funding commitment at December 31, 2028. The maximum amount we may owe for this fee is $1.8 million.
In the normal course of business, we enter into various contractual obligations and incur expenses in connection with routine growth, conversion and maintenance capital expenditures that impact our future liquidity. There were no other known future material contractual obligations as of September 30, 2026.
In October 2026, we placed an order for battery energy storage systems equipment representing a commitment of approximately $53.4 million. We expect to receive this equipment in the second half of fiscal year 2027.
Cash and Cash Flows
The following table sets forth the historical cash flows for the nine months ended September 30, 2026 and 2025:

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$115,088	$150,563
Net cash used in investing activities	$(221,264)	$(111,025)
Net cash provided by (used in) financing activities	$743,716	$(23,440)
Operating Activities
Net cash provided by operating activities was $115.1 million for the nine months ended September 30, 2026, compared to $150.6 million for the nine months ended September 30, 2025. The net decrease of approximately $35.5 million was primarily due to approximately $13.6 million lower net income adjusted for noncash expenses and working capital headwinds which consumed approximately $21.9 million more cash in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Investing Activities
Net cash used in investing activities increased to $221.3 million for the nine months ended September 30, 2026, from $111.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $105.8 million increase in capital expenditures, a $3.0 million decrease in proceeds from sale of assets and a $1.4 million decrease in proceeds from note receivable from sale of business.
The following table reconciles our capital expenditures paid to capital expenditures incurred for the periods indicated:

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Capital expenditures paid (1)	$227,910	$122,084
Less: Capital expenditures included in accounts payable and accrued liabilities - beginning of period	(28,095)	(14,695)
Add: Capital expenditures included in accounts payable and accrued liabilities - end of period	51,208	50,509
Add: Capital expenditures related to financed equipment purchases during the period	76,120	51,850
Add: Capital expenditures financed by operating lease landlord during the period	—	350
Capital expenditures incurred (1)	$327,143	$210,098
(1)    This table reconciles cash basis capital expenditures reported in the Company's condensed consolidated statements of cash flows to accrual basis capital expenditures reported in "Note 6 - Reportable Segment Information" and below.
The following table summarizes our capital expenditures incurred by reportable segment for the periods indicated:

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Reportable Segments:
Hydraulic Fracturing	$66,661	$59,010
Wireline	8,416	6,278
Cementing	5,598	5,145
Power Generation	246,459	139,665
Reconciling Items (1)	9	—
Total capital expenditures incurred	$327,143	$210,098
(1)    Reconciling Items include our corporate facilities.
Cash Flows From Financing Activities
Net cash provided by financing activities was $743.7 million for the nine months ended September 30, 2026, as compared to net cash used in financing activities of $23.4 million for the nine months ended September 30, 2025. The net increase was primarily driven by $690.0 million of gross proceeds received from the Notes Offering, $164.3 million of proceeds received from the 2026 Common Stock Offering, $32.7 million of proceeds received from equipment financing loans, a $4.5 million decrease in repayments of insurance financing and a $0.5 million decrease in payment of excise tax on share repurchases, partially offset by $45.0 million repayments of borrowings under the ABL Credit Facility, $36.8 million paid for the purchase of capped calls related to the Convertible Notes and $1.2 million of costs paid related to the 2026 Common Stock Offering during the nine months ended September 30, 2026, $13.9 million increase in repayments of equipment financing term loans, a $24.3 million increase in payment of debt issuance costs (including debt issuance costs and discounts related to the Notes Offering), a $0.8 million increase in payments of finance lease obligations and a $2.9 million increase in tax withholdings paid for net settlement of equity awards.
Credit Facility and Other Financing Arrangements
The Company is party to the ABL Credit Facility that provides for borrowing capacity of up to $350.0 million (subject to the Borrowing Base limit), and matures on May 4, 2031.

ABL Credit Facility: Effective May 4, 2026 and August 10, 2026, the Company entered into amendments to its amended and restated revolving credit facility (the revolving credit facility, as amended and restated in April 2022, as amended in June 2023, as amended in June 2024, as amended in December 2025, as amended in May 2026, as amended in August 2026 and as may be amended further, the "ABL Credit Facility"). The amendments increased the debt basket for leverage-ratio-based indebtedness, capital/finance leases, purchase money debt and other similar indebtedness from $425.0 million to the greater of (i) $600.0 million and (ii) 300% of the Company's consolidated earnings before interest expense, income taxes, depreciation and amortization for its most recently completed four consecutive fiscal quarters, and added a new $690.0 million debt basket for the incurrence or refinancing of convertible indebtedness. The amendments also updated the Borrowing Base to include certain value of eligible power generation equipment (up to a maximum of 35% of the Borrowing Base in the aggregate). The Borrowing Base as of September 30, 2026, was approximately $196.4 million. The ABL Credit Facility includes a springing fixed charge coverage ratio that applies when excess availability is less than the greater of (i) 10% of the lesser of the facility size or the Borrowing Base or (ii) $15.0 million. Under the ABL Credit Facility we are required to comply, subject to certain exceptions and materiality qualifiers, with certain customary affirmative and negative covenants, including, but not limited to, covenants pertaining to our ability to incur liens, indebtedness, changes in the nature of our business, mergers and other fundamental changes, disposal of assets, investments and restricted payments, amendments to our organizational documents or accounting policies, prepayments of certain debt, dividends, transactions with affiliates, and certain other activities. Borrowings under the ABL Credit Facility are secured by a first priority lien and security interest in substantially all assets of the Company excluding certain mobile natural gas-fueled power generation equipment purchased under a financing arrangement.
Borrowings under the ABL Credit Facility accrue interest based on a three-tier pricing grid tied to availability, and we may elect for loans to be based on either the Secured Overnight Financing Rate ("SOFR") or the base rate, plus the applicable margin, which ranges from 1.50% to 2.00% for SOFR loans and 0.50% to 1.00% for base rate loans. The weighted average annual interest rate on our outstanding borrowings under the ABL Credit Facility for the nine months ended September 30, 2026 was 5.64%.
As of September 30, 2026 and December 31, 2025, we had borrowings outstanding under our ABL Credit Facility of $0 and $45.0 million, respectively.
Caterpillar Equipment Loan Agreement: Effective July 27, 2026, we entered into an amendment to our financing arrangement with Caterpillar Financial Services Corporation (as amended on February 6, 2026, and as originally entered into on April 2, 2025, the "Caterpillar Equipment Loan Agreement"), pursuant to which Caterpillar Financial Services Corporation agreed to increase the total availability of funds under the Caterpillar Equipment Loan Agreement to an aggregate amount not to exceed $167.0 million (the "Equipment Loans") for the purpose of purchasing certain electric power generation equipment and associated auxiliary equipment for our PROPWR® business line. The Equipment Loans will be available on a revolving basis and loan amounts that are subject to a non-recourse syndication by Caterpillar Financial Services Corporation will not count against the $167.0 million cap. Certain Equipment Loans consist of two phases: (a) a progress payment phase during which an interim advance is made, evidenced by a separate floating rate promissory note based on an interim loan schedule (each, an "Interim Note"), and (b) after satisfaction of the applicable milestones, a term loan phase in which such Interim Note converts into a separate fixed rate promissory note based on a term loan schedule (each, a "Term Note" and together with the Interim Notes, each, a "Note"). Other Equipment Loans will consist only of a Term Note that is issued upon receipt of the applicable equipment. Interim loans will accrue interest at a floating rate per annum based on SOFR, plus a 3.85% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024. Interest on interim loans is payable on a monthly basis until conversion to term loans. Each term loan will accrue interest at a fixed rate per annum based on the three-year U.S. Treasury rate as of the date of conversion of interim loans to the term loan for each unit of equipment, plus a 3.70% margin, plus any increase or minus any decrease in the Bloomberg Industrial Single A Total Return Index since November 15, 2024 and will be payable in equal monthly installments over a period not to exceed five years. Each Note will be secured on a first lien basis by equipment collateral and related support documents, casualty proceeds and other proceeds or products related thereto, and any proceeds from an Equipment Loan must be used for payment or reimbursement for the equipment subject to such Equipment Loan. Each Note is fully and unconditionally guaranteed by the guarantors set forth in the Caterpillar Equipment Loan Agreement. The Caterpillar Equipment Loan Agreement contains customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Caterpillar Equipment Loan Agreement. The weighted average interest rate on our term loans (long-term loans) for the nine months ended September 30, 2026 was 7.73%.
Under the Caterpillar Equipment Loan Agreement, we have incurred interim loans and term loans with outstanding amounts of $0 and $171.8 million, respectively, as of September 30, 2026, related to funding for equipment under construction and equipment received, of which approximately $24.7 million had been syndicated by Caterpillar Financial Services Corporation on a non-recourse basis and therefore does not count against the $167.0 million cap. As of September 30, 2026, we had approximately $19.9 million available for future borrowings under the Caterpillar Equipment Loan Agreement after giving effect to that syndication. See "Note 5 - Interim and Long-Term Debt." Financed payments from the lender to the Company, net of related debt issuance costs paid by the Company to the lender, are presented as cash inflows under cash flows from financing activities in our condensed consolidated statements of cash flows. Financed payments from the lender to an equipment manufacturer, equipment dealer or equipment packager on the Company's behalf are presented as non-cash investing and financing activities within the "Supplemental Disclosure of Non-Cash Investing and Financing Activities" section of our condensed consolidated statements of cash flows. The repayments of term loans are presented as cash outflows under cash flows from financing activities in our condensed consolidated statements of cash flows.
Convertible Senior Notes. On May 7, 2026, the Company issued the Convertible Notes. The Company received approximately $668.4 million in net proceeds from the issuance of the Convertible Notes after deducting initial purchasers’ discounts and commissions and offering expenses paid by the Company. In connection with the issuance of the Convertible Notes, the Company paid approximately $36.8 million for entering into privately negotiated capped call transactions relating to the Convertible Notes with an affiliate of one of the initial purchasers and certain other financial institutions. Before August 15, 2031, noteholders have the right to convert their Convertible Notes only in certain circumstances and during specified periods. From and after August 15, 2031, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, par value $0.001, or a combination of cash and the Company’s common stock, at its election. As of September 30, 2026, the outstanding amount under the Convertible Notes was $690.0 million.
Stonebriar Equipment Lease Facility. On December 29, 2025, PROPWR entered into an Interim Funding Agreement and a Master Lease Agreement with Stonebriar for the right, but not the obligation, to fund up to $350.0 million of purchases of power generator equipment for our PROPWR® business line. Under the Interim Funding Agreement, Stonebriar provides funding to finance down payments and progress payments owing to equipment suppliers. Monthly rent under the Interim Funding Agreement is based on the unpaid balance of the aggregate amounts advanced under the Interim Funding Agreement and not yet converted to a lease schedule under the Master Lease Agreement, times a per annum lease rate factor equal to the sum of 1-Month SOFR plus 6.25%. Upon delivery and acceptance of a power generator, amounts outstanding under the Interim Funding Agreement with respect to such equipment are converted into a lease schedule under the Master Lease Agreement. Stonebriar will hold legal title to such leased equipment. The lease term for each item of equipment will be 84 months, and the rental payment amounts will be based on the equipment cost times a lease rate factor set forth in the applicable lease schedule. PROPWR will have certain early termination and purchase options with respect to the leased equipment at various points during the lease, as set forth in the Master Lease Agreement and related lease schedule for such equipment. Upon exercise of such rights and payment of the required amounts, PROPWR would acquire legal title to such equipment. As of September 30, 2026, we had no leases and no outstanding lease liability amounts under the Stonebriar Equipment Lease Facility.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2026.
Critical Accounting Estimates
There have been no material changes during the nine months ended September 30, 2026 to the methodology applied by our management for critical accounting estimates previously disclosed in our Form 10-K. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Form 10-K for a discussion of our critical accounting policies and estimates.
Recently Issued Accounting Standards
Disclosure concerning recently issued accounting standards is incorporated by reference to Note 2 of our Condensed Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, there have been no material changes in market risk from the information provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" or "Quantitative and Qualitative Disclosures of Market Risk" in our Form 10-K.

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
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.
Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change, then, except as described in the Indenture, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a Make-Whole Fundamental Change, then we may be required to temporarily increase the conversion rate for the Convertible Notes. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that holders of our Convertible Notes or holders of our common stock may view as favorable.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The following sets forth information with respect to our repurchases of shares of common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	$89,152,858
August 1, 2026 to August 31, 2026	—	$—	—	$89,152,858
September 1, 2026 to September 30, 2026	—	$—	—	$89,152,858
Total	—	$—	—	$89,152,858
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" within the meaning of Item 408 of Regulation S-K.

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

10.1+^
Amended and Restated Master Loan and Security Agreement, dated July 27, 2026, by and among ProPetro Energy Solutions, LLC, Caterpillar Financial Services Corporation and the guarantor parties thereto. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, dated July 30, 2026).

10.2*+
Amendment No. 5 to Amended and Restated Credit Agreement, dated August 10, 2026, by and among ProPetro Holding Corp., ProPetro Services, Inc., each lender party thereto, each letter of credit issuer party thereto and Barclays Bank PLC, as administrative agent.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
+	Certain annexes, schedules, and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2026	By:	/s/ Samuel D. Sledge
Samuel D. Sledge
Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Caleb L. Weatherl
Caleb L. Weatherl
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Celina A. Davila
Celina A. Davila
Chief Accounting Officer
(Principal Accounting Officer)